Form 10-K
period 1993-12-31
PACIFICORP /OR/
filed 1994-03-31
CIK 75594

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 1-5152
                            ------------------------

                                   PACIFICORP
             (Exact name of registrant as specified in its charter)

      STATE OF OREGON                    93-0246090
(State or other jurisdiction   (I.R.S. Employer Identification
    of incorporation or                     No.)
       organization)
    700 N.E. MULTNOMAH,                  97232-4116
      PORTLAND, OREGON                   (Zip Code)
   (Address of principal
     executive offices)

       Registrant's telephone number, including area code: (503) 731-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
- -------------------------------------------  -------------------------------
               Common Stock                  New York Stock Exchange
                                             Pacific Stock Exchange
 $1.98 No Par Serial Preferred Stock, ($25   New York Stock Exchange
        Stated Value), Series 1992

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
               5% PREFERRED STOCK (CUMULATIVE; $100 STATED VALUE)
             SERIAL PREFERRED STOCK (CUMULATIVE; $100 STATED VALUE)
       NO PAR SERIAL PREFERRED STOCK (CUMULATIVE; VARIOUS STATED VALUES)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    On March 1, 1994, the aggregate market value of the shares of voting stock of the Registrant held by nonaffiliates was approximately $5.5 billion.

    As of March 1, 1994, there were 281,786,301 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1993 are incorporated by reference in Parts I and II and appended hereto.

    Portions of the Annual Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp Financial Services, Inc. for the year ended December 31, 1993 are incorporated by reference in Part I.

    Portions of the proxy statement of the Registrant for the 1994 Annual Meeting of Shareholders are incorporated by reference in Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                               NO.
                                                                                                            ---------
Definitions ..............................................................................................         ii
  Part I
    Item 1.        Business...............................................................................          1
                     The Organization.....................................................................          1
                     Electric Utility Operations..........................................................          1
                     Pacific Telecom......................................................................         10
                     Other................................................................................         10
                     Discontinued Operations..............................................................         10
                     Employees............................................................................         10
    Item 2.        Properties.............................................................................         10
    Item 3.        Legal Proceedings......................................................................         13
    Item 4.        Submission of Matters to a Vote of Security Holders....................................         14
    Item 4A.       Executive Officers of the Registrant...................................................         14
  Part II
    Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters..................         16
    Item 6.        Selected Financial Data................................................................         16
    Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................         16
    Item 8.        Financial Statements and Supplementary Data............................................         17
    Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...         17
  Part III
    Item 10.       Directors and Executive Officers of the Registrant.....................................         17
    Item 11.       Executive Compensation.................................................................         17
    Item 12.       Security Ownership of Certain Beneficial Owners and Management.........................         17
    Item 13.       Certain Relationships and Related Transactions.........................................         17
  Part IV
    Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K........................         17
Signatures ...............................................................................................         21
Appendices
    Financial Statements and Supplementary Data
    Statements of Computation of Ratio of Earnings to Fixed Charges
    List of Subsidiaries

                                  DEFINITIONS

    When the following terms are used in the text they will have the meanings indicated:

                 TERM                                                    MEANING
- ---------------------------------------  ------------------------------------------------------------------------
BPA....................................  Bonneville Power Administration
Company................................  PacifiCorp, an Oregon corporation
FERC...................................  Federal Energy Regulatory Commission
Merger.................................  The January 9, 1989 merger of PacifiCorp, a Maine corporation, and Utah
                                          Power & Light Company, a Utah corporation, into the Company
NERCO..................................  NERCO, Inc., formerly an approximately 82% owned subsidiary of
                                          PacifiCorp Holdings
PFS....................................  PacifiCorp Financial Services, Inc., a wholly-owned subsidiary of
                                          PacifiCorp Holdings, and its subsidiaries
PacifiCorp Holdings....................  PacifiCorp Holdings, Inc., a wholly-owned subsidiary of the Company
Pacific Power..........................  Pacific Power & Light Company, the assumed business name of the Company under which it conducts a portion of its retail electric operations
Pacific Telecom........................  Pacific Telecom, Inc., an approximately 87% owned subsidiary of
                                          PacifiCorp Holdings, and its subsidiaries
Utah Power.............................  Utah Power & Light Company, the assumed business name of the Company under which it conducts a portion of its retail electric operations

                                     PART I

ITEM 1. BUSINESS

                                THE ORGANIZATION

    The Company is an electric utility that conducts a retail electric utility business through two divisions, Pacific Power and Utah Power, and engages in power production and sales on a wholesale basis under the name PacifiCorp. The Company formed PacifiCorp Holdings in 1984 to hold the stock of the Company's principal subsidiaries and to facilitate the conduct of businesses not regulated as electric utilities. The Company's strategic business plan is to strengthen the scope and competitive position of its electric utility and telecommunications operations, and to reduce the size and narrow the scope of its other diversified activities.

    Through PacifiCorp Holdings, the Company indirectly owns approximately 87% of Pacific Telecom, a telecommunications company that provides local telephone service and access to the long distance network in Alaska, seven other western states and three midwestern states, intrastate and interstate long distance communication services in Alaska, and cellular mobile telephone services. Pacific Telecom is also engaged in the sale of capacity in and the operation of a submarine fiber optic cable between the United States and Japan.

    PacifiCorp Holdings also holds PFS (100%). Consistent with PacifiCorp's strategic plan, PFS plans to continue to sell substantial portions of its loan, leasing and real estate investments over the next several years. PFS presently expects to retain only its tax advantaged investments in leveraged lease assets (primarily aircraft and project finance) and low-income housing projects. In addition, PacifiCorp Holdings owns Pacific Generation Company, which is engaged in the independent power production and cogeneration business. The Company sold NERCO through a merger transaction with a subsidiary of RTZ America, Inc. in June 1993. See "Discontinued Operations."

    Note 14 to the Consolidated Financial Statements appended hereto contains information with respect to the revenue and income from operations contributed by each of the Company's industry segments for the past three years and the identifiable assets attributable to each segment at the end of each of those years; this information is incorporated herein by this reference. For the year ended December 31, 1993, 73% of PacifiCorp's revenues from operations were derived from Electric Operations, while Pacific Telecom contributed 21%.

    The Company's common stock (symbol PPW) is traded on the New York Stock Exchange and the common stock of Pacific Telecom, Inc. (symbol PTCM) is traded on the national over-the-counter market. The Company's $1.98 No Par Serial Preferred Stock, Series 1992, is traded on the New York Stock Exchange.

                          ELECTRIC UTILITY OPERATIONS

    PacifiCorp conducts its retail electric utility operations as Pacific Power and as Utah Power, and engages in wholesale electric transactions under the name PacifiCorp. Pacific Power and Utah Power are operated as separate divisions providing electric service within their respective service territories. Power production, wholesale sales, fuel supply and administrative functions are managed on a coordinated basis.

SERVICE AREA

    Pacific Power serves approximately 736,000 retail customers in service areas aggregating about 71,000 square miles in portions of six western states: Oregon, Wyoming, Washington, Idaho, California and Montana. Its electric service territory is generally rural and suburban and principally agricultural. The existing industrial base is diversified. Pacific Power also provides service to several subregional business centers.

    Utah Power provides electric service to about 572,000 retail customers in a service area of approximately 82,000 square miles in portions of Utah and Idaho. The area served has a widely diversified industrial and agricultural economy and an abundance of natural resources.

    The geographical distribution of retail electric operating revenues for the year ended December 31, 1993 was Utah, 35.0%; Oregon, 31.8%; Wyoming, 15.4%; Washington, 8.5%; Idaho, 4.8%; California, 2.7%; and Montana, 1.8%.

CUSTOMERS

    Electric utility revenues and energy sales, by class of customer, for the three years ended December 31, 1993 were as follows:

                                                         1992               1991
                                      1993         ----------------   ----------------
                                ----------------
Operating Revenues (Dollars in
 millions):
  Residential.................  $   698.9    29%   $   649.8    28%   $   663.8    30%
  Commercial..................      543.9    22        526.9    23        517.4    23
  Industrial..................      696.2    28        695.6    30        674.9    31
  Government, Municipal and
   Other......................       29.8     1         29.9     1         34.2     1
                                ----------  ----   ----------  ----   ----------  ----
    Total Retail Sales........    1,968.8    80      1,902.2    82      1,890.3    85
  Wholesale Sales-Firm........      422.5    17        356.5    15        264.7    12
  Wholesale Sales-Nonfirm.....       77.3     3         71.3     3         59.9     3
                                ----------  ----   ----------  ----   ----------  ----
    Total Energy Sales........     2468.6   100%     2,330.0   100%     2,214.9   100%
                                            ----               ----               ----
                                            ----               ----               ----
  Other Revenues(1)...........       38.3               32.4               36.9
                                ----------         ----------         ----------
    Total Operating
     Revenues.................  $ 2,506.9          $ 2,362.4          $ 2,251.8
                                ----------         ----------         ----------
                                ----------         ----------         ----------
Kilowatt-hours Sold (kwh in
 millions):
  Residential.................   12,055      21%    11,230      21%    11,354      22%
  Commercial..................   10,085      18      9,733      18      9,416      19
  Industrial..................   19,671      34     19,942      36     19,322      38
  Government, Municipal and
   Other......................      602       1        606       1        692       1
                                ----------  ----   ----------  ----   ----------  ----
    Total Retail Sales........   42,413      74     41,511      76     40,784      80
  Wholesale Sales-Firm........   11,919      21     10,455      19      7,349      14
  Wholesale Sales-Nonfirm.....    3,030       5      2,965       5      2,946       6
                                ----------  ----   ----------  ----   ----------  ----
    Total kwh Sold............   57,362     100%    54,931     100%    51,079     100%
                                ----------  ----   ----------  ----   ----------  ----
                                ----------  ----   ----------  ----   ----------  ----

- ------------------------
(1)  Includes miscellaneous and steam heating revenues.

    Both Pacific Power's and Utah Power's sales are seasonal. Pacific Power's customer demand peaks in the winter months due to space heating requirements. Utah Power's customer demand peaks in the summer when irrigation and cooling systems are heavily used. Many factors affect per customer consumption of electricity. For residential customers, within a given year, weather conditions are the dominant cause of usage variations from normal seasonal patterns. However, the price of electricity is also considered a significant factor.

    During 1993, no single retail customer accounted for more than 1.6% of the Company's retail utility revenues and the 20 largest retail customers accounted for 12.6% of total retail electric revenues.

COMPETITION

    Although Pacific Power and Utah Power operate as regulated monopolies within their respective service areas, the Company encounters significant competition from both traditional and nontraditional energy suppliers. Competition varies in form and intensity and includes competition from both utility and nonutility energy suppliers for industrial customers, as well as for wholesale power sales to other utilities; self generation and cogeneration by industrial customers; and substitute energy forms for residential and commercial space heating, cooling and water heating.

    In response to this competition, the Company is seeking to remain cost competitive through utilization of its diverse electrical system to increase operating efficiencies in power plant operations and transmission. The Company's combined production and transmission cost in 1991 was one-third lower than the average for investor owned utilities in the western United States according to a study released by a major independent rating agency in July 1993. The Company also seeks to acquire additional low cost resources, minimize price increases and assist its customers in acquiring and implementing energy efficiency measures. Through these efforts, the Company has been able to maintain customer prices that are below the average for the western United States as reported by Edison Electric Institute in 1993. See "Regulation."

    The Energy Policy Act of 1992 ("Energy Act") became effective in October 1992. The Energy Act grants the FERC authority to require utilities that own transmission facilities to provide transmission access to other entities. This requirement has not had, nor is expected to have, a material adverse effect on the Company because, as a condition of the FERC's approval of the Merger, the Company is already subject to transmission access requirements similar to those provided for in the Energy Act. The Energy Act also exempts certain independent power producers from the Public Utility Holding Company Act. Over the long term, this provision is expected to increase competition in the industry.

CURRENT POWER AND FUEL SUPPLY

    The Company's generating facilities are interconnected through its own transmission lines or by contract through the lines of others. Substantially all generating facilities and reservoirs located within the Pacific Northwest are managed on a coordinated basis to obtain maximum load carrying capability and efficiency.

    The Company's  transmission  system connects  with  other utilities  in  the
Northwest having low-cost hydroelectric generation and with utilities in California and the Southwest having higher-cost, fossil-fuel generation. In periods of favorable hydro conditions, the Company utilizes lower-cost hydroelectric power to supply a greater portion of its load and attempts to sell its displaced higher-cost thermal generation to other utilities. In periods of less favorable hydro conditions, the Company seeks to sell excess thermal generation to utilities which are more dependent on hydroelectric generation than the Company. During the winter, the Company is able to purchase power from Southwest utilities, either for its own peak requirements or for resale to other Northwest utilities. During the summer, the Company is able to sell excess power to Southwest utilities to assist them in meeting their peak requirements. See "Wholesale Sales and Purchased Power."

    The Company owns or has interests in generating plants with an aggregate nameplate rating of 8,348.8 megawatts ("MW") and plant capability of 7,884.5 MW. See "Item 2. Properties." With its present generating facilities, under average water conditions, the Company expects that approximately 7% of its energy requirements for 1994 will be supplied by its hydroelectric plants and 80% by its thermal plants. The balance of 13% will be obtained under long-term purchase contracts, interchange and other purchase arrangements. Note 8 to the Consolidated Financial Statements appended hereto contains additional details relating to the Company's purchase of power under long-term arrangements.

    The Company is purchasing 1,100 MW of capacity from BPA pursuant to a short-term agreement that extends through July 31, 1995. The Company's current annual payment for purchases under the short-term agreement is $77.2 million, which will increase at the rate of increase of BPA's average system cost. See "Regulation" for information concerning an increase in BPA's rates. BPA is undertaking an environmental review of a proposal to extend the capacity sale through August 31, 2011. The Company has agreed to enter into a long-term agreement if offered by BPA at the conclusion of this process. If BPA is unable to offer any long-term or short-term contract after completion of the environmental review, the Company would be required to obtain other sources of capacity, which it believes are available.

    In January 1993, the Operating Committee for the Trojan Plant formally approved the permanent cessation of nuclear operations at the plant, which had been shut down since November 9, 1992 when a leak was detected in a steam generator tube. Portland General Electric Company is the operator of the Trojan Plant and owns a 67.5% share. The Eugene Water and Electric Board has assigned its 30% interest in the plant to BPA, and the Company owns a 2.5% interest. Recovery of the Company's remaining investment in the Trojan Plant ($14.4 million at December 31, 1993) and estimated plant closure and decommissioning costs ($14.7 million at December 31, 1993) are subject to regulatory approval.

    Under the requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA"), the Company purchases the output of qualifying facilities constructed and operated by entities that are not public utilities. During 1993, the Company purchased an average of 94 MW from qualifying facilities, compared to an average of 63 MW in 1992. The increase was attributable to a new 53 MW qualifying facility that began deliveries in 1993. See "Wholesale Sales and Purchased Power."

    In 1993, the Company entered into a 20-year transmission agreement with Southern California Edison Company, which initially provides the Company with 78 MW of off peak transfer capability and up to 165 MW of additional transfer capability, if available, from Arizona through southern California and to the Company's system at the Oregon border. Under the agreement, the off peak transfer capability will increase to 260 MW and the additional transfer capability, if available, to 347 MW in 1994. This arrangement is expected to improve the Company's ability to utilize its resources in a more cost effective manner, as well as provide access to surplus resources in the desert Southwest.

    The Company plans and manages its capacity and energy resources based on critical water conditions. Under critical or better water conditions in the Northwest, the Company believes that it has adequate reserve generation capacity for its requirements. The Company's historical total firm peak load (including both retail and firm wholesale sales) of 8,838 MW occurred on November 24, 1993, and historical on-system firm peak load of 7,623 MW occurred on December 21, 1990.

WHOLESALE SALES AND PURCHASED POWER

    Wholesale sales continue to contribute significantly to total revenues. The Company's wholesale sales complement its retail business and enhance the efficient use of its generating capacity. In 1993, wholesale sales accounted for 26% of total energy sales and 20% of total energy revenues.

    In addition to its base of thermal and hydroelectric resources, the Company utilizes a mix of long-term and short-term firm power purchases and nonfirm purchases to meet its load obligations and to make sales to other utilities when prices are favorable. Firm power purchases supplied 10% of the Company's total energy requirements in 1993. Nonfirm purchases were 6% of total energy requirements in 1993 and slightly in excess of the total amount of energy sold by the Company on the nonfirm wholesale market during the year.

    During 1993, the Company commenced purchases under several new firm power arrangements, including a 5-year agreement for the purchase of 100 MW of annual capacity and energy, a 30-year agreement with respect to a 53 MW qualifying facility and a short-term agreement covering 90 average MW of energy for the period May 1 through September 15, 1993. The Company also purchased 222 MW under a new 10-year winter capacity agreement in 1993, and has the right to receive 322 MW in 1994 and 422 MW in 1995 and each year thereafter through the term of this agreement, which the Company may extend to 2008.

PROPOSED ASSET ADDITIONS

    In accordance with the Company's long range integrated resource planning process, also referred to as "least-cost planning," the Company considers various future demand and supply options for providing customers with reliable, low-cost energy services. See "Projected Demand." In this connection, the Company also seeks opportunities to acquire existing assets from other utilities.

    The Company has signed a contract to acquire electricity from a 474 MW natural gas cogeneration plant in Hermiston, Oregon. Affiliates of U.S. Generating Company will finance, build and operate the plant. The Company will have an option to own up to 50% of the plant once it begins operation. U.S. Generating Company must arrange for long-term gas supplies by mid-1994, and construction is scheduled to begin in 1994, with commercial operation expected by mid-1996. The project, which is located in the western part of the Company's system, will provide power at a cost expected to be less expensive than other supply side options available to the Company and to be competitive with coal fired generation.

    The Company has signed a contract to build a 50 MW cogeneration project at the James River paper mill in Camas, Washington. The steam purchase agreement extends for 20 years. The facility will use steam produced for the paper making process to drive an electric turbine-generator. It should begin operating in late 1995. The project provides the Company with an efficient source of generation near the Portland metropolitan area.

    The Company has signed contracts to build two wind generation projects, a 70 MW project in Wyoming and a 50 MW project in Washington, both of which are to be built by Kenetech Windpower and scheduled to begin producing power in 1996. The Company is to own 53.2, or about 37 MW, of the Wyoming project and 37.5%, or about 19 MW, of the Washington project.

    The terms of the Company's 1991 transaction with Arizona Public Service Company ("APS") call for the construction by APS of 150 MW of combustion turbines to be owned by the Company. The Company will pay APS a $20 million fee upon commercial operation of the turbines for rights and services provided by APS. Commercial operation of the turbines is expected by early 1997.

PROJECTED DEMAND

    Annual increases in retail kilowatt-hour sales for the Company have averaged 2.2% since 1988. The Company has benefited from improved economic conditions in portions of its service territory and the Company's commitment to price stability. Substantial price reductions in many of the Company's service territories have helped sustain sales volume growth. See "Regulation."

    In connection with its long-range integrated resource planning process, which includes load growth projections for its service areas, the Company analyzed a range of average annual growth in energy requirements from 0.3% to 3.8% over a 20-year horizon. For the period 1994 to 1998, the average annual growth is expected to be 2.1%, excluding the effect of the Company's demand-side efficiency programs. Actual growth in the future will be determined by economic and demographic growth, competition and the effectiveness of energy efficiency programs.

    The Company's base of existing resources, in combination with actions outlined in its integrated resource plan, are expected to be sufficient to meet the above range of possible load growth conditions throughout the 1990s. Actions outlined in the integrated resource plan include energy efficiency by customers (demand-side management), efficiency improvements to existing generation, transmission and distribution systems, and investments in cogeneration, single cycle and combined cycle combustion turbines and in renewable resources. See "Proposed Asset Additions." The Company will use the results of its integrated resource planning process as a framework to evaluate opportunities to acquire surplus generating facilities from other utilities.

    Demand-side management is an element of the Company's diversified portfolio of resources identified in its integrated plan. The use of an energy service charge concept in the Company's demand-side resource programs is intended to allow these resources to be acquired at competitive costs. Under the energy service charge program, the customers receiving the benefits of energy efficiency measures are expected to pay most of the related costs. The Company expended an aggregate of $41.1 million for demand-side resources in 1993, while acquiring 19.6 average MW of energy efficiency.

ENVIRONMENT

    In addition to land use restrictions and other controls by local governments, the Company is subject to regulation by federal, state and local authorities pursuant to legislation designed to protect and enhance the quality of the environment, including air and water quality, remediation of contamination, waste disposal and protection of endangered species. Environmental regulation has not only increased the cost of providing electric service, it has adversely affected various industrial groups, thereby negatively impacting kwh sales by the Company. However, the Company has been able to manage these additional costs to date without having to pass the costs directly to its customers in the form of higher rates. The Company's ability to avoid such price increases in the future is uncertain.

    AIR QUALITY. The Company's operations are subject to regulation under the Federal Clean Air Act, as enforced by the Environmental Protection Agency ("EPA") and various state agencies. The Company believes that all of the coal-fired generating plants operated by it comply in all material respects with current emission standards. Some of the plants have recently modified their fuel supply systems or processes in order to meet those standards. The Company believes that it can continue to operate its plants at or below mandated emission rates without incurring costs that would have a material adverse effect on its consolidated results of operations.

    In August 1993, the Sierra Club filed an action against the owners of the Hayden Generating Station alleging violations of state and federal air quality regulations at the station since 1988. In April 1992, the Company acquired interests in two units of the station, which is operated by Public Service Company of Colorado. Among other things, the complaint seeks civil monetary penalties and an injunction requiring the defendants to operate the station in compliance with applicable statutes and regulations. The Sierra Club has also indicated that it may pursue similar claims with respect to the Craig Generating Station, in which the Company also has ownership interests.

    Various federal and state agencies have raised concerns with respect to perceived visibility degradation in areas where the Company owns coal-fired generating plants. Two visibility studies have been completed within the Company's service territory, one in Washington and the other in the Canyonlands area of Utah. To date, no additional emission control requirements have resulted from these studies. The Company is participating in additional visibility studies in western Wyoming, Colorado and the Grand Canyon area. The findings of these studies may have a significant impact on operations at a number of generating plants owned by the Company or in which the Company has an ownership interest.

    The 1990 Clean Air Act Amendments require an overall reduction in the emission of sulfur dioxide (SO2) and nitrogen oxides (NOx) from utility generating plants, and establish a system of marketable SO2 emission allowances. The Company's generating plants burn low, sulfur coal and the majority of the Company's plants representing a majority of its installed capacity have been equipped with SO2 emission controls. However, the new law will result in additional operating costs because the Company will be required to maintain and manage SO2 emission levels, install approximately $10 million of emission monitoring equipment, and reduce NOx emissions at some of its generating plants. The SO2 emission allowances to be awarded to the Company are sufficient to enable the Company to meet its current needs and expansion plans and may enable the Company to take advantage of opportunities to sell surplus allowances to other utilities. In 1993, the Company negotiated a sale of surplus allowances to Illinois Power Company, which is still pending.

    Emissions from coal-fired generating plants include carbon dioxide. Carbon dioxide emissions are not currently subject to regulation, but have been the subject of increasing public concern. The Company is testing various techniques of offsetting carbon dioxide emissions to determine their feasibility and cost effectiveness.

    ENDANGERED SPECIES. Enforcement of the Endangered Species Act ("ESA") and other laws by the National Marine Fisheries Service ("NMFS") and the U.S. Fish and Wildlife Service ("FWS") is affecting the Company's operations in a number of areas.

    Environmental regulation under the ESA has resulted in reduced availability of timber for use by the Company's customers in the wood products industry, and long range timber management plans for timberlands managed by federal and state agencies are expected to further reduce the volume of timber available for processing. In addition, the listing of the Northern Spotted Owl under the ESA is expected to result in further restrictions on timber harvesting from both public and private timber lands. These actions have adversely affected kwh sales to the Company's customers in the wood products industry.

    Protection of habitat of endangered and threatened species will make it more difficult to site and construct new transmission and distribution facilities and generating plants, and may be a consideration in connection with the relicensing of existing hydroelectric generating projects.

    NMFS is responsible for ESA actions regarding marine fish and certain marine mammals. As a result of recent decisions with respect to the listing of species of Columbia River salmon as endangered or threatened, NMFS is involved in recovery measure planning that could result in changes in federal hydrosystem operations and flows. These changes could affect the availability and cost of power from BPA. Pending and threatened lawsuits under the ESA and the Northwest Power Act could result in further restrictions on the federal hydropower system and affect regional power supplies and costs.

    The FWS has identified the Lost River sucker, the shortnose sucker, and the bald eagle as species listed under the ESA that may be affected by operations of the Klamath Project, a hydroelectric project in southern Oregon and Northern California. Waterflows through the Klamath Project are largely subject to the discretion of the U.S. Bureau of Reclamation, which owns the Link River Dam. Because of recent drought conditions, flows past the Link River Dam have been substantially reduced, which has contributed to a reduction in hydroelectric generation at certain of the Company's downstream hydroelectric plants. In addition, pending litigation with respect to diversions from Upper Klamath Lake could result in further restrictions on hydroelectric generation at the Klamath Project.

    The Company anticipates that other fish species will be nominated for ESA listings, and such actions could further impact the Company's hydroelectric resources. The Company is continuing to monitor and participate in regional ESA activities to minimize the generation and economic impacts resulting from such actions. It is unknown at this time what impact, if any, these actions will have on the Company's operations.

    ELECTROMAGNETIC FIELDS. A number of studies have examined the possibility of adverse health effects from electromagnetic fields ("EMF"), without conclusive results. Certain states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way; however, other than California, none of the jurisdictions in which the Company operates has adopted formal rules or programs with respect to EMF or EMF considerations in the siting of electric facilities. In California, the Commission has issued an interim order requiring utilities to implement no cost or low cost mitigation measures in the certification process for their facilities. The Company expects that public concerns about EMF will make it more difficult to site and construct new power lines and substations in the future. It is uncertain whether the Company's operations may be adversely affected in other ways as a result of EMF concerns.

    ENVIRONMENTAL CLEANUPS. Under the Comprehensive Environmental Response, Compensation and Liability Act and comparable state statutes, entities that disposed of or arranged for the disposal of hazardous substances, and the owners and operators of the related property, may be liable for the remediation of contaminated sites. The Company has been identified as a potentially responsible party in connection with a number of cleanup sites to which it may have sent transformers containing polychlorinated biphenyls
("PCBs"), used oil and other hazardous wastes. In addition, certain of the Company's own properties have been identified as requiring remediation. The Company is conducting or participating in investigations and remedial actions with respect to those sites; however, the costs associated with those actions are not expected to be material to the Company's consolidated results of operations.

    WATER QUALITY. The Clean Water Act requires permits for the discharge of certain pollutants into the waters of the United States, including storm water runoff. Under this Act, EPA has issued effluent limitation guidelines, pretreatment standards and new source performance standards for the control of certain pollutants; and individual states may impose still more stringent limitations. The Company presently has the required discharge permits for its facilities. Additional regulations may be promulgated in the future, but the Company is unable to predict the extent to which such additional regulations will affect its operations and capital expenditure requirements.

    HAZARDOUS WASTES. The federal Resource Conservation and Recovery Act ("RCRA") has established a national program for the handling, treatment, recycling, storage and disposal of hazardous wastes. To date, RCRA has not had a material impact on the Company's operations or expenditures; however, EPA and the Congress are studying the impacts of high volume, low toxicity utility wastes, such as fly ash, which are now exempt from RCRA regulations. If this exception were to be withdrawn, the Company would be faced with considerable expense to change its disposal practices and modify its existing disposal facilities.

    MISCELLANEOUS. High sodium levels in the flue gas desulphurization waste ponds at the Jim Bridger and Naughton coal-fired generating plants may have caused mortalities of waterfowl protected under the Migratory Bird Treaty Act. In cooperation with Bureau of Land Management ("BLM") and the FWS, the Company has installed a pilot system at the Naughton Plant pond and is studying possible methods of reducing or eliminating bird mortalities.

REGULATION

    The Company is subject to the jurisdiction of public utility regulatory authorities of each of the states in which Pacific Power and Utah Power conduct retail electric operations as to prices, services, accounting, issuance of securities and other matters. The Company is a "licensee" and a "public utility" as those terms are used in the Federal Power Act and is, therefore, subject to regulation by the FERC as to accounting policies and practices, certain prices and other matters. Most of the Company's hydroelectric plants are licensed as major projects under the Federal Power Act and certain of these projects are licensed under the Oregon Hydroelectric Act.

    The Company is currently in the process of relicensing certain of its hydroelectric projects under the Federal Power Act and will be seeking licenses for other projects in the future. As a condition to the relicensing, the FERC is expected to impose conditions designed to address the impact of the projects on fish and other environmental concerns. See "Environment; Endangered Species." The Company is unable to predict the impact of imposition of such conditions, but capital expenditures and operating costs could increase in future periods. In addition, the Company may refuse relicenses for certain projects if the terms of renewal make the projects uneconomical to operate.

    Prices charged to retail customers are subject to regulation in each of the states Pacific Power or Utah Power serves. Interstate sales of electricity at wholesale prices and interstate wheeling rates are regulated by the FERC. Except in Montana, where the commission is elected, commissioners are appointed by the individual state's governor for varying terms. While regulation varies from state to state, industry analysts consider the overall quality of the regulatory commissions having jurisdiction over Pacific Power and Utah Power to be about average in their treatment of the rate applications of utilities.

    The Company seeks to minimize retail price increases. From January 1, 1988 through December 31, 1993, the Company reduced prices paid by retail customers by $178 million, or 10% on an annualized basis. Effective October 1, 1993, BPA increased its wholesale power and transmission rates, increasing the price of the Company's capacity purchases by 16% and wheeling services by 37%. In addition, this rate increase reduced the Company's residential exchange benefits under the Pacific Northwest Electric Power Planning and Conservation Act; such benefits are passed on directly to the Company's residential and small farm customers in Washington, Oregon, Montana and Idaho. Price increases in the 6% to 8% range were approved in all four states, reflecting the loss of residential exchange benefits.

    BPA also has the option of an additional interim rate increase (maximum of 10%) October 1, 1994, if operating conditions warrant. The additional interim rate increase would be applicable only to the residential exchange benefits.

    In December 1993, the California Public Utilities Commission ("CPUC") adopted, at the Company's request, an alternate incentive form of regulation which will be used for the next three to six years. In adopting the mechanism, the CPUC approved a 2% average rate increase for the Company in 1994. Price increases in the future will be based on a formula consisting of an inflation index, less a productivity factor, with prices capped at 105% of the national average.

    A committee including representatives of the Company, FERC and each state public service commission regulating Pacific Power and Utah Power has met to discuss allocation of investment, costs and revenues, including the effect of Merger benefits, among jurisdictions in order to satisfy post-Merger pricing methodologies and reporting requirements. In January 1993, the state representatives reached an agreement in principle on the allocation method to be used beginning in 1993. The methodology is expected to be supported by the commission staffs in the various jurisdictions, but adoption of the methodology will be dependent upon commission action in specific rate proceedings.

CONSTRUCTION PROGRAM

    The following table shows actual construction costs for 1993 and the Company's estimated construction costs for 1994 through 1996, including costs of acquiring demand-side resources. The estimates of construction costs for 1994 through 1996 are subject to continuing review and reductions are currently anticipated. These estimates do not include expected expenditures for purchases of generating assets. See "Proposed Asset Additions" for information concerning recent and proposed additions to the Company's generating assets.

                                                                             Estimated
                                                                  -------------------------------
Type of Facility                                     Actual 1993    1994       1995       1996
- ---------------------------------------------------  -----------  ---------  ---------  ---------
                                                                (Dollars in millions)
Production.........................................   $     165   $     163  $     185  $     246
Transmission.......................................         117         103        105        138
Distribution.......................................         237         249        154        144
Mining.............................................          39          48         47         49
Other..............................................          78         173        119        108
                                                          -----   ---------  ---------  ---------
    Total(1).......................................   $     636   $     736  $     610  $     685
                                                          -----   ---------  ---------  ---------
                                                          -----   ---------  ---------  ---------

- ------------------------
(1) Excludes interest capitalized, or estimated to be capitalized, on equity funds used during construction as follows: $4 million, $5 million, $6 million and $8 million for 1993, 1994, 1995 and 1996, respectively.

                                PACIFIC TELECOM

    Pacific Telecom provides local telephone service and access to the long distance network in Alaska, seven other western states and three midwestern states. Alascom, Inc., Pacific Telecom's long distance telephone subsidiary, provides Alaska with both intrastate and interstate long distance communication services. In addition, Pacific Telecom has acquired and is developing, operating and managing cellular mobile telephone services in seven states. Pacific Telecom is also involved in the sale of capacity in and the operation of a submarine fiber optic cable between the United States and Japan, a system that became operational in May 1991. See "Telecommunications" appended hereto. For further information with respect to the business of Pacific Telecom, see "Item 1. Business" of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1993; such information is incorporated herein by this reference.

    See "Item 3. Legal Proceedings" for a discussion of certain litigation affecting Pacific Telecom.

                                     OTHER

    The other operations of the Company include PFS. Consistent with PacifiCorp's strategic plan, PFS plans to continue to sell substantial portions of its loan, leasing and real estate investments over the next several years. PFS presently expects to retain only its tax advantaged investments in leveraged lease assets (primarily aircraft and project finance) and low-income housing projects. For further information with respect to the business of PFS, see "Item
1. Business" of the Annual Report on Form 10-K of PacifiCorp Financial Services, Inc. for the year ended December 31, 1993; such information is incorporated herein by this reference.

                            DISCONTINUED OPERATIONS

    The Company's natural resource subsidiary, NERCO, was shown as a discontinued operation in 1992. In June 1993, the Company completed the sale of its ownership interest in NERCO through a merger transaction with a subsidiary of RTZ America, Inc. PacifiCorp Holdings received cash consideration of approximately $384 million for its shares of NERCO common stock. In connection with the merger, a subsidiary of the Company loaned $225 million to a subsidiary of RTZ America, Inc. that is to be repaid as, and only to the extent that, certain future contract revenues are received.

    A subsidiary of Pacific Telecom, International Communications Holdings, Inc. ("ICH"), was shown in 1992 as a discontinued operation pending completion of an agreement to sell its wholly-owned subsidiary, TRT Communications, Inc. ("TRT"), to IDB Communications Group, Inc. ("IDB"). Under the agreement, which closed in the third quarter of 1993, the stock of TRT and the stock of another smaller subsidiary were exchanged for 4.5 million shares of IDB's common stock, and $1 million in cash.

                                   EMPLOYEES

    PacifiCorp and its subsidiaries had 13,635 employees on December 31, 1993. Of these employees, 9,475 were employed by PacifiCorp and its mining affiliates, 2,834 were employed by Pacific Telecom and 1,326 were employed by PFS and other subsidiaries.

    Approximately 65% of the employees of PacifiCorp and its mining affiliates are covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the United Mine Workers of America.

    For information with respect to the employees of Pacific Telecom and PFS, see "Item 1. Business" of the Annual Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp Financial Services, Inc., for the year ended December 31, 1993; such information is incorporated herein by this reference.

    In the Company's judgment, employee relations are satisfactory.

ITEM 2.  PROPERTIES

    The Company owns 52 hydroelectric generating plants and has an interest in one additional plant, with an aggregate nameplate rating of 1,014.5 MW and plant capability of 1,110.8 MW. It also owns or has interests in 15 thermal-electric generating plants with an aggregate nameplate rating of 7,334.3 MW and plant capability of 6,773.7 MW. In January 1993, a decision was made to cease nuclear operations at the Trojan Plant, in which the Company has a 2.5% interest (30.4
MW). See "Item 1. Business. Electric Utility Operations -- Current Power and Fuel Supply." The following table summarizes the Company's existing generating facilities:

                                                                     INSTALLATION  NAMEPLATE        PLANT
                                  LOCATION          ENERGY SOURCE       DATES      RATING(MW)   CAPABILITY(MW)
                            ---------------------  ----------------  ------------  ----------   --------------
HYDROELECTRIC PLANTS
Swift.....................  Cougar, Washington     Lewis River               1958      204.0            267.9
Merwin....................  Ariel, Washington      Lewis River          1931-1958      136.0            144.0
Five North Umpqua Plants..  Toketee Falls, Oregon  N. Umpqua River      1950-1956      133.5            135.5
Yale......................  Amboy, Washington      Lewis River               1953      108.0            132.0
John C. Boyle.............  Keno, Oregon           Klamath River             1958       80.0             82.0
Copco Nos. 1 and 2
 Plants...................  Hornbrook, California  Klamath River        1918-1925       47.0             54.5
Clearwater Nos. 1 and 2
 Plants...................  Toketee Falls, Oregon  Clearwater River          1953       41.0             41.0
Grace.....................  Grace, Idaho           Bear River           1914-1923       33.0             33.0
Prospect No. 2............  Prospect, Oregon       Rogue River               1928       32.0             36.0
Cutler....................  Collinston, Utah       Bear River                1927       30.0             29.1
Oneida....................  Preston, Idaho         Bear River           1915-1920       30.0             28.0
Iron Gate.................  Hornbrook, California  Klamath River             1962       18.0             20.0
Soda......................  Soda Springs, Idaho    Bear River                1924       14.0              7.0
Fish Creek................  Toketee Falls, Oregon  Fish Creek                1952       11.0             12.0
33 Minor Hydroelectric
 Plants...................  Various                Various              1896-1990       97.0*            88.8*
                                                                                   ----------         -------
  Subtotal
   (53 Hydroelectric
   Plants)................                                                           1,014.5          1,110.8
THERMAL ELECTRIC PLANTS
Jim Bridger...............  Rock Springs, Wyoming  Coal-Fired           1974-1979    1,495.0*         1,386.7*
Huntington................  Huntington, Utah       Coal-Fired           1974-1977      892.8            805.0
Dave Johnston.............  Glenrock, Wyoming      Coal-Fired           1959-1972      816.7            772.0
Naughton..................  Kemmerer, Wyoming      Coal-Fired           1963-1971      707.2            700.0
Centralia.................  Centralia, Washington  Coal-Fired                1972      693.5*           636.5*
Hunter 1 and 2............  Castle Dale, Utah      Coal-Fired           1978-1980      687.7*           608.5*
Hunter 3..................  Castle Dale, Utah      Coal-Fired                1983      446.4            395.0
Cholla Unit 4.............  Joseph City, Arizona   Coal-Fired                1981      414.0            380.0
Wyodak....................  Gillette, Wyoming      Coal-Fired                1978      289.7*           256.0*
Gadsby....................  Salt Lake City, Utah   Gas-Fired            1951-1955      251.6            235.0
Carbon....................  Castle Gate, Utah      Coal-Fired           1954-1957      188.6            175.0
Craig 1 and 2.............  Craig, Colorado        Coal-Fired           1979-1980      172.1*           165.0*
Colstrip 3 and 4..........  Colstrip, Montana      Coal-Fired           1984-1986      155.6*           144.0*
Hayden 1 and 2............  Hayden, Colorado       Coal-Fired           1965-1976       81.3*            78.0*
Blundell..................  Milford, Utah          Geothermal                1984       26.1             23.0
Little Mountain...........  Ogden, Utah            Gas Turbine               1971       16.0             14.0
                                                                                   ----------         -------
Subtotal (15 Thermal
 Electric Plants).........                                                           7,334.3          6,773.7
                                                                                   ----------         -------
Total Hydro and Thermal
 Generating Facilities
 (68).....................                                                           8,348.8          7,884.5
                                                                                   ----------         -------
                                                                                   ----------         -------

- ------------------------------
*    Jointly owned plants; amount shown represents the Company's share only.

NOTE:  Hydroelectric  project  locations  are  stated  by  locality  and   river
watershed.

    The Company's generating facilities are interconnected through its own transmission lines or by contract through the lines of others. Substantially all generating facilities and reservoirs located within the Pacific Northwest region are managed on a coordinated basis to obtain maximum load carrying capability and efficiency. Portions of the Company's transmission and distribution systems are located, by franchise or permit, upon public lands, roads and streets and, by easement or license, upon the lands of others.

    Substantially all of the Company's electric utility plants are subject to the liens of the Company's Mortgages and Deeds of Trust.

    The following table describes the Company's recoverable coal reserves as of December 31, 1993. All coal reserves are dedicated to nearby generating plants. Recoverability by surface mining methods typically ranges between 90% and 95%. Recoverability by underground mining techniques ranges from 50% to 70%. The Company considers that the respective reserves assigned to the Centralia, Craig, Dave Johnston, Huntington, Hunter and Jim Bridger plants, together with coal available under both long-term and short-term contracts with external suppliers, will be sufficient to provide these plants with fuel that meets the Clean Air Act standards effective in 1995, for their current economically useful lives. The sulfur content of the reserves ranges from 0.43% to 0.84% and the BTU value per pound of the reserves ranges from 7,600 to 11,400. Reserve estimates are subject to adjustment as a result of the development of additional data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves.

                                                                            RECOVERABLE TONS
LOCATION                                                 PLANT SERVED        (IN MILLIONS)
- --------------------------------------------------  ----------------------  ----------------
Centralia, Washington.............................  Centralia                       49      (1)
Craig, Colorado...................................  Craig                           73      (2)
Glenrock, Wyoming.................................  Dave Johnston                   69      (1)
Emery County, Utah................................  Huntington and Hunter          163      (1)(3)
Rock Springs, Wyoming.............................  Jim Bridger                    160      (4)

- ------------------------
(1)  These reserves are mined by subsidiaries of the Company.
(2) These reserves are leased and mined by Trapper Mining Company, a wholly owned subsidiary of Williams Fork Company, in which the Company owns approximately 20% of the outstanding stock.
(3)  These reserves are in underground mines.
(4) These reserves are leased and mined by Bridger Coal Company, a joint venture between Pacific Minerals, Inc., a subsidiary of the Company, and a subsidiary of Idaho Power Company. Pacific Minerals, Inc. has a two-thirds interest in the joint venture.

    Most of the Company's coal reserves are held pursuant to leases from the federal government through the BLM and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended and require payment of rentals and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities. In 1993, the Company expended $3.2 million of reclamation costs and accrued $5.4 million of estimated final mining reclamation costs. Final mine reclamation funds have been established with respect to certain of the Company's mining properties. At December 31, 1993, the Company's pro rata portion of these reclamation funds totalled $20 million and the Company had an accrued reclamation liability of $96 million at December 31, 1993.

    For a description of the properties of Pacific Telecom and PFS, see "Item 1. Business" and "Item 2. Properties" of the Annual Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp Financial Services, Inc. for the year ended December 31, 1993; such information is incorporated herein by this reference.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which are described below. Although it is impossible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in its legal proceedings or, if not, what the impact might be, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations.

    The Company is a defendant in BONNEVILLE POWER ADMINISTRATION V. WASHINGTON PUBLIC POWER SUPPLY SYSTEM, ET AL. (formerly styled WASHINGTON PUBLIC POWER SUPPLY SYSTEM V. ALDER MUTUAL LIGHT COMPANY, ET AL.) (United States District Court, Western District of Washington, filed October 26, 1982), a case initially filed by the Washington Public Power Supply System, a joint operating agency of public utility district organizations and other public bodies ("Supply System"), to obtain a judgment declaring the proper formula to allocate common costs of Supply System Units 1, 3, 4 and 5. The Company, a 10% owner of Unit 3, subsequently asserted in this proceeding that the Unit 3 Ownership Agreement had been breached or that its purpose had been frustrated, and that the Company was excused from further obligation under the Ownership Agreement and was entitled to recover its investment. On September 17, 1985, the Company and the other private utility owners of Unit 3 executed agreements with BPA and the Supply System to settle the Unit 3 dispute and requested that the court dismiss the claims relating to that dispute. A number of public utilities in Washington opposed the settlement and filed claims alleging that the settlement was illegal. In May 1989, most of the parties entered into an agreement under which the challenges to the settlement agreements were dismissed. A trustee for certain Supply System bondholders is continuing to pursue the cost sharing claims. On October 5, 1990, the court issued an order ruling that costs appeared to have been misallocated and granting the trustee's request for an accounting. In February 1992, the Ninth Circuit Court of Appeals reversed the trial court's order and remanded the case for further proceedings.

    In November 1991, former shareholders of American Network, Inc. ("AmNet") filed a third amended complaint against Pacific Telecom and others, suing individually and also derivatively on behalf of AmNet for damages allegedly arising out of the acquisition of AmNet by United States Transamerica Systems, Inc. ("USTS"), a subsidiary of ITT Corporation, in 1988 and various alleged actions in connection with certain transactions that occurred in 1984 and 1986 between AmNet or its subsidiaries and Pacific Telecom or between AmNet and other parties. (LOEWEN, ET AL. V. GALLIGAN, ET AL., Circuit Court for the State of Oregon, County of Multnomah; United States District Court, District of Oregon.) At the time of the acquisition by USTS, Pacific Telecom owned 36.4% of the common shares of AmNet. The third amended complaint revised the plaintiffs' 1984 and 1986 fraud claims and changed the plaintiffs under all claims. As a result, differing plaintiff groups are now suing Pacific Telecom and other defendants for state securities and common law fraud allegedly committed in 1984, 1986 and 1988, and four plaintiffs are suing Pacific Telecom alone for breach of an alleged promise to provide financial support to AmNet in 1984. Plaintiffs seek to recover damages from Pacific Telecom in the amount of plaintiffs' lost investments, plaintiffs' costs, disbursements and reasonable attorney fees, and punitive damages of $100,000,000. On August 19, 1992, the court granted defendants' motions for summary judgment against all claims in the third amended complaint. Judgment in favor of defendants was entered on November 23, 1992 and plaintiffs' appeal to the Oregon Court of Appeals is pending.

    A class action complaint was filed against Equitec Financial Group, Inc. ("Equitec"), certain of its subsidiaries and former directors and officers, as well as the Company, PacifiCorp Holdings and PacifiCorp Financial Services. (DUVAL, ET AL. V. GLEASON, ET AL., Alameda County Superior Court, filed August 16, 1989). PacifiCorp Holdings acquired an interest in Equitec in December 1987 and owns approximately 49% of Equitec's stock. The complaint, as amended, was filed on behalf of the limited partners in twelve real estate limited partnerships sponsored by Equitec during the 1980-1988 period, and alleges fraud and breach of fiduciary duty by the defendants in connection with the public offering and management of the real estate partnerships. Plaintiffs seek an unspecified amount of compensatory and punitive damages, an accounting of transactions entered into by the partnerships and rescission of the purchase of their partnership interests. The PacifiCorp defendants filed a demurrer to the amended complaint, which was allowed with prejudice and without further leave to amend.

    The plaintiffs in the DUVAL case have also filed two actions in the federal district court for the Northern District of California alleging fraud under the federal securities laws in connection with the sale of interests in the same partnerships. (SPENCER, ET AL. V. GLEASON, ET AL. and DUVAL, ET AL. V. GLEASON, ET AL., United States District Court for the Northern District of California.) The PacifiCorp defendants filed answers in the federal proceedings denying any liability. The PacifiCorp defendants also filed a motion to dismiss all of plaintiffs' remaining claims. This motion was heard by the court on November 12, 1993 and is pending.

    The Company, PacifiCorp Holdings and PacifiCorp Financial Services are also among the defendants in a consolidated class action filed by certain limited partners in Equitec partnerships alleging violations of the securities laws in connection with the roll-up of the partnerships into a master limited partnership. (IN RE EQUITEC ROLL-UP LITIGATION, United States District Court for the Northern District of California.) The case was consolidated for trial with a similar suit brought by individuals who opted out of the class certified in the class action. (AABERG, ET AL. V. EQUITEC FINANCIAL GROUP, INC. ET AL., United States District Court for the Northern District of California.) The court granted the PacifiCorp defendants' motion for judgment as a matter of law on February 8, 1994.

    In August 1992, Equitec and certain of its subsidiaries filed a complaint against the Company, PacifiCorp Holdings, PacifiCorp Financial Services, certain other subsidiaries of the Company, and certain current and former directors and officers of the Company or its subsidiaries. (EQUITEC, ET AL. V. PACIFICORP, ET AL., Superior Court of California for Alameda County.) The complaint asserted claims arising out of PacifiCorp Holding's acquisition of an interest in Equitec in December 1987, and its continued ownership of approximately 49% of Equitec's stock. The parties negotiated a settlement agreement, and the court dismissed this action with prejudice on November 29, 1993.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No information is required to be reported pursuant to this item.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of all executive officers of the Company. There are no family relationships among the executive officers. Officers are normally elected annually.

MEMBERS OF CORPORATE POLICY GROUP

    Frederick W. Buckman, born March 9, 1946, President and Chief Executive Officer of the Company

    Mr. Buckman was elected President and Chief Executive Officer of the Company effective February 1, 1994 and became a director of the Company and PacifiCorp Holdings, Inc. in February 1994. He formerly served as President and Chief Executive Officer of Consumers Power Company, Jackson, Michigan, from 1992 to 1994 and as President and Chief Operating Officer of Consumers Power Company from 1988 to 1991.

    William J. Glasgow, born September 29, 1946, Senior Vice President and Chief Financial Officer of the Company, President, Chief Executive Officer and Director of PacifiCorp Holdings, Inc., Chairman and Chief Executive Officer of PacifiCorp Financial Services, Inc.

    Mr. Glasgow was elected Senior Vice President of the Company in February 1992 and became Chief Financial Officer in June 1993. He served as Chairman, President and Chief Executive Officer of PacifiCorp Financial Services, Inc. from July 1989 to April 1993 and continues as Chairman and Chief Executive Officer. He became President and Chief Executive Officer of PacifiCorp Holdings, Inc. in June 1993. He was President and General Manager of that company since February 1992.

    Paul G. Lorenzini, born April 16, 1942, President of Pacific Power

    Mr. Lorenzini was elected President of Pacific Power effective January 31, 1992. He had served as Executive Vice President of Pacific Power since January 1989 and as Vice President since July 1987.

    Charles E. Robinson, born December 3, 1933, Chairman, President and Chief Executive Officer of Pacific Telecom, Inc. and Chairman, President and Director of Alascom, Inc.

    Mr. Robinson was elected Chairman of Pacific Telecom, Inc. in February 1989. He has been serving as Chief Executive Officer since April 1985 and served as President from April 1985 to October 1990. He resumed the role of President on December 31, 1992. He served as Director, President and Chief Operating Officer of Pacific Telecom, Inc. from April 1982 to April 1985.

    Verl R. Topham, born August 25, 1934, President of Utah Power

    Mr. Topham became President of Utah Power in February 1990. He had served as Executive Vice President of Electric Operations since May 1989, as well as Executive Vice President of Utah Power since January 1989, and Senior Vice President, Chief Financial Officer, Commercial Manager and Director of Utah Power since 1984.

OTHER PACIFICORP EXECUTIVE OFFICERS

    Jacqueline S. Bell, born November 17, 1941, Controller of the Company, PacifiCorp Holdings, Inc. and PacifiCorp Financial Services, Inc.

    Ms. Bell became Controller of the Company in June 1989, of PacifiCorp Holdings, Inc. in June 1989 and of PacifiCorp Financial Services, Inc. in October 1993. She had been Manager, Corporate Accounting and Reporting since 1984.

    John A. Bohling, born June 23, 1943, Senior Vice President of the Company

    Mr. Bohling was elected Senior Vice President of the Company in February 1993. He served as Executive Vice President of Pacific Power since September 1991, Senior Vice President of Utah Power since February 1990, as Vice President of Utah Power since January 1989 and Assistant Vice President, Commercial Operations since 1985.

    Shelley R. Faigle, born June 8, 1951, Senior Vice President of the Company

    Ms. Faigle was elected Senior Vice President of the Company in November 1993. She had previously served as Vice President since February 1992, as Vice President of Pacific Power since 1989 and as Assistant Vice President of Utah Power since 1986.

    Harry A. Haycock, born May 6, 1935, Senior Vice President of the Company

    Mr. Haycock was elected Senior Vice President of the Company in February 1992. He had served as Executive Vice President of Electric Operations since December 1990, as Senior Vice President of Utah Power since January 1989 and as Vice President of Utah Power since 1981.

    Thomas J. Imeson, born March 20, 1950, Vice President of the Company

    Mr. Imeson was elected Vice President of the Company in February 1992. He had served as Vice President of Electric Operations since 1990. He had previously served as Chief of Staff for Oregon Governor Neil Goldschmidt since 1987. He was Federal Affairs Manager for Pacific Power during 1985 and 1986.

    Robert F. Lanz, born October 30, 1942, Vice President of the Company

    Mr. Lanz was elected Vice President of the Company in 1980. He served as Treasurer of the Company from June 1984 to December 1993.

    Sally A. Nofziger, born July 5, 1936, Vice President and Corporate Secretary of the Company, Secretary of PacifiCorp Holdings, Inc. and PacifiCorp Financial Services, Inc.

    Mrs. Nofziger was elected Vice President of the Company in 1989 and has been Corporate Secretary since 1983.

    Richard T. O'Brien, born March 20, 1954, Vice President of the Company

    Mr. O'Brien was elected Vice President of the Company in August 1993. He had previously served as Senior Vice President, Treasurer and Chief Financial Officer of NERCO, Inc., a former subsidiary of the Company, during 1992 and 1993 and Vice President and Treasurer of NERCO from 1989 to 1992.

    William E. Peressini, born May 23, 1956, Treasurer of the Company

    Mr. Peressini was elected Treasurer of the Company in January 1994. Prior to his election at PacifiCorp, he served as Executive Vice President of PacifiCorp Financial Services, Inc. from January 1992 and as Senior Vice President and Chief Financial Officer of that company since 1989.

    Daniel L. Spalding, born December 23, 1953, Senior Vice President of the Company and Vice President of PacifiCorp Holdings, Inc.

    Mr. Spalding was elected Senior Vice President of the Company in February 1992. He had previously served as Vice President since October 1987.

    Dennis P. Steinberg, born December 5, 1946, Vice President of the Company

    Mr. Steinberg was elected Vice President of the Company in February 1992. He had previously served as Vice President of Electric Operations since August 1990, and has held various positions in power resource planning since joining the Company in 1978.

OTHER EXECUTIVE OFFICERS OF UTAH POWER

    John E. Mooney, born March 9, 1937, Executive Vice President of Utah Power

    Mr. Mooney was elected Executive Vice President of Utah Power in September 1991. He had previously served as Vice President of Pacific Power since August 1990 and as Assistant Vice President since 1985.

OTHER EXECUTIVE OFFICERS OF PACIFIC POWER

    Diana E. Snowden, born October 29, 1947, Senior Vice President of Pacific Power

    Ms. Snowden was elected Senior Vice President of Pacific Power in May 1993. She had served as Vice President of Pacific Power since 1986.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The  information  required   by  this  item   is  included  under   "Summary
Information" and "Quarterly Financial Data" on pages 20 and 53 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

    The  information  required   by  this  item   is  included  under   "Summary
Information" and "Financing Activities" on pages 20 and 26 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included under "Summary Information," "Liquidity and Capital Resources," "Electric Operations," "Telecommunications," "Other" and "Discontinued Operations" on pages 20 through 35 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by this reference from the Company's Annual Report to Shareholders or filed with this Report as listed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No information is required to be reported pursuant to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to the Company's directors is incorporated herein by this reference to "Election of Directors" in the Proxy Statement for the 1994 Annual Meeting of Shareholders. The information required by this item with respect to the Company's executive officers is set forth in Part I of this report under Item 4A. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference to "Compliance within
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement next for the 1994 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by this reference to "Executive Compensation" in the Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by this reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by this reference to "Director Compensation and Certain Transactions" in the Proxy Statement for the 1994 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                PAGE
                                                                                             REFERENCES
                                                                                             ----------
  (a)  1.  Index to Consolidated Financial Statements:
             Independent Auditors' Report..................................................        36
             Statements of consolidated income and retained earnings for each of the three
              years ended December 31, 1993................................................        37
             Consolidated balance sheets at December 31, 1993 and 1992.....................        38
             Statements of consolidated cash flows for each of the three years ended
              December 31, 1993............................................................        40
             Notes to consolidated financial statements....................................        41
       2.  Schedules:**
             Independent Auditors' Report..................................................        22
             II -- Amounts receivable from related parties and underwriters, promoters and employees (other than related parties) for the three years ended December 31,
              1993.........................................................................        23
             V -- Property, plant and equipment for the three years ended December 31,
              1993.........................................................................        24

             VI -- Accumulated depreciation, depletion and amortization of property, plant
              and equipment for the three years ended December 31, 1993....................        27
             VIII -- Valuation and qualifying accounts for the three years ended December
              31, 1993.....................................................................        30
             IX -- Short-term borrowings for the three years ended December 31, 1993.......        31
             X -- Supplementary income statement information for the three years ended
              December 31, 1993............................................................        32

- ------------------------
 * Page references are to the incorporated portion of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1993, which portion is appended hereto.
** All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference herein.

    3. Exhibits:

   *(3)a   --   Second  Restated Articles of Incorporation of  the Company, as amended. (Exhibit
                 (3)a, Form 10-K for fiscal year ended December 31, 1993, File No. 1-5152).
    (3)b   --   Bylaws of the Company (as restated and amended November 17, 1993).
   *(4)a   --   Mortgage and Deed of Trust dated as of January 9, 1989, between the Company  and
                 Morgan  Guaranty Trust  Company of  New York  ("Morgan Guaranty"),  Trustee, as
                 supplemented and modified by eight  Supplemental Indentures (Exhibit 4-E,  Form
                 8-B,  File No. 1-5152; Exhibit (4)(b),  File No. 33-31861; Exhibit (4)(a), Form
                 8-K dated  January 9,  1990, File  No.  1-5152; Exhibit  4(a), Form  8-K  dated
                 September  11, 1991, File No.  1-5152; Exhibit 4(a), Form  8-K dated January 7,
                 1992, File No. 1-5152; Exhibit 4(a), Form 10-Q for the quarter ended March  31,
                 1992,  File  No. 1-5152;  and Exhibit  4(a),  Form 10-Q  for the  quarter ended
                 September 30, 1992,  File No.  1-5152; Exhibit 4(a),  Form 8-K  dated April  1,
                 1993,  File  No. 1-5152;  and Exhibit  4(a),  Form 10-Q  for the  quarter ended
                 September 30, 1993, File No. 1-5151).
   *(4)b   --   Mortgage and Deed of  Trust dated as  of July 1, 1947,  between Pacific Power  &
                 Light  Company  and  Guaranty  Trust  Company  of  New  York  (Morgan Guaranty,
                 successor) and Oliver R. Brooks et al. (resigned) Trustees, as supplemented and modified by fifty-one Supplemental Indentures  (Exhibit 7(d), File No.  2-7118;
                 Exhibit 7(b), File No. 2-8354; Exhibit 4(b)-3, File No. 2-9446; Exhibit 4(b)-4,
                 File  No. 2-9809;  Exhibit 4(b)-5, File  No. 2-10731; Exhibit  4(b)-6, File No.
                 2-11022; Exhibit 4(b)-7, File  No. 2-12576; Exhibit  4(b)-8, File No.  2-13403;
                 Exhibit  4(b)-2, File  No. 2-13793; Exhibit  4(b)-2, File  No. 2-14125; Exhibit
                 4(b)-2, File No.  2-14706; Exhibit  4(b)-2, File No.  2-16843; Exhibit  4(b)-2,
                 File  No. 2-19841; Exhibit  4(b)-2, File No. 2-20797;  Exhibit 4(b)-3, File No.
                 2-20797; Exhibit 4(b)-2, File  No. 2-15327; Exhibit  4(b)-2, File No.  2-21488;
                 Exhibit  4(b)-2, File  No. 2-15327; Exhibit  4(b)-2, File  No. 2-23922; Exhibit
                 4(b)-5, File No.  2-15327; Exhibit  4(b)-2, File No.  2-32390; Exhibit  4(b)-2,
                 File  No. 2-34731; Exhibit 2(b)-1, File No. 2-37436; Exhibit 2(b)-4, Thirteenth
                 Amendment, File No. 2-15327; Exhibit  5(gg), File No. 2-43377; Exhibit  2(b)-1,
                 File  No. 2-45648; Exhibit  2(b)-1, File No. 2-49808;  Exhibit 2(b)-1, File No.
                 2-52039; Exhibit 2,  Form 8-K  for the  month of  June 1975,  File No.  1-5152;
                 Exhibit  2, Form 8-K  for the month  of January 1976,  File No. 1-5152; Exhibit
                 3(c), Form 8-K for the month of July 1976, File No. 1-5152; Exhibit 2, Form 8-K for the month of December 1976, File No. 1-5152; Exhibit 3(c), Form 8-K for the
                 month of  January 1977,  File  No. 1-5152;  Exhibit  5(yy), File  No.  2-60582;
                 Exhibit  5(m)-2, File  No. 2-66153; Exhibit  4(a)-2, File  No. 2-70905; Exhibit
                 (4)a, Form 10-K for the fiscal year  ended December 31, 1980, File No.  1-5152;
                 Exhibit  4(b), Form 10-K for the fiscal  year ended December 31, 1981, File No.
                 1-5152; Exhibit (4)b, Form  10-K for the fiscal  year ended December 31,  1982,
                 File  No. 1-5152; Exhibit (4)b,  File No. 2-82676; Exhibit  (4)b, Form 10-K for
                 the fiscal year ended December 31, 1985,  File No. 1-5152; Exhibit 4, Form  8-K
                 dated July 25, 1986, File

                 No.  1-5152; Exhibit 4, Form  8-K dated May 18,  1988, File No. 1-5152; Exhibit
                 4(a), Form 8-K dated January 9, 1989, File No. 1-5152; Exhibit (4)(d), File No.
                 33-31861; Exhibit (4)(b),  Form 8-K  dated January  9, 1990,  File No.  1-5152;
                 Exhibit 4(b), Form 8-K dated September 11, 1991, File No. 1-5152; Exhibit 4(b),
                 Form  8-K dated January 7,  1992, File No. 1-5152;  Exhibit 4(b), Form 10-Q for
                 the quarter ended March 31, 1992, File No. 1-5152; Exhibit 4(b), Form 10-Q  for
                 the  quarter ended September 30, 1992, File  No. 1-5152; Exhibit 4(b), Form 8-K
                 dated April 1,  1993, File  No. 1-5152;  and Exhibit  4(b), Form  10-Q for  the
                 quarter ended September 30, 1993, File No. 1-5152).
   *(4)c   --   Mortgage  and Deed of Trust  dated as of December 1,  1943, between Utah Power &
                 Light Company  and  Guaranty  Trust  Company  of  New  York  (Morgan  Guaranty,
                 successor)  and Arthur E. Burke et al. (resigned) Trustees, as supplemented and modified by fifty-three Supplemental Indentures (Exhibits 7(a), 7(b) and  7(e),
                 File  No. 2-6245; Exhibit 7(a), File No. 2-7420; Exhibit 7(a), File No. 2-7880;
                 Exhibit 7(a), File  No. 2-8057; Exhibit  7(g), File No.  2-8564; Exhibit  7(h),
                 File No. 2-9121; Exhibit 4(d), File No. 2-9796; Exhibit 4(d), File No. 2-10707;
                 Exhibit  4(d), File No. 2-11822; Exhibit  4(d), File No. 2-13560; Exhibit 4(d),
                 File No.  2-16861; Exhibit  4(d),  File No.  2-20176;  Exhibit 2(c),  File  No.
                 2-21141;  Exhibit  2(c),  File No.  2-59660;  Exhibit 2(e),  File  No. 2-28131;
                 Exhibit 2(e), File No. 2-59660; Exhibit  2(e), File No. 2-36342; Exhibit  2(e),
                 File  No. 2-39394; Exhibits 2(h) and 2(i), File No. 2-59660; Exhibit 2(d), File
                 No. 2-51736; Exhibit 2(c),  File No. 2-54812; Exhibit  2(c), File No.  2-55331;
                 Exhibit  2(c), File No. 2-55762; Exhibit  2(d), File No. 2-56990; Exhibit 2(e),
                 File No. 2-56990; Exhibits 2(c) and 2(d), File No. 2-58227; Exhibit 2(r),  File
                 No.  2-59660; Exhibits 2(c) and 2(d), File  No. 2-61221; Exhibit 2(c), File No.
                 2-63813; Exhibit  2(c), File  No. 2-65221;  Exhibit 2(c)-1,  File No.  2-66680;
                 Exhibits  4(b) and  4(c)-1, File No.  2-74773; Exhibit 4(d),  File No. 2-80100;
                 Exhibits 4(d)-2 and 4(d)-3, File No.  2-76293; Exhibit 4(b), File No.  33-9932;
                 Exhibit  4(b), File  No. 33-13207; Exhibits  4(a) and 4(b),  File No. 33-01890;
                 Exhibit 4(b), Form 8-K dated January 9, 1989, File No. 1-5152; Exhibit  (4)(f),
                 File  No. 33-31861; Exhibit  (4)(c), Form 8-K  dated January 9,  1990, File No.
                 1-5152; Exhibit  4(c), Form  8-K dated  September 11,  1991, File  No.  1-5152;
                 Exhibit  4(c), Form 8-K dated  January 7, 1992, File  No. 1-5152; Exhibit 4(c),
                 Form 10-Q for the quarter ended March 31, 1992, File No. 1-5152; Exhibit  4(c),
                 Form  10-Q for the quarter  ended September 30, 1992,  File No. 1-5152; Exhibit
                 4(c), Form 8-K dated  April 1, 1993,  File No. 1-5152;  and Exhibit 4(c),  Form
                 10-Q for the quarter ended September 30, 1993, File No. 1-5152).
    (4)d   --   Second  Restated Articles of Incorporation, as amended, and Bylaws. See (3)a and
                 (3)b above.
                In reliance  upon  item  601(4)(iii)  of  Regulation  S-K,  various  instruments defining  the rights  of holders  of long-term debt  of the  Registrant and its subsidiaries are not being filed because the total amount authorized under each such instrument  does  not  exceed  10  percent of  the  total  assets  of  the
                 Registrant  and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.
 *+(10)a   --   PacifiCorp Deferred  Compensation  Payment Plan  (Exhibit  10-F, Form  10-K  for
                 fiscal year ended December 31, 1992, File No. 1-8749).
 *+(10)b   --   Pacific  Telecom Executive Bonus Plan, dated October 26, 1990 (Exhibit 10B, Form
                 10-K for the fiscal year ended December 31, 1990, File No. 0-873).
 *+(10)c   --   PacifiCorp PerformanceShare Officers' Annual Incentive Plan (Exhibit (10)c, Form
                 10-K for fiscal year ended December 31, 1993. File No. 1-5152).
 *+(10)d   --   PacifiCorp Non-Employee Directors' Stock Compensation Plan dated August 1, 1985, as amended. (Exhibit (10)h, Form 10-K for fiscal year ended December 31,  1988,
                 File No. 1-5152).

 *+(10)e   --   PacifiCorp  Long Term Incentive  Plan, 1993 Restatement  (Exhibit 10G, Form 10-K
                 for the year ended December 31, 1993, File No. 0-873).
 *+(10)f   --   Form of Restricted  Stock Agreement  under PacifiCorp Long  Term Incentive  Plan
                 (Exhibit 10H, Form 10-K for the year ended December 31, 1993, File No. 0-873).
 *+(10)g   --   PacifiCorp  Supplemental  Executive  Retirement Plan  1988  Restatement (Exhibit
                 (10)q, Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5152).
 *+(10)h   --   PacifiCorp Executive Severance Plan  (Exhibit (10)m, Form  10-K for fiscal  year ended December 31, 1988, File No. 1-5152).
 *+(10)i   --   Pacific Telecom Executive Deferred Compensation Plan dated as of January 1, 1994
                 (Exhibit 10L, Form 10-K for the year ended December 31, 1993, File No. 0-873).
 *+(10)j   --   Pacific Telecom Long Term Incentive Plan 1994 Restatement dated as of January 1,
                 1994  (Exhibit 10F, Form 10-K for the fiscal year ended December 31, 1993, File
                 No. 0-873).
  +(10)k   --   Incentive Compensation Agreement dated as of February 1, 1994 between PacifiCorp and Frederick W. Buckman.
 *+(10)l   --   Restricted Stock Agreement dated as of  December 3, 1992 between PacifiCorp  and
                 A.  M. Gleason (Exhibit (10)k, Form 10-K for the fiscal year ended December 31,
                 1992, File No. 1-8749).
  +(10)m   --   Compensation Agreement dated as of February 9, 1994 between PacifiCorp and Keith
                 R. McKennon.
  *(10)n   --   Short-Term Surplus Firm  Capacity Sale Agreement  executed July 9,  1992 by  the
                 United  States  of  America Department  of  Energy  acting by  and  through the
                 Bonneville Power  Administration and  Pacific Power  & Light  Company  (Exhibit
                 (10)n, Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8749).
    (12)   --   Computation of Ratio of Earnings to Fixed Charges. (See page S-1.)
    (13)   --   Portions  of Annual Report to Shareholders of  the Registrant for the year ended
                 December 31, 1993 incorporated by reference herein.
    (21)   --   Subsidiaries. (See pages S-2 through S-4.)
    (23)   --   Consent of Deloitte & Touche with respect to Annual Report on Form 10-K.
    (24)   --   Powers of Attorney.
    (99)   --   "Item 1. Business" and "Item 2. Properties" from the Annual Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp  Financial Services, Inc. for the  year ended December 31, 1993.

- ------------------------
*    Incorporated herein by reference.
+ This exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    On Form 8-K dated October 29, 1993, under "Item 5. Other Events," the Company filed a press release reporting financial results for the three and nine-months ended September 30, 1993.

    On Form 8-K dated November 19, 1993, under "Item 5. Other Events," the Company filed a press release issued by Pacific Telecom, Inc., reporting Pacific Telecom's sale of its shares of common stock of IDB Communications Group, Inc.

    On Form 8-K dated January 18, 1994, under "Item 5. Other Events," the Company filed a press release reporting certain actions taken at its Board of Directors meeting held on January 17, 1994.

(c) See (a) 3. above.

(d) See (a) 2. above.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.
                                          PACIFICORP

                                          By       /s/ FREDERICK W. BUCKMAN

                                             -----------------------------------
                                                    Frederick W. Buckman
                                                         (PRESIDENT)
Date: March 30, 1994

    PURSUANT TO THE REQUIREMENTS  OF THE SECURITIES EXCHANGE  ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                        TITLE                         DATE
- -----------------------------------------------------  -------------------------------------  ------------------
                 /s/ FREDERICK W. BUCKMAN
     ------------------------------------------        President, Chief Executive Officer
                Frederick W. Buckman                    and Director                            March 30, 1994
                     (President)
                   /s/ WILLIAM J. GLASGOW
     ------------------------------------------        Senior Vice President and Chief
                 William J. Glasgow                     Financial Officer                       March 30, 1994
               (Senior Vice President)
                   /s/ DANIEL L. SPALDING
     ------------------------------------------        Senior Vice President (Chief
                 Daniel L. Spalding                     Accounting Officer)                     March 30, 1994
               (Senior Vice President)
                       *C. M. BISHOP, JR.
     ------------------------------------------
                  C. M. Bishop, Jr.
                       *C. TODD CONOVER
     ------------------------------------------
                   C. Todd Conover
                      *RICHARD C. EDGLEY
     ------------------------------------------
                  Richard C. Edgley
                         *A. M. GLEASON
     ------------------------------------------
                    A. M. Gleason
                   (Vice Chairman)
                       *JOHN C. HAMPTON
     ------------------------------------------
                   John C. Hampton
                    *STANLEY K. HATHAWAY
     ------------------------------------------        Director                                 March 30, 1994
                 Stanley K. Hathaway
                       *NOLAN E. KARRAS
     ------------------------------------------
                   Nolan E. Karras
                      *KEITH R. MCKENNON
     ------------------------------------------
                  Keith R. McKennon
                     (Chairman)
                        *DON M. WHEELER
     ------------------------------------------
                   Don M. Wheeler
                     *NANCY WILGENBUSCH
     ------------------------------------------
                  Nancy Wilgenbusch
          *By         /s/ C. M. BISHOP, JR.
          -------------------------------------
                  C. M. Bishop, JR.
                 (Attorney-in-Fact)

                          INDEPENDENT AUDITORS' REPORT

PacifiCorp:

    We have audited the consolidated financial statements of PacifiCorp and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 18, 1994 (which expresses an unqualified opinion and includes an explanatory paragraph relating to changes adopted in accounting for income taxes and other postretirement benefits); such consolidated financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of PacifiCorp and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Portland, Oregon
February 18, 1994

                                   PACIFICORP
                 SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED
  PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                             (MILLIONS OF DOLLARS)

                                           COLUMN A         COLUMN B   COLUMN C   COLUMN D    COLUMN E
                                     --------------------  ----------  ---------  ---------  -----------
                                                                                                             BALANCE AT
                                                                                        DEDUCTIONS         END OF PERIOD
                                                           BALANCE AT             ----------------------  ----------------
                                                           BEGINNING               AMOUNTS     AMOUNTS               NOT
                                        NAME OF DEBTOR     OF PERIOD   ADDITIONS  COLLECTED  WRITTEN OFF  CURRENT  CURRENT   DUE
                                     --------------------  ----------  ---------  ---------  -----------  -------  -------  ------
YEAR ENDED DECEMBER 31, 1993 (1)
YEAR ENDED DECEMBER 31, 1992 (1)
YEAR ENDED DECEMBER 31, 1991
PacifiCorp Financial Services......  Michael C. Henderson
                                      (mortgage)           $  --       $   0.2    $   0.2       --          --       --     Bridge
                                                               -----       ---        ---
                                                               -----       ---        ---

                                     INTEREST  COLLATERAL
                                     --------  ----------
YEAR ENDED DECEMBER 31, 1993 (1)
YEAR ENDED DECEMBER 31, 1992 (1)
YEAR ENDED DECEMBER 31, 1991
PacifiCorp Financial Services......
                                         N/A        N/A

- --------------------------
(1) Information omitted because indebtedness does not exceed $100,000 or 1% of total assets.

                                   PACIFICORP
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1992
                             (MILLIONS OF DOLLARS)

                       COLUMN A                         COLUMN B    COLUMN C   COLUMN D    COLUMN E     COLUMN F
  --------------------------------------------------  ------------  --------  -----------  ---------   ----------
                                                       BALANCE AT             RETIREMENTS  TRANSFERS   BALANCE AT
                                                      BEGINNING OF  ADDITIONS  OR SALES    AND OTHER   ENDING OF
                    CLASSIFICATION                       PERIOD     AT COST     AT COST     CHANGES      PERIOD
  --------------------------------------------------  ------------  --------  -----------  ---------   ----------
  Electric Operations:
    Electric Plant in Service.......................
      Production....................................  $   4,171.5   $ 105.4   $     20.7   $   25.4    $  4,281.6
      Transmission..................................      1,738.2     164.6          9.5       (1.5)      1,891.8
      Distribution..................................      2,280.5     205.2         31.6        1.0       2,455.1
      General.......................................        884.2     107.7         19.1      (24.5)        948.3
      Other.........................................        121.0       6.9          1.2      134.6         261.3
    Nonutility Plant................................        132.7      31.1          2.1        0.8         162.5
  Pacific Telecom:
    Telecommunications Plant in Service
      Central office equipment......................        527.2      44.4         42.8       (0.2)        528.6
      Poles, cable and conduit......................        520.0      42.3          6.9        0.6         556.0
      Earth stations, buildings and towers..........        328.5       7.6         19.1        1.0         318.0
      Satellite.....................................      --            7.8       --          --              7.8
      Other.........................................        218.9      14.6         10.5       (1.3)        221.7
    Nonutility Plant................................         15.9       2.0          0.1      --             17.8
  Other.............................................         65.6       2.5          3.0        0.7          65.8
  Construction Work in Progress.....................        305.1      52.3          0.6      --            356.8
                                                      ------------  --------  -----------  ---------   ----------
                                                      $  11,309.3   $ 794.4   $    167.2   $  136.6    $ 12,073.1
                                                      ------------  --------  -----------  ---------   ----------
                                                      ------------  --------  -----------  ---------   ----------

                                   PACIFICORP
            SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1992
                             (MILLIONS OF DOLLARS)

                     COLUMN A                         COLUMN B    COLUMN C    COLUMN D    COLUMN E     COLUMN F
- --------------------------------------------------  ------------  ---------  -----------  ---------   ----------
                                                     BALANCE AT              RETIREMENTS  TRANSFERS   BALANCE AT
                                                    BEGINNING OF  ADDITIONS   OR SALES    AND OTHER   ENDING OF
                  CLASSIFICATION                       PERIOD      AT COST     AT COST     CHANGES      PERIOD
- --------------------------------------------------  ------------  ---------  -----------  ---------   ----------
Electric Operations:
  Electric Plant in Service
    Production                                      $   3,862.2   $  353.6   $    24.2    $  (20.1)   $  4,171.5
    Transmission..................................      1,627.2      120.6        10.4         0.8       1,738.2
    Distribution..................................      2,106.8      206.9        32.6        (0.6)      2,280.5
    General.......................................        824.1       96.6        37.0         0.5         884.2
    Other.........................................        135.3        2.5         0.5       (16.3)        121.0
  Nonutility Plant................................        140.8        9.9         5.9       (12.1)        132.7
Pacific Telecom:
  Telecommunications Plant in Service.............
    Central office equipment                              517.0       57.7        46.2        (1.3)        527.2
    Poles, cable and conduit......................        497.5       34.6        12.0        (0.1)        520.0
    Earth stations, buildings and towers..........        329.4       13.7        15.1         0.5         328.5
    Satellite.....................................         84.6      --           84.6       --           --
    Other.........................................        205.5       28.1        15.2         0.5         218.9
  Nonutility Plant................................         17.5        0.3         2.3         0.4          15.9
Other.............................................         23.0      --         --            42.6          65.6
Construction Work in Progress.....................        323.5       23.4      --           (41.8)        305.1
                                                    ------------  ---------  -----------  ---------   ----------
                                                    $  10,694.4   $  947.9   $   286.0    $  (47.0)   $ 11,309.3
                                                    ------------  ---------  -----------  ---------   ----------
                                                    ------------  ---------  -----------  ---------   ----------

                                   PACIFICORP
            SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1991
                             (MILLIONS OF DOLLARS)

                     COLUMN A                         COLUMN B     COLUMN C     COLUMN D     COLUMN E      COLUMN F
- --------------------------------------------------  ------------  ----------   -----------  -----------   ----------
                                                     BALANCE AT                RETIREMENTS   TRANSFERS    BALANCE AT
                                                    BEGINNING OF  ADDITIONS     OR SALES     AND OTHER    ENDING OF
                  CLASSIFICATION                       PERIOD      AT COST       AT COST      CHANGES       PERIOD
- --------------------------------------------------  ------------  ----------   -----------  -----------   ----------
Electric Operations:
  Electric Plant in Service
    Production....................................  $   3,524.3   $   540.0    $    19.3    $(182.8)      $  3,862.2
    Transmission..................................      1,532.6        99.8          4.5       (0.7)         1,627.2
    Distribution..................................      1,993.4       130.9         17.7        0.2          2,106.8
    General.......................................        708.8       149.7         33.9       (0.5)           824.1
    Other.........................................        151.2        35.7          2.2      (49.4)           135.3
  Nonutility Plant................................         18.3         0.4          0.7      122.8            140.8
Pacific Telecom:
  Telecommunications Plant in Service
    Central office equipment......................        489.0        80.8         52.9        0.1            517.0
    Poles, cable and conduit......................        408.8        94.2          5.7        0.2            497.5
    Earth stations, buildings and towers..........        318.9        27.2         20.2        3.5            329.4
    Satellite.....................................         81.2        84.6         81.2      --                84.6
    Other.........................................        185.7        36.7         16.1       (0.8)           205.5
  Nonutility Plant................................         22.0         0.6          5.4        0.3             17.5
Other.............................................         34.7         9.0         20.7      --                23.0
Construction Work in Progress.....................        378.4       (56.1)      --            1.2            323.5
                                                    ------------  ----------   -----------  -----------   ----------
                                                    $   9,847.3   $ 1,233.5    $   280.5    $(105.9)(1)   $ 10,694.4
                                                    ------------  ----------   -----------  -----------   ----------
                                                    ------------  ----------   -----------  -----------   ----------

- ------------------------
(1) Includes transfers and other miscellaneous adjustments and $182.8 million for the termination of a capital lease related to a generating plant. Column C Additions at Cost includes $225.7 million for the purchase of the formerly leased plant.

                                   PACIFICORP
     SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993
                             (MILLIONS OF DOLLARS)

                     COLUMN A                         COLUMN B     COLUMN C    COLUMN D    COLUMN E     COLUMN F
- --------------------------------------------------  ------------  ----------  -----------  ---------   ----------
                                                                  ADDITIONS                  OTHER
                                                     BALANCE AT   CHARGED TO                CHANGES    BALANCE AT
                                                    BEGINNING OF  COSTS AND                   ADD        END OF
                  CLASSIFICATION                       PERIOD      EXPENSES   RETIREMENTS  (DEDUCT)      PERIOD
- --------------------------------------------------  ------------  ----------  -----------  ---------   ----------
Electric Operations:
  Electric Plant in Service
    Production....................................  $   1,299.7   $   100.9   $     23.5   $  167.9    $  1,545.0
    Transmission..................................        421.4        40.7         12.5        9.1         458.7
    Distribution..................................        634.4        78.3         52.2        6.1         666.6
    General.......................................        275.1        47.0         17.7        0.6         305.0
  Nonutility Plant and Other......................        121.0        21.2          2.2        0.4         140.4
Pacific Telecom:
  Telecommunications Plant
    Central office equipment......................        228.9        45.7         31.0        0.3         243.9
    Poles, cable and conduit......................        198.2        30.7          7.5      --            221.4
    Earth stations, buildings and towers..........        169.8        17.9         17.8        0.3         170.2
    Satellite.....................................      --              0.2       --          --              0.2
  Nonutility and Other............................         99.1        14.3          7.5       (0.6)        105.3
Other.............................................          4.1         2.7          0.2        0.2           6.8
                                                    ------------  ----------  -----------  ---------   ----------
                                                    $   3,451.7   $   399.6   $    172.1   $  184.3    $  3,863.5
                                                    ------------  ----------  -----------  ---------   ----------
                                                    ------------  ----------  -----------  ---------   ----------

                                   PACIFICORP
     SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1992
                             (MILLIONS OF DOLLARS)

                     COLUMN A                         COLUMN B     COLUMN C    COLUMN D    COLUMN E     COLUMN F
- --------------------------------------------------  ------------  ----------  -----------  ---------   ----------
                                                                  ADDITIONS                  OTHER
                                                     BALANCE AT   CHARGED TO                CHANGES    BALANCE AT
                                                    BEGINNING OF  COSTS AND                   ADD        END OF
                  CLASSIFICATION                       PERIOD      EXPENSES   RETIREMENTS  (DEDUCT)      PERIOD
- --------------------------------------------------  ------------  ----------  -----------  ---------   ----------
Electric Operations:
  Electric Plant in Service
    Production....................................  $   1,214.8   $   115.5   $     26.6   $   (4.0)   $  1,299.7
    Transmission..................................        396.9        35.8         12.8        1.5         421.4
    Distribution..................................        602.6        77.3         49.1        3.6         634.4
    General.......................................        258.7        48.9         32.7        0.2         275.1
  Nonutility Plant and Other......................        117.6        19.6          3.2      (13.0)        121.0
Pacific Telecom:
  Telecommunications Plant
    Central office equipment......................        225.3        45.6         41.7       (0.3)        228.9
    Poles, cable and conduit......................        174.9        28.4          5.1      --            198.2
    Earth stations, buildings and towers..........        160.7        17.8          9.0        0.3         169.8
    Satellite.....................................          4.2         7.3         11.5      --           --
  Nonutility and Other............................         96.2        13.8         11.0        0.1          99.1
Other.............................................          4.6         1.1       --           (1.6)          4.1
                                                    ------------  ----------  -----------  ---------   ----------
                                                    $   3,256.5   $   411.1   $    202.7   $  (13.2)   $  3,451.7
                                                    ------------  ----------  -----------  ---------   ----------
                                                    ------------  ----------  -----------  ---------   ----------

                                   PACIFICORP
     SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991
                             (MILLIONS OF DOLLARS)

                     COLUMN A                         COLUMN B     COLUMN C    COLUMN D    COLUMN E     COLUMN F
- --------------------------------------------------  ------------  ----------  -----------  ---------   ----------
                                                                  ADDITIONS                  OTHER
                                                     BALANCE AT   CHARGED TO                CHANGES    BALANCE AT
                                                    BEGINNING OF  COSTS AND                   ADD        END OF
                  CLASSIFICATION                       PERIOD      EXPENSES   RETIREMENTS  (DEDUCT)      PERIOD
- --------------------------------------------------  ------------  ----------  -----------  ---------   ----------
Electric Operations:
  Electric Plant in Service
    Production....................................  $   1,129.0   $   102.4   $     21.6   $    5.0    $  1,214.8
    Transmission..................................        368.8        33.8          7.2        1.5         396.9
    Distribution..................................        558.2        71.5         29.4        2.3         602.6
    General.......................................        249.9        42.1         32.9       (0.4)        258.7
  Nonutility Plant and Other......................         49.9         9.8          2.4       60.3         117.6
Pacific Telecom:
  Telecommunications Plant
    Central office equipment......................        203.8        54.6         33.1      --            225.3
    Poles, cable and conduit......................        154.1        27.1          6.4        0.1         174.9
    Earth stations, buildings and towers..........        154.7        22.5         16.7        0.2         160.7
    Satellite.....................................         78.1         7.3         81.2      --              4.2
  Nonutility and Other............................         89.5        17.0         10.0       (0.3)         96.2
Other.............................................          7.2         1.5          4.1      --              4.6
                                                    ------------  ----------  -----------  ---------   ----------
                                                    $   3,043.2   $   389.6   $    245.0   $   68.7    $  3,256.5
                                                    ------------  ----------  -----------  ---------   ----------
                                                    ------------  ----------  -----------  ---------   ----------

                                   PACIFICORP
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (MILLIONS OF DOLLARS)

                                                                                 CHARGED
                                                     BALANCE AT    CHARGED TO   TO OTHER
                                                    BEGINNING OF   COSTS AND    ACCOUNTS                     BALANCE AT
DESCRIPTION                                            PERIOD     EXPENSES (1)  DESCRIBE    DEDUCTIONS (2)  END OF PERIOD
- --------------------------------------------------  ------------  ------------  ---------   --------------  -------------
Year Ended December 31, 1993:
  Accumulated amortization of estimated
   recoverable nuclear project costs..............  $      60.0   $      1.8    $  --       $    --         $      61.8
  Provisions for credit losses....................         56.5          2.6        24.6            30.3           53.4
  Other reserves..................................         79.0         14.0       (24.6)           31.8           36.6
Year Ended December 31, 1992
  Accumulated amortization of estimated
   recoverable nuclear project costs..............         59.0          1.0       --            --                60.0
  Provisions for credit losses....................         15.0         77.1       --               35.6           56.5
  Other reserves..................................         33.4         83.5       --               37.9           79.0
Year Ended December 31, 1991
  Accumulated amortization of estimated
   recoverable nuclear project costs..............         57.9          1.1       --            --                59.0
  Provisions for credit losses....................         22.1         10.4       --               17.5           15.0
  Other reserves..................................         21.7         20.2       --                8.5           33.4

- ------------------------
(1)  Charged  principally  to  depreciation  and  amortization,  provision   for
     uncollectible accounts, provision for credit losses and other expense.
(2)  Uncollectible amounts written off net of recoveries.

                                   PACIFICORP
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (MILLIONS OF DOLLARS)

                                                                                                                   WEIGHTED
                                                                WEIGHTED                                            AVERAGE
                                                BALANCE AT       AVERAGE      MAXIMUM AMOUNT   AVERAGE AMOUNT    INTEREST RATE
                                                  END OF      INTEREST RATE     OUTSTANDING      OUTSTANDING     DURING PERIOD
                                                  PERIOD           (1)         DURING PERIOD    DURING PERIOD         (2)
                                                -----------  ---------------  ---------------  ---------------  ---------------
Year Ended December 31, 1993:
  Commercial Paper and Other..................   $   186.9          3.34%        $   531.5        $   426.9            3.60%
  Bank Borrowings.............................       366.5          4.06%            470.8            260.8            3.81%
Year Ended December 31, 1992:
  Commercial Paper and Other..................       342.1          4.17%            421.0            525.2            4.80%
  Bank Borrowings.............................       211.3          4.03%            404.6            253.5            4.33%
Year Ended December 31, 1991:
  Commercial Paper and Other..................       307.7          5.24%            429.4            358.8            6.49%
  Bank Borrowings.............................       373.4          5.56%            484.9            343.4            6.65%

- ------------------------
(1) Computed, by instrument, as the total interest to be paid on principal amounts outstanding at the end of the period divided by the weighted daily principal amounts outstanding.
(2) Computed, by instrument, as the total accrued interest for the period divided by the average daily principal amount outstanding for the period.

                                   PACIFICORP
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (MILLIONS OF DOLLARS)

                                                                            CHARGED TO COSTS AND EXPENSES
                                                                           -------------------------------
                                                                             1993       1992       1991
                                                                           ---------  ---------  ---------
Operations Expense:
  Royalties..............................................................  $    30.7  $    31.6  $    18.0
Taxes, other than payroll and income taxes:
  Property...............................................................      100.8      101.2       87.9
  Production.............................................................       27.1       29.4       14.3

    Maintenance and depreciation and amortization expenses are disclosed separately in the consolidated financial statements. Royalty expense is included in operations expense. Depreciation and amortization of intangible assets is included in depreciation and amortization expense. Advertising costs are not material.

                                                                    EXHIBIT (12)
                                   PACIFICORP
                       STATEMENTS OF COMPUTATION OF RATIO
                          OF EARNINGS TO FIXED CHARGES
                            (IN MILLIONS OF DOLLARS)

                                                                         YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                           1989        1990        1991       1992        1993
                                                        ----------  ----------  ----------  ---------  ----------
Fixed Charges, as defined:*
  Interest expense....................................  $    473.1  $    431.2  $    428.0  $   409.7  $    377.8
  Estimated interest portion of rentals charged to
   expense............................................        29.9        23.3        20.4       17.1        20.1
  Preferred dividend requirement of majority-owned
   subsidiary.........................................         4.5         4.2        --         --          --
                                                        ----------  ----------  ----------  ---------  ----------
      Total fixed charges.............................  $    507.5  $    458.7  $    448.4  $   426.8  $    397.9
                                                        ----------  ----------  ----------  ---------  ----------
                                                        ----------  ----------  ----------  ---------  ----------
Earnings, as defined:*
  Income from continuing operations...................  $    403.0  $    413.4  $    446.8  $   150.2  $    422.7
  Add (deduct):
    Provision for income taxes........................       207.1       179.1       176.7       90.8       187.4
    Minority interest.................................        12.3        18.1        14.1        8.4        11.3
    Undistributed losses (income) of less than 50%
     owned affiliates.................................        14.7        --          (1.8)      (5.7)      (16.2)
    Fixed charges as above............................       507.5       458.7       448.4      426.8       397.9
                                                        ----------  ----------  ----------  ---------  ----------
      Total earnings..................................  $  1,144.6  $  1,069.3  $  1,084.2  $   670.5  $  1,003.1
                                                        ----------  ----------  ----------  ---------  ----------
                                                        ----------  ----------  ----------  ---------  ----------
Ratio of Earnings to Fixed Charges....................         2.3x        2.3x        2.4x       1.6x        2.5x
                                                        ----------  ----------  ----------  ---------  ----------
                                                        ----------  ----------  ----------  ---------  ----------

- ------------------------
* "Fixed charges" represents consolidated interest charges, an estimated amount representing the interest factor in rents and preferred stock dividend requirements of majority-owned subsidiaries. "Earnings" represent the aggregate of (a) income from continuing operations, (b) taxes based on income from continuing operations, (c) minority interest in the income of majority-owned subsidiaries that have fixed charges, (d) fixed charges and (e) undistributed losses (income) of less than 50% owned affiliates without loan guarantees.

                                                                    EXHIBIT (21)

                          SUBSIDIARIES OF THE COMPANY

    PacifiCorp Holdings, Inc., a wholly-owned subsidiary of the Company and a Delaware corporation, has the following subsidiaries:

                                                                                                         STATE OR
                                                                                                      JURISDICTION OF
                                                                           APPROXIMATE PERCENTAGE OF   INCORPORATION
NAME OF SUBSIDIARY                                                          VOTING SECURITIES OWNED   OR ORGANIZATION
- -------------------------------------------------------------------------  -------------------------  ---------------
PACE Group, Inc..........................................................               100%          Oregon
PacifiCorp Financial Services, Inc.......................................               100%          Oregon
  Color Spot, Inc........................................................               100%          Oregon
  Pacific Development, Inc...............................................               100%          Oregon
  Pacific Harbor Capital, Inc............................................               100%          Delaware
  Pacific Relocation Service Company.....................................               100%          Oregon
  PacifiCorp Capital, Inc................................................               100%          Virginia
  PacifiCorp Credit, Inc.................................................               100%          Oregon
  Vermont Castings, Inc..................................................               100%          Vermont
Pacific Generation Company...............................................               100%          Oregon
  Energy National, Inc...................................................               100%          Utah
  ONSITE Energy, Inc.....................................................               100%          Oregon
Pacific Telecom, Inc.....................................................                87%          Washington
PacifiCorp Trans, Inc....................................................               100%          Oregon

    Pacific Telecom, Inc., an 87% owned subsidiary of PacifiCorp Holdings, Inc., and a Washington corporation, has the following subsidiaries:

                                                                                                        STATE OR
                                                                                                    JURISDICTION OF
                                                                         APPROXIMATE PERCENTAGE OF  INCORPORATION OR
NAME OF SUBSIDIARY                                                        VOTING SECURITIES OWNED     ORGANIZATION
- -----------------------------------------------------------------------  -------------------------  ----------------
Alascom, Inc...........................................................               100%          Alaska
Cascade Autovon Company................................................               100%          Washington
Eagle Telecommunications, Inc./Colorado................................               100%          Colorado
Eagle Valley Communications Corporation................................               100%          Colorado
Gem State Utilities Corporation........................................                92%          Idaho
Indianhead Communications Corporation..................................               100%          Wisconsin
Inter Island Telephone Company, Inc....................................               100%          Washington
International Communications Holdings, Inc.............................                85%          Delaware
North-West Cellular, Inc...............................................               100%          Nevada
North-West Telecommunications, Inc.....................................               100%          Nevada
  Northland Telephone Company..........................................               100%          Minnesota
  North-West Telephone Company.........................................               100%          Wisconsin
  Postville Telephone Company..........................................               100%          Wisconsin
  The Footville Telephone Company......................................               100%          Wisconsin
  Sullivan Telephone Company...........................................               100%          Wisconsin
  Turtle Lake Telephone Company, Inc...................................               100%          Wisconsin

                                                                                                        STATE OR
                                                                                                    JURISDICTION OF
                                                                         APPROXIMATE PERCENTAGE OF  INCORPORATION OR
NAME OF SUBSIDIARY                                                        VOTING SECURITIES OWNED     ORGANIZATION
- -----------------------------------------------------------------------  -------------------------  ----------------
Northwestern Telephone Systems, Inc....................................                99%          Oregon
Pacific Telecom Cable, Inc.............................................                80%          Delaware
Pacific Telecom Cellular, Inc..........................................               100%          Delaware
  Pacific Telecom Cellular of Alaska, Inc..............................               100%          Alaska
  Pacific Telecom Cellular of I-5, Inc.................................               100%          Washington
  Pacific Telecom Cellular of Michigan, Inc............................               100%          Michigan
  Pacific Telecom Cellular of Minnesota, Inc...........................               100%          Minnesota
  Pacific Telecom Cellular of Oregon, Inc..............................               100%          Oregon
  Pacific Telecom Cellular of South Dakota, Inc........................               100%          South Dakota
  Pacific Telecom Cellular of Washington, Inc..........................               100%          Washington
  Pacific Telecom Cellular of Wisconsin, Inc...........................               100%          Wisconsin
Pacific Telecom Transmission Services, Inc.............................               100%          Oregon
Price County Telephone Cellular, Inc...................................               100%          Wisconsin
PTI Broadcasting, Inc..................................................               100%          Oregon
PTI Harbor Bay, Inc....................................................               100%          Washington
  Bay Area Teleport, Inc...............................................               100%          Delaware
Rib Lake Cellular for Wisconsin RSA #2, Inc............................               100%          Wisconsin
Shell Lake Telephone Company, Inc......................................               100%          Wisconsin
Telephone Utilities of Alaska, Inc.....................................               100%          Alaska
Telephone Utilities of Eastern Oregon, Inc.............................               100%          Oregon
Telephone Utilities of Northland, Inc..................................               100%          Alaska
Telephone Utilities of Oregon, Inc.....................................               100%          Oregon
Telephone Utilities of Washington, Inc.................................               100%          Washington
Telephone Utilities of Wyoming, Inc....................................               100%          Wyoming
Thorp Telephone Company................................................               100%          Wisconsin
UpSouth Corporation....................................................               100%          Georgia
Wayside Telecom, Inc...................................................               100%          Wisconsin
The Wayside Telephone Company..........................................               100%          Wisconsin

    The Company also has the following subsidiaries:

                                                                                                       STATE OR
                                                                           APPROXIMATE PERCENTAGE   JURISDICTION OF
                                                                            OF VOTING SECURITIES     INCORPORATION
NAME OF SUBSIDIARY                                                                  OWNED           OR ORGANIZATION
- -------------------------------------------------------------------------  -----------------------  ---------------
Centralia Mining Company.................................................              100%         Washington
Energy West Mining Company...............................................              100%         Utah
Glenrock Coal Company....................................................              100%         Wyoming
Interwest Mining Company.................................................              100%         Oregon
Pacific Minerals, Inc....................................................              100%         Wyoming
  Bridger Coal Company, a joint venture..................................            66.67%         Wyoming

                               INDEX TO EXHIBITS

                                                                                                  SEQUENTIALLY
   EXHIBITS                                                                                       NUMBERED PAGE
- --------------                                                                                    -------------
   *(3)a   --   Second  Restated Articles of Incorporation of  the Company, as amended. (Exhibit
                 (3)a, Form 10-K for fiscal year ended December 31, 1993, File No. 1-5152)......
    (3)b   --   Bylaws of the Company (as restated and amended November 17, 1993)...............
   *(4)a   --   Mortgage and Deed of Trust dated as of January 9, 1989, between the Company  and
                 Morgan  Guaranty Trust  Company of  New York  ("Morgan Guaranty"),  Trustee, as
                 supplemented and modified by eight  Supplemental Indentures (Exhibit 4-E,  Form
                 8-B,  File No. 1-5152; Exhibit (4)(b),  File No. 33-31861; Exhibit (4)(a), Form
                 8-K dated  January 9,  1990, File  No.  1-5152; Exhibit  4(a), Form  8-K  dated
                 September  11, 1991, File No.  1-5152; Exhibit 4(a), Form  8-K dated January 7,
                 1992, File No. 1-5152; Exhibit 4(a), Form 10-Q for the quarter ended March  31,
                 1992,  File  No. 1-5152;  and Exhibit  4(a),  Form 10-Q  for the  quarter ended
                 September 30, 1992,  File No.  1-5152; Exhibit 4(a),  Form 8-K  dated April  1,
                 1993,  File  No. 1-5152;  and Exhibit  4(a),  Form 10-Q  for the  quarter ended
                 September 30, 1993, File No. 1-5151)...........................................
   *(4)b   --   Mortgage and Deed of  Trust dated as  of July 1, 1947,  between Pacific Power  &
                 Light  Company  and  Guaranty  Trust  Company  of  New  York  (Morgan Guaranty,
                 successor) and Oliver R. Brooks et al. (resigned) Trustees, as supplemented and modified by fifty-one Supplemental Indentures  (Exhibit 7(d), File No.  2-7118;
                 Exhibit 7(b), File No. 2-8354; Exhibit 4(b)-3, File No. 2-9446; Exhibit 4(b)-4,
                 File  No. 2-9809;  Exhibit 4(b)-5, File  No. 2-10731; Exhibit  4(b)-6, File No.
                 2-11022; Exhibit 4(b)-7, File  No. 2-12576; Exhibit  4(b)-8, File No.  2-13403;
                 Exhibit  4(b)-2, File  No. 2-13793; Exhibit  4(b)-2, File  No. 2-14125; Exhibit
                 4(b)-2, File No.  2-14706; Exhibit  4(b)-2, File No.  2-16843; Exhibit  4(b)-2,
                 File  No. 2-19841; Exhibit  4(b)-2, File No. 2-20797;  Exhibit 4(b)-3, File No.
                 2-20797; Exhibit 4(b)-2, File  No. 2-15327; Exhibit  4(b)-2, File No.  2-21488;
                 Exhibit  4(b)-2, File  No. 2-15327; Exhibit  4(b)-2, File  No. 2-23922; Exhibit
                 4(b)-5, File No.  2-15327; Exhibit  4(b)-2, File No.  2-32390; Exhibit  4(b)-2,
                 File  No. 2-34731; Exhibit 2(b)-1, File No. 2-37436; Exhibit 2(b)-4, Thirteenth
                 Amendment, File No. 2-15327; Exhibit  5(gg), File No. 2-43377; Exhibit  2(b)-1,
                 File  No. 2-45648; Exhibit  2(b)-1, File No. 2-49808;  Exhibit 2(b)-1, File No.
                 2-52039; Exhibit 2,  Form 8-K  for the  month of  June 1975,  File No.  1-5152;
                 Exhibit  2, Form 8-K  for the month  of January 1976,  File No. 1-5152; Exhibit
                 3(c), Form 8-K for the month of July 1976, File No. 1-5152; Exhibit 2, Form 8-K for the month of December 1976, File No. 1-5152; Exhibit 3(c), Form 8-K for the
                 month of  January 1977,  File  No. 1-5152;  Exhibit  5(yy), File  No.  2-60582;
                 Exhibit  5(m)-2, File  No. 2-66153; Exhibit  4(a)-2, File  No. 2-70905; Exhibit
                 (4)a, Form 10-K for the fiscal year  ended December 31, 1980, File No.  1-5152;
                 Exhibit  4(b), Form 10-K for the fiscal  year ended December 31, 1981, File No.
                 1-5152; Exhibit (4)b, Form  10-K for the fiscal  year ended December 31,  1982,
                 File  No. 1-5152; Exhibit (4)b,  File No. 2-82676; Exhibit  (4)b, Form 10-K for
                 the fiscal year ended December 31, 1985,  File No. 1-5152; Exhibit 4, Form  8-K
                 dated  July 25, 1986, File No. 1-5152; Exhibit  4, Form 8-K dated May 18, 1988,
                 File No. 1-5152; Exhibit 4(a), Form 8-K dated January 9, 1989, File No. 1-5152;
                 Exhibit (4)(d), File No.  33-31861; Exhibit (4)(b), Form  8-K dated January  9,
                 1990,  File No. 1-5152; Exhibit  4(b), Form 8-K dated  September 11, 1991, File
                 No. 1-5152; Exhibit  4(b), Form  8-K dated January  7, 1992,  File No.  1-5152;
                 Exhibit  4(b), Form 10-Q for the quarter ended March 31, 1992, File No. 1-5152;
                 Exhibit 4(b), Form  10-Q for  the quarter ended  September 30,  1992, File  No.
                 1-5152;  Exhibit  4(b), Form  8-K dated  April  1, 1993,  File No.  1-5152; and
                 Exhibit 4(b), Form  10-Q for  the quarter ended  September 30,  1993, File  No.
                 1-5152)........................................................................

                                                                                                  SEQUENTIALLY
   EXHIBITS                                                                                       NUMBERED PAGE
- --------------                                                                                    -------------
   *(4)c   --   Mortgage  and Deed of Trust  dated as of December 1,  1943, between Utah Power &
                 Light Company  and  Guaranty  Trust  Company  of  New  York  (Morgan  Guaranty,
                 successor)  and Arthur E. Burke et al. (resigned) Trustees, as supplemented and modified by fifty-three Supplemental Indentures (Exhibits 7(a), 7(b) and  7(e),
                 File  No. 2-6245; Exhibit 7(a), File No. 2-7420; Exhibit 7(a), File No. 2-7880;
                 Exhibit 7(a), File  No. 2-8057; Exhibit  7(g), File No.  2-8564; Exhibit  7(h),
                 File No. 2-9121; Exhibit 4(d), File No. 2-9796; Exhibit 4(d), File No. 2-10707;
                 Exhibit  4(d), File No. 2-11822; Exhibit  4(d), File No. 2-13560; Exhibit 4(d),
                 File No.  2-16861; Exhibit  4(d),  File No.  2-20176;  Exhibit 2(c),  File  No.
                 2-21141;  Exhibit  2(c),  File No.  2-59660;  Exhibit 2(e),  File  No. 2-28131;
                 Exhibit 2(e), File No. 2-59660; Exhibit  2(e), File No. 2-36342; Exhibit  2(e),
                 File  No. 2-39394; Exhibits 2(h) and 2(i), File No. 2-59660; Exhibit 2(d), File
                 No. 2-51736; Exhibit 2(c),  File No. 2-54812; Exhibit  2(c), File No.  2-55331;
                 Exhibit  2(c), File No. 2-55762; Exhibit  2(d), File No. 2-56990; Exhibit 2(e),
                 File No. 2-56990; Exhibits 2(c) and 2(d), File No. 2-58227; Exhibit 2(r),  File
                 No.  2-59660; Exhibits 2(c) and 2(d), File  No. 2-61221; Exhibit 2(c), File No.
                 2-63813; Exhibit  2(c), File  No. 2-65221;  Exhibit 2(c)-1,  File No.  2-66680;
                 Exhibits  4(b) and  4(c)-1, File No.  2-74773; Exhibit 4(d),  File No. 2-80100;
                 Exhibits 4(d)-2 and 4(d)-3, File No.  2-76293; Exhibit 4(b), File No.  33-9932;
                 Exhibit  4(b), File  No. 33-13207; Exhibits  4(a) and 4(b),  File No. 33-01890;
                 Exhibit 4(b), Form 8-K dated January 9, 1989, File No. 1-5152; Exhibit  (4)(f),
                 File  No. 33-31861; Exhibit  (4)(c), Form 8-K  dated January 9,  1990, File No.
                 1-5152; Exhibit  4(c), Form  8-K dated  September 11,  1991, File  No.  1-5152;
                 Exhibit  4(c), Form 8-K dated  January 7, 1992, File  No. 1-5152; Exhibit 4(c),
                 Form 10-Q for the quarter ended March 31, 1992, File No. 1-5152; Exhibit  4(c),
                 Form  10-Q for the quarter  ended September 30, 1992,  File No. 1-5152; Exhibit
                 4(c), Form 8-K dated  April 1, 1993,  File No. 1-5152;  and Exhibit 4(c),  Form
                 10-Q for the quarter ended September 30, 1993, File No. 1-5152)................
    (4)d   --   Second  Restated Articles of Incorporation, as amended, and Bylaws. See (3)a and
                 (3)b above.....................................................................
                In reliance  upon  item  601(4)(iii)  of  Regulation  S-K,  various  instruments defining  the rights  of holders  of long-term debt  of the  Registrant and its subsidiaries are not being filed because the total amount authorized under each such instrument  does  not  exceed  10  percent of  the  total  assets  of  the
                 Registrant  and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request
 *+(10)a   --   PacifiCorp Deferred  Compensation  Payment Plan  (Exhibit  10-F, Form  10-K  for
                 fiscal year ended December 31, 1992, File No. 1-8749)..........................
 *+(10)b   --   Pacific  Telecom Executive Bonus Plan, dated October 26, 1990 (Exhibit 10B, Form
                 10-K for the fiscal year ended December 31, 1990, File No. 0-873)..............
 *+(10)c   --   PacifiCorp PerformanceShare Officers' Annual Incentive Plan (Exhibit (10)c, Form
                 10-K for fiscal year ended December 31, 1993. File No. 1-5152).................
 *+(10)d   --   PacifiCorp Non-Employee Directors' Stock Compensation Plan dated August 1, 1985, as amended. (Exhibit (10)h, Form 10-K for fiscal year ended December 31,  1988,
                 File No. 1-5152)...............................................................
 *+(10)e   --   PacifiCorp  Long Term Incentive  Plan, 1993 Restatement  (Exhibit 10G, Form 10-K
                 for the year ended December 31, 1993, File No. 0-873)..........................
 *+(10)f   --   Form of Restricted  Stock Agreement  under PacifiCorp Long  Term Incentive  Plan
                 (Exhibit  10H,  Form  10-K for  the  year  ended December  31,  1993,  File No.
                 0-873).........................................................................
 *+(10)g   --   PacifiCorp Supplemental  Executive  Retirement Plan  1988  Restatement  (Exhibit
                 (10)q,  Form  10-K  for the  fiscal  year  ended December  31,  1987,  File No.
                 1-5152)........................................................................

                                                                                                  SEQUENTIALLY
   EXHIBITS                                                                                       NUMBERED PAGE
- --------------                                                                                    -------------
 *+(10)h   --   PacifiCorp Executive Severance Plan  (Exhibit (10)m, Form  10-K for fiscal  year ended December 31, 1988, File No. 1-5152)......................................
 *+(10)i   --   Pacific Telecom Executive Deferred Compensation Plan dated as of January 1, 1994
                 (Exhibit  10L,  Form  10-K for  the  year  ended December  31,  1993,  File No.
                 0-873).........................................................................
 *+(10)j   --   Pacific Telecom Long Term Incentive Plan 1994 Restatement dated as of January 1,
                 1994 (Exhibit 10F, Form 10-K for the fiscal year ended December 31, 1993,  File
                 No. 0-873).....................................................................
  +(10)k   --   Incentive Compensation Agreement dated as of February 1, 1994 between PacifiCorp and Frederick W. Buckman.......................................................
 *+(10)l   --   Restricted  Stock Agreement dated as of  December 3, 1992 between PacifiCorp and
                 A. M. Gleason (Exhibit (10)k, Form 10-K for the fiscal year ended December  31,
                 1992, File No. 1-8749).........................................................
  +(10)m   --   Compensation Agreement dated as of February 9, 1994 between PacifiCorp and Keith
                 R. McKennon....................................................................
  *(10)n   --   Short-Term  Surplus Firm  Capacity Sale Agreement  executed July 9,  1992 by the
                 United States  of  America Department  of  Energy  acting by  and  through  the
                 Bonneville  Power  Administration and  Pacific Power  & Light  Company (Exhibit
                 (10)n, Form  10-K  for  the fiscal  year  ended  December 31,  1992,  File  No.
                 1-8749)........................................................................
    (12)   --   Computation of Ratio of Earnings to Fixed Charges. (See page S-1.)..............
    (13)   --   Portions  of Annual Report to Shareholders of  the Registrant for the year ended
                 December 31, 1993 incorporated by reference herein.............................
    (21)   --   Subsidiaries. (See pages S-2 through S-4.)......................................
    (23)   --   Consent of Deloitte & Touche with respect to Annual Report on Form 10-K.........
    (24)   --   Powers of Attorney..............................................................
    (99)   --   "Item 1. Business" and "Item 2. Properties" from the Annual Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp  Financial Services, Inc. for the  year ended December 31, 1993........................................................

- ------------------------
*    Incorporated herein by reference.
+ This exhibit constitutes a management contract or compensatory plan or arrangement.