Form 10-Q
period 1994-03-31
PACIFICORP /OR/
filed 1994-05-13
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                               ______________

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-5152
                       ______

                                  PACIFICORP
            (Exact name of registrant as specified in its charter)

        STATE OF OREGON                                      93-0246090
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)


700 N.E. Multnomah
Suite 1600
Portland, Oregon                                                  97232-4116
(Address of principal executive offices)                          (Zip code)

                                 503-731-2000
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


     YES   X       NO
         _____        _____


At April 30, 1994, there were 282,049,180 shares of registrant's common stock outstanding.

                                  PACIFICORP



                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Cash Flows             5

               Note to Condensed Consolidated Financial Statements         7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8


PART II.       OTHER INFORMATION                                          16

  Item 1.      Legal Proceedings                                          16

  Item 6.      Exhibits and Reports on Form 8-K                           16


Signature                                                                 17

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                  __________________________
                                                   1994               1993
                                                  ______             ______

REVENUES                                         $  865.3           $  861.0
                                                  _______            _______

EXPENSES
  Operations                                        342.5              343.7
  Maintenance                                        65.6               67.0
  Administrative and general                         60.3               60.0
  Depreciation and amortization                     105.7               97.7
  Taxes, other than income taxes                     31.8               33.1
  Financial Services' interest expense                9.3               13.6
                                                  _______            _______

  TOTAL                                             615.2              615.1
                                                  _______            _______


INCOME FROM OPERATIONS                              250.1              245.9
                                                  _______            _______


INTEREST EXPENSE AND OTHER
  Interest expense                                   75.1               83.6
  Interest capitalized                               (4.6)              (3.7)
  Minority interest and other                        (4.2)              (6.6)
                                                  _______            _______

  TOTAL                                              66.3               73.3
                                                  _______            _______


Income before income taxes and cumulative
  effect of change in accounting principle          183.8              172.6
Income taxes                                         63.3               60.1
                                                  _______            _______


INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                           120.5              112.5
Cumulative effect of change in
  accounting for income taxes                           -                4.0
                                                  _______            _______

NET INCOME                                          120.5              116.5

RETAINED EARNINGS BEGINNING OF PERIOD               351.3              210.4
Cash dividends declared
  Preferred stock                                    (9.9)             (10.2)
  Common stock per share: 1994 and 1993/$.27        (75.9)             (74.0)
                                                  _______            _______


RETAINED EARNINGS END OF PERIOD                  $  386.0           $  242.7
                                                  _______            _______
                                                  _______            _______


EARNINGS ON COMMON STOCK (Net income
  less preferred dividend requirement)           $  110.8           $  106.5

Average number of common shares
  outstanding (Thousands)                         281,449            271,152

EARNINGS PER COMMON SHARE
  Before cumulative effect of change
    in accounting principle                      $    .39           $    .38
  Cumulative effect on prior years of
    change in accounting for income taxes               -                .01
                                                  _______            _______

  TOTAL                                          $    .39           $    .39
                                                  _______            _______
                                                  _______            _______

        See accompanying Note to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS

                                                     March 31,     December 31,
                                                       1994            1993
                                                     _________     ____________
PROPERTY, PLANT AND EQUIPMENT
  Electric                                           $10,157.4        $10,000.6
  Telecommunications                                   1,658.2          1,649.9
  Other                                                   63.1             65.8
  Accumulated depreciation and amortization           (3,950.5)        (3,863.5)
                                                      ________         ________
  Net                                                  7,928.2          7,852.8
  Construction work in progress                          357.9            356.8
                                                      ________         ________

  TOTAL PROPERTY, PLANT AND EQUIPMENT                  8,286.1          8,209.6
                                                      ________         ________

CURRENT ASSETS
  Cash and cash equivalents                               27.5             31.2
  Accounts receivable less allowance
    for doubtful accounts: 1994/$8.4
    and 1993/$8.2                                        402.0            451.0
  Materials, supplies and fuel stock at
    average cost                                         203.3            203.2
  Inventory                                               67.9             70.1
  Finance assets                                         111.7            118.7
  Other                                                   67.8             80.5
                                                      ________         ________

  TOTAL CURRENT ASSETS                                   880.2            954.7
                                                      ________         ________


OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            250.9            240.5
  Cost in excess of net assets of businesses
    acquired                                             169.9            171.1
  Regulatory assets - net                              1,004.9            974.9
  Finance note receivable                                221.9            223.3
  Finance assets                                         528.8            561.4
  Real estate investments                                210.3            303.7
  Deferred charges and other                             302.9            319.9
                                                      ________         ________

  TOTAL OTHER ASSETS                                   2,689.6          2,794.8
                                                      ________         ________


TOTAL ASSETS                                         $11,855.9        $11,959.1
                                                      ________         ________
                                                      ________         ________









      See accompanying Note to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                     March 31,     December 31,
                                                       1994            1993
                                                     _________     ____________
COMMON EQUITY
  Common shareholder capital
    shares authorized 750,000,000;
    shares outstanding: 1994/281,970,965
    and 1993/281,020,717                             $ 2,971.8        $ 2,953.4
  Retained earnings                                      386.0            351.3
  Guarantees of Employee Stock Ownership
    Plan borrowings                                      (38.5)           (42.1)
                                                      ________         ________

  TOTAL COMMON EQUITY                                  3,319.3          3,262.6
                                                      ________         ________


PREFERRED STOCK                                          367.4            367.4
                                                      ________         ________


PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          219.0            219.0
                                                      ________         ________


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           3,856.3          3,923.6
                                                      ________         ________


CURRENT LIABILITIES
  Long-term debt and capital lease obligations
    currently maturing                                   168.0            155.6
  Notes payable and commercial paper                     455.3            553.5
  Accounts payable                                       257.1            360.5
  Taxes, interest and dividends payable                  329.0            252.5
  Customer deposits and other                            123.2            121.2
                                                      ________         ________

  TOTAL CURRENT LIABILITIES                            1,332.6          1,443.3
                                                      ________         ________


DEFERRED CREDITS
  Income taxes                                         1,834.8          1,833.3
  Investment tax credits                                 196.6            200.0
  Other                                                  627.2            605.7
                                                      ________         ________

  TOTAL DEFERRED CREDITS                               2,658.6          2,639.0
                                                      ________         ________


MINORITY INTEREST                                        102.7            104.2
                                                      ________         ________


TOTAL CAPITALIZATION AND LIABILITIES                 $11,855.9        $11,959.1
                                                      ________         ________
                                                      ________         ________









      See accompanying Note to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                      ______________________
                                                       1994            1993
                                                      ______          ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Income before cumulative effect of
    change in accounting principle                 $   120.5      $    112.5
  Adjustments to reconcile income before
    cumulative effect of change in accounting
    principle to net cash provided by
    operating activities

    Depreciation and amortization                      113.0           110.3
    Deferred income taxes and investment tax
      credits - net                                      (.8)            4.0
    Interest capitalized on equity funds                (1.3)           (1.2)
    Minority interest and other                         15.1            34.6
    Accounts receivable and prepayments                 62.9             2.4
    Materials, supplies, fuel stock and
      inventory                                          1.8            (5.3)
    Accounts payable and accrued liabilities           (12.7)           53.6
                                                    ________        ________

NET CASH PROVIDED BY OPERATING ACTIVITIES              298.5           310.9
                                                    ________        ________

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                        (150.7)         (138.5)
  Proceeds from sales of finance assets
    and principal payments                              81.2            45.6
  Other                                                  1.7            39.7
                                                    ________        ________

NET CASH USED IN INVESTING ACTIVITIES                  (67.8)          (53.2)
                                                    ________        ________
















     See accompanying Note to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     _______________________
                                                      1994             1993
                                                     ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                           (98.2)         (177.8)
  Proceeds from long-term debt                           1.0           151.0
  Proceeds from issuance of common stock                17.0            21.9
  Dividends paid                                       (85.8)         (114.2)
  Repayments of long-term debt and capital
    lease obligations                                  (51.6)          (91.7)
  Redemptions of preferred stock                           -           (50.0)
  Other                                                (16.8)          (18.4)
                                                      ______          ______

NET CASH USED BY FINANCING ACTIVITIES                 (234.4)         (279.2)
                                                      ______          ______

DECREASE IN CASH AND CASH EQUIVALENTS                   (3.7)          (21.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        31.2            50.2
                                                      ______          ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  27.5         $  28.7
                                                      ______          ______
                                                      ______          ______

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                         $ 121.6         $ 143.5
    Income taxes net of refunds                           .5             2.7





















     See accompanying Note to Condensed Consolidated Financial Statements

            NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                              March 31, 1994



 1.  FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements as of March 31, 1994 and for the periods ended March 31, 1994 and 1993, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the period ended March 31, 1994 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1993 Annual Report on Form 10-K.

          The condensed consolidated financial statements of the Company encompass two businesses primarily of a utility nature -- Electric Operations (Pacific Power and Utah Power) and an 87%-owned Telecommunications operation (Pacific Telecom, Inc.); and a wholly owned Financial Services business (PacifiCorp Financial Services, Inc.). The Company's wholly owned subsidiary, PacifiCorp Holdings, Inc. ("Holdings"), holds all of its nonelectric utility investments. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated.

          Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

          Certain amounts from the prior period have been reclassified to conform with the 1994 method of presentation. These reclassifications had no effect on previously reported consolidated net income.

Item 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       SUMMARY RESULTS OF OPERATIONS

                                                               Percentage
                                          First Quarter        Increase/
                                        _________________
                                        1994         1993      (Decrease)
                                        ____         ____      __________
                                    (Millions of Dollars, except per share)

Revenues                               $ 865.3      $ 861.0          -%
                                        ______       ______

Income from operations                   250.1        245.9          2
                                        ______       ______

Net income                               120.5        116.5          3
                                        ______       ______

Earnings contribution
  on common stock (1)
    Electric Operations                   89.8         94.8         (5)
    Telecommunications                    13.7         11.7         17
    Other                                  7.3         (4.0)         *
                                        ______       ______
    Earnings before cumulative
      effect of change in accounting
      principle                          110.8        102.5          8
    Cumulative effect of change in
      accounting for income taxes (2)        -          4.0          *
                                        ______       ______

          Total                        $ 110.8      $ 106.5          4
                                        ______       ______
                                        ______       ______

Earnings per common share
  Before cumulative effect of change
    in accounting principle            $   .39      $   .38          3
  Cumulative effect of change in
    accounting for income taxes              -          .01          *
                                        ______       ______

          Total                        $   .39      $   .39          -
                                        ______       ______
                                        ______       ______

Average number of common shares
  outstanding (thousands)              281,449      271,152          4

*Not a meaningful number.


(1) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other; (c) amounts are net of preferred dividend requirements and minority interest.

(2) Represents the net effect on prior years of the adoption of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes."

Comparison of the first quarters of 1994 and 1993.
_________________________________________________

. Earnings contribution on common stock before cumulative effect of change in accounting principle increased $8 million or 8%.

   .. Electric Operations' earnings contribution decreased $5 million or 5% primarily due to a warmer than normal winter heating season that led to a 7% decline in residential energy sales and increased fuel costs due to increased thermal generation, partially offset by decreased purchased power expense resulting from a lower energy requirement to serve retail loads.

   .. Telecommunications' earnings contribution increased $2 million or 17% primarily due to decreased operating expenses of $6 million and decreased interest expense of $2 million that more than offset decreased revenues of $4 million.

   .. The earnings contribution of other businesses increased $11 million primarily due to $7 million of interest revenue in 1994 from a note received in connection with the 1993 sale of NERCO, Inc. and a decrease in interest expense as a result of a decrease in debt outstanding.

. The average number of common shares outstanding increased 4% due to the issuance of 6 million shares in a September 1993 public offering and issuances under dividend reinvestment and employee stock ownership plans.

                           RESULTS OF OPERATIONS

Electric Operations
___________________

                                                               Percentage
                                          First Quarter        Increase/
                                        _________________
                                        1994         1993      (Decrease)
                                        ____         ____      __________
                                      (Millions of Dollars)

Revenues
  Residential                           $208.1       $211.0        (1)%
  Commercial                             139.4        136.0         3
  Industrial                             168.5        163.4         3
  Other                                    7.4          7.3         1
                                         _____        _____
  Retail sales                           523.4        517.7         1
  Wholesale sales                        118.7        121.3        (2)
  Other                                   11.7          9.7        21
                                         _____        _____
      Total                              653.8        648.7         1
Operating expenses                       443.4        432.4         3
                                         _____        _____
Income from operations                   210.4        216.3        (3)
                                         _____        _____
Net income                                99.5        104.8        (5)
Preferred dividend requirement             9.7         10.0        (3)
                                         _____        _____
Earnings contribution                   $ 89.8       $ 94.8        (5)
                                         _____        _____
                                         _____        _____

Energy sales (millions of kWh)
  Residential                            3,482        3,739        (7)
  Commercial                             2,567        2,525         2
  Industrial                             4,684        4,590         2
  Other                                    153          151         1
                                        ______       ______
  Retail sales                          10,886       11,005        (1)
  Wholesale sales                        3,537        3,534         -
                                        ______       ______
      Total                             14,423       14,539        (1)
                                        ______       ______
                                        ______       ______

Residential average usage (kWh)          3,057        3,352        (9)
Total customers (end of period)      1,316,230    1,287,937         2

Comparison of the first quarters of 1994 and 1993.
_________________________________________________

.  Revenues increased $5 million or 1%.

   .. Residential revenues decreased $3 million or 1% and kWh volume declined 7%. Warmer temperatures and nonweather related decreases in customer average usage in 1994 resulted in revenue declines of $15 million and $4 million, respectively. The decreases were partially offset by an $11 million revenue increase resulting from the pass-through of a BPA price increase that was effective in October 1993 and a 2% increase in the number of customers which added $5 million.

   .. Commercial revenues increased $3 million or 3% primarily due to a 2% increase in the number of customers and an increase in customer average usage, partially offset by the $3 million effect of warmer temperatures in 1994.

   .. Industrial revenues increased $5 million or 3% due to a 2% increase in kWh volume primarily due to increased sales to customers in the paper and pulp industry.

   .. Wholesale revenues decreased $3 million or 2%. Mild weather in 1994 resulted in a 14% reduction in secondary sales, lower prices and an $11 million revenue reduction. This reduction was offset in part by an $8 million increase in firm contract revenue; $4 million from price increases and $4 million from additional volume sold.

.  Operating expenses increased $11 million or 3%.

   .. Fuel expense increased $10 million or 8% due to an 8% increase in thermal generation primarily resulting from unscheduled outages and planned maintenance at plants in 1993.

   .. Purchased power expense decreased $5 million or 7%. The effect of mild weather in 1994 on energy requirements resulted in a 42% reduction in kWh volume purchased and reduced expense of $21 million. This decrease was offset in part by the effects of an $11 million decrease in BPA exchange benefits and a $3 million price increase relating to a BPA peaking purchase contract.

   .. Depreciation and amortization expense increased $4 million or 6% primarily due to additional plant in service.

.  Earnings contribution decreased $5 million or 5%.

   ..  Income from operations decreased $6 million or 3%.

   .. Interest expense decreased $2 million or 3% due to the $4 million effect of refinancing long-term debt in 1993 at lower interest rates, partially offset by the $2 million effect of higher levels of debt outstanding.

   .. Other income decreased $3 million primarily due to a $5 million gain on a property sale in 1993.

Telecommunications
__________________

                                                               Percentage
                                          First Quarter        Increase/
                                        _________________
                                        1994         1993      (Decrease)
                                        ____         ____      __________
                                      (Millions of Dollars)

Revenues
  Local network service                 $ 23.0       $ 19.3         19%
  Network access service                  41.7         44.4         (6)
  Long distance network service           60.6         66.4         (9)
  Private line service                    14.9         16.6        (10)
  Sales of cable capacity                  2.2          1.1        100
  Other                                   23.4         22.0          6
                                         _____        _____
     Total                               165.8        169.8         (2)
Operating expenses                       131.1        137.5         (5)
                                         _____        _____
Income from operations                    34.7         32.3          7
                                         _____        _____
Net Income                                15.8         14.2         11
Minority interest and other                2.1          2.5        (16)
                                         _____        _____
Earnings contribution                   $ 13.7       $ 11.7         17
                                         _____        _____
                                         _____        _____

Telephone access lines (end
  of period)                           403,045      382,097          5

Long lines originating billed
  minutes (thousands)                  174,025      168,927          3

Comparison of the first quarters of 1994 and 1993.
_________________________________________________

.  Revenues decreased $4 million or 2%.

   .. Local network service revenues increased $4 million or 19% primarily due to $2 million of revenues from extended calling area service and the $1 million revenue effect of a 5% increase in access lines.

   .. Network access service revenues decreased $3 million or 6% primarily due to a $2 million decrease as a result of extended area calling service offered by local exchange companies and lower out-of-period revenue adjustments of $1 million.

   .. Long distance network service revenues decreased $6 million or 9% primarily due to the $2 million revenue effect of recoverable expense reductions and a $2 million decrease in out-of-period revenue adjustments. Revenues decreased an additional $2 million as a result of the exit of an Alaskan local exchange company from the national access charge pools, which also lowered recoverable access expense.

       In November 1993, Pacific Telecom's long lines subsidiary, Alascom, Inc. ("Alascom") filed an Application for Review of the Final Recommended Decision with the Federal Communications Commission concerning the restructuring of the interstate telecommunications market for Alaska, including changes to the existing joint service agreement between Alascom and American Telephone and Telegraph Company. Pacific Telecom derived 17% of its first quarter 1994 revenues and 18% of its first quarter 1993 revenues under provisions of the joint services agreement.

.  Operating expenses decreased $6 million or 5%.

   .. Operations expense decreased $2 million or 4% primarily due to a $2 million decrease in long lines leased circuit expense and a $2 million decrease in access expense relating to the exit of the Alaskan local exchange company from national access charge pools. The decreases were partially offset by a $1 million increase as a result of cellular customer growth.

   .. Maintenance expense decreased $2 million or 8%. The timing of maintenance work decreased expense $2 million and the exit from noncore businesses resulted in a $1 million decrease.

   .. Administrative and general expense decreased $2 million or 11% primarily due to reduced Corporate support costs, the 1993 cost of a director compensation plan and diminished activities for noncore businesses.

.  Earnings contribution increased $2 million or 17%.

   ..  Income from operations increased $2 million or 7%.

   .. Interest expense decreased $2 million or 19% as a result of lower borrowing levels in 1994.

   .. Income tax expense increased $2 million or 35% due to higher taxable income and the effects of the increased federal income tax rate effective in mid-1993.

FINANCIAL CONDITION -

     For the three months ended March 31, 1994:

          Net cash flows of $299 million were provided by operating activities during the period. Uses for cash were: $151 million for construction program expenditures and $86 million for dividends.

          During the period, the Company issued 950,248 shares of its common stock under the Dividend Reinvestment and Employee Stock Purchase Plans.

          At March 31, 1994, the Company had $321 million of commercial paper and bank borrowings outstanding at an average weighted rate of 3.7%. These borrowings are supported by a $500 million revolving credit agreement. At March 31, 1994, the consolidated subsidiaries had access to $814 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $50 million of commercial paper outstanding at March 31, 1994, as well as borrowings of $144 million under bank revolving credit facilities. At March 31, 1994, subsidiaries had $60 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for loans of funds between parties at short-term market rates.

          In May 1994, Standard & Poor's Corporation raised the ratings on Holdings' senior unsecured long-term debt to BBB- from BB+ and short-term debt to A3 from B. This action will reduce fees payable under Holdings' credit agreement.

          Pacific Telecom has definitive agreements with US West Communi-cations, Inc. to purchase local telephone properties in Colorado for approximately $207 million and similar properties in Oregon and Washington for approximately $183 million. Pacific Telecom expects to fund these acquisitions through the issuance of external debt and internally generated funds.

          The Company believes that its existing and available capital resources are sufficient to meet working capital, dividend and the majority of construction needs in 1994.
___________________________________________________________________________

          The condensed consolidated financial statements as of March 31, 1994 and for the three-month period then ended have been reviewed by Deloitte & Touche, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche
_________________     _____________________________________________________
                      3900 US Bancorp Tower         Telephone:(503)222-1341
                      111 SW Fifth Avenue           Facsimile:(503)224-2172
                      Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT
_______________________________


PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1993, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 18, 1994 (which contains a paragraph describing the Company's change of accounting in 1993 for income taxes and other postretirement benefits), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE

May 12, 1994

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          In Duval, et al. v. Gleason, et al., U.S. District Court for the
             ________________________________
          Northern District of California (see "Item 3. Legal Proceedings,"
                                           ___
          at page 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993), on April 22, 1994, the court granted the PacifiCorp defendants' motion to dismiss with leave for plaintiffs to amend their complaint in 30 days.

          In May 1994, the Company was served with an administrative complaint of the Environmental Protection Agency ("EPA") seeking $130,000 in civil penalties for alleged violations in 1990 of the Toxic Substances Control Act at the Company's transformer repair facility in Medford, Oregon. Based upon an inspection of the facility, the EPA has alleged that the Company violated several labeling and storage requirements in connection with the handling of PCB fluids removed from transformers. The Company has changed its processes at the facility and is seeking to negotiate a resolution of the complaint.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

     (a)  Exhibits.

          Exhibit 12: Statement of Computation of Ratio of Earnings to Fixed Charges.

          Exhibit 15: Letter re unaudited interim financial information of awareness of incorporation by reference.

     (b)  Reports on Form 8-K.

          None

                                SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date       May 13, 1994                 By /s/Daniel L. Spalding
     _______________________               ________________________________
                                              Daniel L. Spalding
                                              Senior Vice President
                                              (Chief Accounting Officer)

                               EXHIBIT INDEX

EXHIBIT        DESCRIPTION                                             PAGE
_______        ___________                                             ____

  12 Statements of Computation of Ratio of Earnings to Fixed Charges

  15           Deloitte & Touche Audit Opinion