Form 10-K/A
period 1993-12-31
PACIFICORP /OR/
filed 1994-06-07
CIK 75594

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

/x/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993
                                      OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from _________ to _________

                         Commission File Number 1-5152

                                  PACIFICORP
            (Exact name of registrant as specified in its charter)

        State of Oregon                                93-0246090
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

700 N.E. Multnomah, Portland, Oregon                   97232-4116
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (503) 731-2000

          Securities registered pursuant to section 12(b) of the Act:

                                                       NAME of each exchange
          Title of each Class                           on which registered
          ___________________                          _____________________

          Common Stock                                 New York Stock Exchange
                                                       Pacific Stock Exchange

          $1.98 No Par Serial Preferred Stock,         New York Stock Exchange
          ($25 Stated Value), Series 1992

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each Class
                              ___________________

              5% Preferred Stock (Cumulative; $100 Stated Value)
            Serial Preferred Stock (Cumulative; $100 Stated Value)
       No Par Serial Preferred Stock (Cumulative; Various Stated Values)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO
                                                               ___      ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 1, 1994, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $5.5 billion.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

 +(10)o --   Form of Restricted Stock Agreement under Pacific Telecom Long
             Term Incentive Plan dated as of February 4, 1994.

  (12) --    Computation of Ratio of Earnings to Fixed Charges.  (See page
             S-1.)

  (13) -- Portions of Annual Report to Shareholders of the Registrant for the year ended December 31, 1993 incorporated by reference herein.

  (21) --    Subsidiaries. (See pages S-2 through S-4.)

  (23)a -- Consent of Deloitte & Touche with respect to Annual Report on Form 10-K.

  (23)b -- Consent of Deloitte & Touche with respect to Annual Report on Form 11-K.

  (23)c -- Consent of Deloitte & Touche with respect to Annual Report on Form 11-K.

  (24) --    Powers of Attorney.

  (99)a -- "Item 1. Business" and "Item 2. Properties" from the Annual Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp Financial Services, Inc. for the year ended December 31, 1993.

  (99)b -- Annual Report on Form 11-K of the Utah Power & Light Company Employee Savings and Stock Purchase Plan of PacifiCorp for the fiscal year ended December 31, 1993.

  (99)c -- Annual Report on Form 11-K of the PacifiCorp K Plus Employee Savings and Stock Ownership Plan for the fiscal year ended December 31, 1993.

- -----------
*Incorporated herein by reference.
+This exhibit constitutes a management contract or compensatory plan or arrangement.

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

                                        PacifiCorp

                                               /s/FREDERICK W. BUCKMAN
                                        By_________________________________
                                                  Frederick W. Buckman
                                                     (PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER)

Date:  June 7, 1994

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION                                                PAGE
_______        ___________                                                ____

(10)o          Restricted Stock Agreement for the Pacific Telecom
               Long-Term Incentive Plan (filed electronicallly)

(23)b          Consent of Independent Public Accountants for the
               UP&L Form 11-K (filed electronically)

(23)c          Consent of Independent Public Accountants for the
               K Plus Form 11-K (filed electronically)

(99)b          Annual Report on Form 11-K of the Utah Power &
               Light Company Employee Savings and Stock Purchase
               Plan of PacifiCorp for the fiscal year ended
               December 31, 1993 (filed electronically)

(99)c          Annual Report on Form 11-K of the PacifiCorp
               K Plus Employee Savings and Stock Ownership Plan for the fiscal year ended December 31, 1993 (filed electronically)