Form 10-Q
period 1994-06-30
PACIFICORP /OR/
filed 1994-08-12
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               _____________

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


     YES   X       NO
         _____        _____


At July 31, 1994, there were 283,128,799 shares of registrant's common stock outstanding.

                                  PACIFICORP



                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Cash Flows             5

               Notes to Condensed Consolidated Financial Statements        7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9


PART II.       OTHER INFORMATION                                          20

  Item 4.      Submission of Matters to a Vote of Security Holders        20

  Item 5.      Other Information                                          21

  Item 6.      Exhibits and Reports on Form 8-K                           21


Signature                                                                 22

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                         Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                         __________________      _________________
                                          1994        1993        1994       1993
                                         ______      ______      ______     ______
REVENUES                                $  836.1    $  807.0    $1,701.4   $1,668.0
                                         _______     _______     _______    _______

EXPENSES
  Operations                               336.1       311.9       678.6      655.6
  Maintenance                               83.7        78.3       149.3      145.3
  Administrative and general                62.2        67.8       122.5      127.8
  Depreciation and amortization            112.0       101.2       217.7      198.9
  Taxes, other than income taxes            31.8        31.7        63.6       64.8
  Financial Services' interest expense       7.7        16.9        17.0       30.5
                                         _______     _______     _______    _______
  TOTAL                                    633.5       607.8     1,248.7    1,222.9
                                         _______     _______     _______    _______

INCOME FROM OPERATIONS                     202.6       199.2       452.7      445.1
                                         _______     _______     _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                          75.6        88.3       150.7      171.9
  Interest capitalized                      (3.0)       (2.6)       (7.6)      (6.3)
  Minority interest and other               (7.4)       (7.2)      (11.6)     (13.8)
                                         _______     _______     _______    _______
  TOTAL                                     65.2        78.5       131.5      151.8
                                         _______     _______     _______    _______

Income before income taxes and
  cumulative effect of change in
  accounting principle                     137.4       120.7       321.2      293.3
Income taxes                                48.1        28.8       111.4       88.9
                                         _______     _______     _______    _______

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE            89.3        91.9       209.8      204.4
Cumulative effect of change in
  accounting for income taxes                  -           -           -        4.0
                                         _______     _______     _______    _______

NET INCOME                                  89.3        91.9       209.8      208.4

RETAINED EARNINGS BEGINNING OF PERIOD      386.0       242.7       351.3      210.4
Cash dividends declared
  Preferred stock                           (9.9)       (9.8)      (19.8)     (20.0)
  Common stock per share: 1994
    and 1993/$.27 and $.54                 (76.4)      (73.6)     (152.3)    (147.6)
                                         _______     _______     _______    _______

RETAINED EARNINGS END OF PERIOD         $  389.0    $  251.2    $  389.0   $  251.2
                                         _______     _______     _______    _______
                                         _______     _______     _______    _______

EARNINGS ON COMMON STOCK (Net
  income less preferred dividend
  requirement)                          $   79.3    $   82.2    $  190.1   $  188.7

Average number of common shares
  outstanding (Thousands)                282,445     272,542     281,950    271,851

EARNINGS PER COMMON SHARE
  Before cumulative effect of change
    in accounting principle             $    .28    $    .30    $    .67   $    .68
  Cumulative effect on prior years
    of change in accounting for
    income taxes                               -           -           -        .01
                                         _______     _______     _______    _______
  TOTAL                                 $    .28    $    .30    $    .67   $    .69
                                         _______     _______     _______    _______
                                         _______     _______     _______    _______

        See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                     June 30,       December 31,
                                                       1994             1993
                                                     ________       ____________
PROPERTY, PLANT AND EQUIPMENT
  Electric                                           $10,305.9        $10,000.6
  Telecommunications                                   1,660.3          1,649.9
  Other                                                   63.2             65.8
  Accumulated depreciation and amortization           (4,025.6)        (3,863.5)
                                                      ________         ________
  Net                                                  8,003.8          7,852.8
  Construction work in progress                          379.2            356.8
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT                  8,383.0          8,209.6
                                                      ________         ________

CURRENT ASSETS
  Cash and cash equivalents                               18.1             31.2
  Accounts receivable less allowance
    for doubtful accounts: 1994/$7.8
    and 1993/$8.2                                        424.1            451.0
  Materials, supplies and fuel stock at
    average cost                                         205.3            203.2
  Inventory                                               68.2             70.1
  Finance assets                                          94.2            118.7
  Other                                                   46.3             80.5
                                                      ________         ________
  TOTAL CURRENT ASSETS                                   856.2            954.7
                                                      ________         ________

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            269.6            240.5
  Cost in excess of net assets of businesses
    acquired                                             172.3            171.1
  Regulatory assets - net                                995.5            974.9
  Finance note receivable                                221.4            223.3
  Finance assets                                         515.0            561.4
  Real estate investments                                202.3            303.7
  Deferred charges and other                             309.1            319.9
                                                      ________         ________
  TOTAL OTHER ASSETS                                   2,685.2          2,794.8
                                                      ________         ________

TOTAL ASSETS                                         $11,924.4        $11,959.1
                                                      ________         ________
                                                      ________         ________

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES


                                                     June 30,       December 31,
                                                       1994             1993
                                                     ________       ____________
COMMON EQUITY
  Common shareholder capital
    shares authorized 750,000,000;
    shares outstanding: 1994/283,030,093
    and 1993/281,020,717                             $ 2,989.3        $ 2,953.4
  Retained earnings                                      389.0            351.3
  Guarantees of Employee Stock Ownership
    Plan borrowings                                      (32.9)           (42.1)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  3,345.4          3,262.6
                                                      ________         ________

PREFERRED STOCK                                          367.4            367.4
                                                      ________         ________

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          219.0            219.0
                                                      ________         ________

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           3,813.9          3,923.6
                                                      ________         ________

CURRENT LIABILITIES
  Long-term debt and capital lease obligations
    currently maturing                                   164.3            155.6
  Notes payable and commercial paper                     527.5            553.5
  Accounts payable                                       293.6            360.5
  Taxes, interest and dividends payable                  272.0            252.5
  Customer deposits and other                            119.4            121.2
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,376.8          1,443.3
                                                      ________         ________

DEFERRED CREDITS
  Income taxes                                         1,866.7          1,833.3
  Investment tax credits                                 193.6            200.0
  Other                                                  637.3            605.7
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,697.6          2,639.0
                                                      ________         ________

MINORITY INTEREST                                        104.3            104.2
                                                      ________         ________

CONTINGENCIES (See Note 2)

TOTAL CAPITALIZATION AND LIABILITIES                 $11,924.4        $11,959.1
                                                      ________         ________
                                                      ________         ________

      See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                    ________________________
                                                     1994             1993
                                                    ______           ______
CASH FLOWS FROM OPERATING ACTIVITIES
  Income before cumulative effect of
    change in accounting principle                 $  209.8         $  204.4
  Adjustments to reconcile income before
    cumulative effect of change in accounting
    principle to net cash provided by
    operating activities

    Depreciation and amortization                     236.8            221.2
    Deferred income taxes and investment tax
      credits - net                                    32.1             35.4
    Interest capitalized on equity funds               (1.5)            (2.0)
    Minority interest and other                        10.1             27.1
    Accounts receivable and prepayments                43.5             28.9
    Materials, supplies, fuel stock and
      inventory                                         (.6)            (3.0)
    Accounts payable and accrued liabilities          (14.6)           (26.6)
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             515.6            485.4
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (362.9)          (303.7)
  Proceeds from sales of assets                         4.0            385.0
  Investment in finance note                              -           (225.0)
  Proceeds from sales of finance assets
    and principal payments                            137.2             81.7
  Other                                               (29.2)            21.6
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (250.9)           (40.4)
                                                     ______           ______

     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                    ________________________
                                                     1994             1993
                                                    ______           ______
CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                          (26.0)           (38.2)
  Proceeds from long-term debt                          8.6            154.4
  Proceeds from issuance of common stock               34.8             51.5
  Dividends paid                                     (171.9)          (197.6)
  Repayments of long-term debt and capital
    lease obligations                                 (99.2)          (361.8)
  Redemptions of preferred stock                          -            (50.0)
  Other                                               (24.1)           (20.6)
                                                     ______           ______

NET CASH USED BY FINANCING ACTIVITIES                (277.8)          (462.3)
                                                     ______           ______

DECREASE IN CASH AND CASH EQUIVALENTS                 (13.1)           (17.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       31.2             50.2
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  18.1          $  32.9
                                                     ______           ______
                                                     ______           ______

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                        $ 191.9          $ 206.4
    Income taxes net of refunds                        83.6             77.9

     See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1994



 1.  FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements as of June 30, 1994 and for the periods ended June 30, 1994 and 1993, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the period ended
June 30, 1994 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in con-junction with the financial statements and related notes incorporated by reference in the Company's 1993 Annual Report on Form 10-K.

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

 2.  CONTINGENT LIABILITIES

          The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a materially adverse effect on the Company's consoli-dated results of operations.

          The Internal Revenue Service ("IRS") completed its examination of the Company's federal income tax returns for the years 1983 through 1986. The Company and the IRS have agreed to a settlement on all of the issues, except for certain issues relating to the Company's abandonment of its 10% interest in Washington Public Power Supply System Unit 3. The Company and the IRS continue to discuss the remaining unagreed issue.

          During 1993, the IRS completed its examination of the Company's federal income tax returns for 1987 and 1988, and has proposed certain adjustments increasing taxes by $26 million. The Company has appealed adjustments totaling more than the net proposed increased tax. Conferences with the IRS are ongoing in 1994.

          In the opinion of management, the outcome of the 1983 through 1988 federal income tax examinations will not have a material effect on the Company's consolidated financial position or results of operations.

          The Company's 1989 and 1990 federal income tax returns are currently under examination by the IRS.

          Several Superfund sites have been identified where the Company has been or may be designated as a potentially responsible party. Future costs associated with the disposition of these matters are not expected to be material to the Company's consolidated results of operations.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS

                                                                             Six Months
                                                             Percentage        Ended           Percentage
                                          Second Quarter     Increase/        June 30,         Increase/
                                         ________________                  _______________
                                         1994        1993    (Decrease)    1994       1993     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                     (Dollars in Millions, except per share)

Revenues                              $  836.1     $ 807.0         4%    $1,701.4   $1,668.0         2%
                                       _______      ______                _______    _______

Income from operations                   202.6       199.2         2        452.7      445.1         2
                                       _______      ______                _______    _______

Net income                                89.3        91.9        (3)       209.8      208.4         1
                                       _______      ______                _______    _______

Earnings contribution
  on common stock (1)
    Electric Operations                   56.0        62.2       (10)       145.8      157.0        (7)
    Telecommunications                    15.2        12.1        26         28.9       23.8        21
    Other                                  8.1         7.9         3         15.4        3.9         *
                                       _______      ______                _______    _______
    Earnings before cumulative
      effect of change in accounting
      principle                           79.3        82.2        (4)       190.1      184.7         3
    Cumulative effect of change in
      accounting for income taxes (2)        -           -         -            -        4.0         *
                                       _______      ______                _______    _______

          Total                       $   79.3     $  82.2        (4)    $  190.1   $  188.7         1
                                       _______      ______                _______    _______
                                       _______      ______                _______    _______

Earnings per common share
  Before cumulative effect of
    change in accounting principle    $    .28     $   .30        (7)    $    .67   $    .68        (1)
  Cumulative effect of change in
    accounting for income taxes (2)          -           -         -            -        .01         *
                                       _______      ______                _______    _______

          Total                       $    .28     $   .30        (7)    $    .67   $    .69        (3)
                                       _______      ______                _______    _______
                                       _______      ______                _______    _______

Average number of common shares
  outstanding (thousands)              282,445     272,542         4      281,950    271,851         4

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

Comparison of the second quarters of 1994 and 1993.
__________________________________________________

.  Earnings contribution on common stock decreased $3 million or 4%.

   .. Electric Operations' earnings contribution decreased $6 million or 10% primarily due to the effects in 1994 of poor hydro conditions in the region and a higher effective income tax rate.

   .. Telecommunications' earnings contribution increased $3 million or 26% primarily due to decreased interest expense, a gain on the sale of noncore businesses and a favorable valuation adjustment related to a lease liability.

   ..  The earnings contribution of other businesses remained constant. A
       $5 million increase in interest revenue from a note received in connection with the June 1993 sale of NERCO, Inc. was offset by the effects of a $3 million gain in 1993 on the disposition of a co-generation project and a $2 million tax benefit in 1993 resulting from the resolution of 1985 and 1986 federal audit issues by Financial Services. In addition, the continued downsizing of Financial Services led to an $8 million decrease in revenues, offset by a $9 million decrease in finance interest expense.

. The average number of common shares outstanding rose 4% due to the issuance of 6 million shares in a September 1993 public offering and issuances under dividend reinvestment and employee stock ownership plans.

Comparison of the six-month periods ended June 30, 1994 and 1993
________________________________________________________________

. Earnings contribution on common stock before cumulative effect of change in accounting principle increased $5 million or 3%.

   .. Electric Operations' earnings contribution decreased $11 million or 7% primarily due to the effects in 1994 of a warmer than normal winter heating season, poor hydro conditions in the region and a higher effective income tax rate.

   .. Telecommunications' earnings contribution increased $5 million or 21% primarily due to decreased interest expense, gains from the sale of noncore businesses and increased income from operations.

   .. The earnings contribution of other businesses increased $12 million primarily due to a $12 million increase in interest revenue from the note received in connection with the June 1993 sale of NERCO, Inc. In addition, the continued downsizing of Financial Services led to a $12 million decrease in revenues, offset by a $14 million decrease in finance interest expense.

. The average number of common shares outstanding rose 4% due to the the same factors described above.

                             RESULTS OF OPERATIONS

Electric Operations
___________________

                                                                             Six Months
                                                             Percentage        Ended           Percentage
                                          Second Quarter     Increase/        June 30,         Increase/
                                         ________________                  _______________
                                         1994        1993    (Decrease)    1994       1993     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)
Revenues
  Residential                           $145.6      $140.9        3%     $  353.7   $  351.9         1%
  Commercial                             134.9       129.3        4         274.3      265.3         3
  Industrial                             186.2       171.2        9         354.7      334.6         6
  Other                                    7.7         7.5        3          15.1       14.8         2
                                         _____       _____                _______    _______
  Retail sales                           474.4       448.9        6         997.8      966.6         3
  Wholesale sales                        123.0       119.6        3         241.7      240.9         -
  Other                                   15.5         8.7       78          27.2       18.4        48
                                         _____       _____                _______    _______
      Total                              612.9       577.2        6       1,266.7    1,225.9         3
Operating expenses                       448.5       408.8       10         891.9      841.2         6
                                         _____       _____                _______    _______
Income from operations                   164.4       168.4       (2)        374.8      384.7        (3)
                                         _____       _____                _______    _______
Net income                                66.0        71.9       (8)        165.5      176.7        (6)
Preferred dividend requirement            10.0         9.7        3          19.7       19.7         -
                                         _____       _____                _______    _______
Earnings contribution                   $ 56.0      $ 62.2      (10)     $  145.8   $  157.0        (7)
                                         _____       _____                _______    _______
                                         _____       _____                _______    _______

Energy sales (millions of kWh)
  Residential                            2,494       2,484        -         5,976      6,223        (4)
  Commercial                             2,498       2,373        5         5,065      4,898         3
  Industrial                             5,258       4,865        8         9,942      9,455         5
  Other                                    152         151        1           305        302         1
                                         _____       _____                _______    _______
  Retail sales                          10,402       9,873        5        21,288     20,878         2
  Wholesale sales                        3,414       3,580       (5)        6,951      7,114        (2)
                                         _____       _____                _______    _______
      Total                             13,816      13,453        3        28,239     27,992         1
                                        ______      ______                _______    _______
                                        ______      ______                _______    _______

Residential average usage (kWh)          2,183       2,220       (2)        5,238      5,570        (6)
Total customers (end of period)      1,340,174   1,305,639        3     1,340,174  1,305,639         3


Comparison of the second quarters of 1994 and 1993.
__________________________________________________

.  Revenues increased $36 million or 6%.

   .. Residential revenues increased $5 million or 3% primarily due to a $4 million increase resulting from the pass-through of a BPA price increase that was effective in October 1993.

   .. Commercial revenues increased $6 million or 4% primarily due to a 2% increase in the number of customers and an increase in customer average usage.

   .. Industrial revenues increased $15 million or 9% primarily due to an 8% increase in kWh volume. Irrigation revenues increased $9 million primarily due to the effects in 1994 of drier weather. Revenues from other industrial customers increased $6 million, primarily due to increased sales to customers in the paper and pulp and oil and gas industries.

   .. Wholesale revenues increased $3 million or 3% while energy sales declined 5%. Higher prices for firm and secondary market sales resulted in increased revenues of $6 million and increased volumes sold under existing and new firm sales contracts added $6 million. The increases were offset in part by a $9 million decrease resulting from lower volume sold in the secondary market.

   .. Other revenues increased $7 million or 78% primarily due to increased rental revenue and revenue from the sale of timber.

.  Operating expenses increased $40 million or 10%.

   .. Fuel expense increased $12 million or 12% due to a 10% increase in thermal generation, primarily resulting from a 40% reduction in hydro generation and increased kWh sold.

   .. Purchased power expense increased $15 million or 27% primarily due to higher prices, a $3 million price increase relating to a BPA peaking purchase contract and a $2 million decrease in BPA exchange benefits.

   .. Maintenance expense increased $5 million or 11% primarily due to overhaul timing differences at thermal plants.

   .. Depreciation and amortization expense increased $5 million or 7% primarily due to additional plant in service.

.  Earnings contribution decreased $6 million or 10%.

   ..  Income from operations decreased $4 million or 2%.

   .. Interest expense decreased $8 million or 10% due to the effect of a $6 million accrual in 1993 for a possible settlement relating to coal issues and a $3 million decrease resulting from refinancing long-term debt during 1993 at lower interest rates, partially offset by the $2 million effect in 1994 of increased average short-term debt outstanding at higher rates.

   .. Income tax expense increased $11 million or 39% due to reversal of tax depreciation on vintages previously flowed through to customers of $5 million, a nonrecurring 1993 tax benefit of $3 million, the 1% increase in the federal tax rate of $2 million and reduced amortization of investment tax credits due to extended book lives of $1 million.

Comparison of the six-month periods ended June 30, 1994 and 1993
________________________________________________________________

.  Revenues increased $41 million or 3%.

   .. Residential revenues increased $2 million or 1% and kWh volume declined 4%. Revenues increased $15 million resulting from the pass-through of a BPA price increase that was effective in October 1993 and $8 million due to a 2% increase in the number of customers. These increases were partially offset by the effects of warmer temperatures during the winter heating season and nonweather related decreases in customer average usage in 1994 resulting in revenue declines of $17 million and $5 million, respectively.

   .. Commercial revenues increased $9 million or 3% primarily due to a 2% increase in the number of customers and an increase in customer average usage.

   .. Industrial revenues increased $20 million or 6% due to a 5% increase in kWh volume. Sales to irrigation customers increased $9 million primarily due to effects of drier weather in 1994. Sales to other industrial customers, mainly in the paper and pulp industry, increased $11 million.

   ..  Wholesale revenues remained constant while kWh volume declined 2%.
       Firm contract revenue increased $19 million, $10 million from additional volume sold and $9 million from price increases. Mild weather in early 1994 reduced secondary sales volume by 27% and reduced revenues by $18 million.

   .. Other revenues increased $9 million or 48% primarily due to increases in rental revenue and revenue from the sale of timber.

.  Operating expenses increased $51 million or 6%.

   .. Fuel expense increased $22 million or 10% due to a 9% increase in thermal generation primarily resulting from a 21% decrease in hydro generation and increased kWh sales.

   .. Purchased power expense increased $10 million or 7% while kWh volume declined 22%. Increases in purchased power expense were due to a decrease in BPA exchange benefits of $13 million, a price increase relating to a BPA peaking contract of $5 million and volume and price increases on other firm purchase contracts of $11 million. Partially offsetting these increases was a $21 million decrease in nonfirm energy purchases primarily due to a 55% reduction in kWh volume purchased.

   .. Maintenance expense increased $6 million or 7% due to start-up costs of $3 million to bring a furloughed gas plant back on line and the timing of plant maintenance.

   .. Depreciation and amortization expense increased $10 million or 7% primarily due to additional plant in service.

.  Earnings contribution decreased $11 million or 7%.

   ..  Income from operations decreased $10 million or 3%.

   .. Interest expense decreased $9 million or 7% due to a $7 million decrease resulting from the effect of refinancing long-term debt during 1993 at lower interest rates and the effect of a $6 million accrual in 1993 for a possible settlement relating to coal issues, partially offset by the $4 million effect of increased average debt outstanding in 1994.

   .. Income tax expense increased $10 million or 12% primarily due to reversal of tax depreciation on vintages previously flowed through to customers of $4 million, a nonrecurring 1993 tax benefit of $3 million, the 1% increase in the federal tax rate of $2 million and reduced amortization of investment tax credits due to extended book lives of $1 million.

Telecommunications
__________________
                                                                             Six Months
                                                             Percentage        Ended           Percentage
                                          Second Quarter     Increase/        June 30,         Increase/
                                         ________________                  _______________
                                         1994        1993    (Decrease)    1994       1993     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)
Revenues
  Local network service                 $ 23.2      $ 20.0       16%      $ 46.2     $ 39.3        18%
  Network access service                  41.7        44.9       (7)        83.4       89.3        (7)
  Long distance network service           64.9        65.8       (1)       125.5      132.2        (5)
  Private line service                    14.3        17.0      (16)        29.2       33.6       (13)
  Sales of cable capacity                   .4         1.4      (71)         2.6        2.5         4
  Other                                   26.0        24.9        4         49.4       46.9         5
                                         _____       _____                 _____      _____
     Total                               170.5       174.0       (2)       336.3      343.8        (2)
Operating expenses                       135.8       139.6       (3)       266.9      277.1        (4)
                                         _____       _____                 _____      _____
Income from operations                    34.7        34.4        1         69.4       66.7         4
                                         _____       _____                 _____      _____
Net Income                                17.6        14.0       26         33.4       28.2        18
Minority interest and other                2.4         1.9       26          4.5        4.4         2
                                         _____       _____                 _____      _____
Earnings contribution                   $ 15.2      $ 12.1       26       $ 28.9     $ 23.8        21
                                         _____       _____                 _____      _____
                                         _____       _____                 _____      _____

Telephone access lines (end
  of period)                           407,946     386,852        5      407,946    386,852         5

Long lines originating billed
  minutes (thousands)                  185,958     179,071        4      360,009    347,998         3

The Federal Communications Commission adopted a final order dated May 24, 1994, relating to the restructuring of the Alaska interstate long distance marketplace. Pacific Telecom's long lines subsidiary, Alascom, Inc. ("Alascom") filed a petition for review of the final order, but has initiated implementation of the order. Pacific Telecom received the first of two
$75 million transitional payments in July 1994 from American Telephone and Telegraph Company ("AT&T"). Alascom's rate base was reduced by $75 million, which will result in lower revenues and depreciation expense in future periods.


Comparison of the second quarters of 1994 and 1993.
__________________________________________________

.  Revenues decreased $4 million or 2%.

   .. Local network service revenues increased $3 million or 16% primarily due to $2 million of revenue from extended calling area service and the $1 million revenue effect of access line growth of 5%. The implementa-tion of extended calling area service routes shift revenues from network access revenue, long distance revenue and other revenue to local network service revenue.

   .. Network access service revenues decreased $3 million or 7% primarily due to a $2 million decrease as a result of the shift of extended calling area service to local exchange companies and lower out-of-period revenue adjustments of $2 million.

   .. Private line service revenues decreased $3 million or 16% as a result of Pacific Telecom's exit of certain noncore businesses.

.  Operating expenses decreased $4 million or 3%.

   .. Administrative and general expense decreased $4 million or 18% primarily due to reduced corporate support and employee benefit costs.

.  Earnings contribution increased $3 million or 26%.

   ..  Income from operations was virtually unchanged.

   .. Interest expense decreased $3 million or 24% as a result of lower borrowing levels in 1994.

   .. Other income increased $4 million primarily due to a $3 million gain on the sale of noncore businesses and a $1 million valuation adjustment to a lease liability.

   .. Income tax expense increased $3 million or 51% due to higher taxable income and the effects of a 1% increase in the federal income tax rate effective in mid-1993.

Comparison of the six-month periods ended June 30, 1994 and 1993
________________________________________________________________

.  Revenues decreased $8 million or 2%.

   .. Local network service revenues increased $7 million or 18% primarily due to $4 million of revenue from extended calling area service, the $2 million effect of 5% access line growth and $1 million as a result of a rate increase.

   .. Network access service revenues decreased $6 million or 7% primarily due to a $3 million decrease as a result of the shift of extended calling area service to local exchange companies and lower out-of-period revenue adjustments of $3 million.

   .. Long distance network service revenues decreased $7 million or 5% primarily due to a $5 million decrease as a result of the exit of an Alaskan local exchange company from the national access charge pools, the $3 million revenue effect of recoverable expense reductions and a $2 million decrease as a result of the shift of extended calling area service. These decreases were offset in part by increases of $1 million due to growth in billed minutes of 3% and $1 million resulting from a higher rate of return.

   .. Private line service revenues decreased $4 million or 13% as a result of Pacific Telecom's exit of certain noncore businesses.

.  Operating expenses decreased $10 million or 4%.

   .. Operations expense decreased $3 million or 3% primarily due to a $4 million decrease in access expense related to the exit of the Alaskan local exchange company from national access charge pools and a $3 million decrease in long lines leased circuit expense, partially offset by $3 million of increased cellular expense primarily due to customer growth.

   .. Maintenance expense decreased $2 million or 4% primarily due to the sale of noncore businesses.

   .. Administrative and general expense decreased $6 million or 15% primarily due to $5 million of reduced corporate support and employee benefit costs and diminished activities for noncore businesses.

.  Earnings contribution increased $5 million or 21%.

   ..  Income from operations increased $3 million or 4%.

   .. Interest expense decreased $5 million or 22% as a result of lower borrowing levels in 1994.

   .. Other income increased $4 million primarily due to a $3 million gain on the sale of noncore businesses and a $1 million valuation adjustment to a lease liability.

   .. Income tax expense increased $5 million or 43% due to higher taxable income and the effects of a 1% increase in the federal income tax rate effective in mid-1993.

FINANCIAL CONDITION -

     For the six months ended June 30, 1994:

          Net cash flows of $516 million were provided by operating activities during the period. Uses for cash were: $363 million for construction program expenditures and $172 million for dividends.

          During the period, the Company issued 2,009,376 shares of its common stock under the Dividend Reinvestment and Employee Stock Purchase Plans.

          At June 30, 1994, the Company had $421 million of commercial paper and bank borrowings outstanding at an average weighted rate of 4.48%. These borrowings are supported by a $500 million revolving credit agreement. At June 30, 1994, the consolidated subsidiaries had access to $811 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $50 million of commercial paper outstanding at June 30, 1994, as well as borrowings of $117 million under bank revolving credit facilities. At June 30, 1994, subsidiaries had $57 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for loans of funds between parties at short-term market rates.

          In May 1994, Standard & Poor's Corporation raised the ratings on Holdings' senior unsecured long-term debt to BBB- from BB+ and short-term debt to A3 from B. This action will reduce fees payable under Holdings' credit agreement.

          In July 1994, Moody's Investors Service, Inc. lowered the ratings on Pacific Telecom's senior unsecured medium-term notes to Baa1 from A3.

          Pacific Telecom has definitive agreements with US West Communi-cations, Inc. to purchase local telephone properties in Colorado for approximately $207 million and similar properties in Oregon and Washington for approximately $182 million. The Colorado Public Utilities Commission order approving the acquisition of the Colorado properties with conditions became final in June 1994. Pacific Telecom expects to close the transaction in late 1994. Completion of the transaction relating to the Oregon and Washington properties is dependent on corporate, regulatory and governmental approvals, receipt of which is expected to occur prior to the end of 1995. Pacific Telecom expects to fund these acquisitions through the issuance of external debt and internally generated funds.

          On July 8, 1994, Pacific Telecom's subsidiary, Alascom, received the first of two $75 million transitional payments from AT&T. Pacific Telecom is treating these payments as a taxable event in the year received. However, a letter ruling from the IRS will be sought to clarify the proper tax treatment. The funds have been invested on a temporary basis and will be redeployed in Pacific Telecom's local exchange acquisition program. See Item 2. Results of Operations - Telecommunications on page 14.

          The Company believes that its existing and available capital resources are sufficient to meet working capital, dividend and the majority of construction needs in 1994.
______________________________________________________________________________

          The condensed consolidated financial statements as of June 30, 1994 and for the three- and six-month periods then ended have been reviewed by Deloitte & Touche, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche
_________________        _____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT
_______________________________


PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of income and retained earnings for the three- and six-month periods ended June 30, 1994 and 1993 and of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1993, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 18, 1994 (which contains a paragraph describing the Company's change of accounting in 1993 for income taxes and other postretirement benefits), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consoli-dated balance sheet from which it has been derived.




DELOITTE & TOUCHE

August 11, 1994

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________

          At the Company's annual meeting of shareholders on May 11, 1994, the shareholders approved the 1993 Restatement of the PacifiCorp Long-Term Incentive Plan. Votes cast in relationship to this matter are summarized as follows:

                                          Against Or        Abstentions And
                           For            Withheld          Broker Non-votes
                           ___            __________        ________________

                       202,112,674       29,323,582            6,215,569

          The shareholders also ratified the appointment of Deloitte & Touche to serve as independent auditors of the Company for the year 1994. Votes cast in relation to this matter are summarized as follows:

                                          Against Or        Abstentions And
                           For            Withheld          Broker Non-votes
                           ___            __________        ________________

                       232,495,294        2,260,913            2,895,618

          The shareholders also elected four Class I Directors, each for terms expiring at the 1997 Annual Meeting and one Class III Director for a term expiring at the 1996 Annual Meeting. Votes cast in relation to this matter are summarized as follows:

                                          Against Or        Abstentions And
                           For            Withheld          Broker Non-votes
                           ___            __________        ________________

Class I

C. Todd Conover        232,177,273        5,474,552                    -
John C. Hampton        231,981,302        5,670,523                    -
Nolan E. Karras        231,983,273        5,668,552                    -
Keith R. McKennon      232,276,589        5,375,236                    -

Class III

Frederick W. Buckman   232,227,308        5,424,517                    -

          The Directors whose terms continued and the years their terms expire are as follows:

          C. M. Bishop, Jr. (Class III, 1996); Richard C. Edgley (Class II,
          1995); A. M. Gleason (Class II, 1995); Stanley K. Hathaway (Class II, 1995); Don M. Wheeler (Class III, 1996); Nancy Wilgenbusch (Class III, 1996).

Item 5.   Other Information
______    _________________

          On August 10, 1994, the Company and IBEW Local 125 came to a tentative agreement in negotiations of a labor contract. The current contract will be extended through August 26, 1994. The Company anticipates the union members will vote on the proposed contract before that date. The contract covers approximately 650 employees in central and northern Oregon, Washington and Sandpoint, Idaho. If the proposed contract is not approved, a strike with resulting disruption of operations is possible.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

     (a)  Exhibits.

          Exhibit 4(a): Ninth Supplemental Indenture dated as of June 1, 1994 to the Mortgage and Deed of Trust dated as of January 9, 1989 between the Company and Morgan Guaranty Trust Company of New York, Trustee.

          Exhibit 4(b): Fifty-second Supplemental Indenture dated as of June 1, 1994 to the Mortgage and Deed of Trust dated as of July 1, 1947 between Pacific Power & Light Company and Guaranty Trust Company of New York (Morgan Guaranty Trust Company of New York, successor) and Oliver R. Brooks, et al. (resigned), Trustees.

          Exhibit 4(c): Fifty-fourth Supplemental Indenture dated as of June 1, 1994 to the Mortgage and Deed of Trust dated as of Decem-ber 1, 1943 between Utah Power & Light Company and Guaranty Trust Company of New York (Morgan Guaranty Trust Company of New York, successor) and Arthur E. Burke, et al. (resigned), Trustees.

          Exhibit 12: Statement of Computation of Ratio of Earnings to Fixed Charges.

          Exhibit 15: Letter re unaudited interim financial information of awareness of incorporation by reference.

     (b)  Reports on Form 8-K.

          On Form 8-K dated May 24, 1994, under "Item 5. Other Events," the Company reported an announcement by Pacific Telecom, Inc. that the Federal Communications Commission had released a written order which adopted a modified version of the Final Recommended Decision proposed last October by the Federal-State Alaska Joint Board to restructure the Alaska interstate telecommunications market. In addition, the Company filed its news release issued on May 27, 1994, concerning realignment of senior officer responsibilities.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date      August 12, 1994               By /s/Daniel L. Spalding
     ________________________              ___________________________________
                                           Daniel L. Spalding
                                           Senior Vice President
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION                                                PAGE
_______        ___________                                                ____


  4(a)         Ninth Supplemental Indenture dated as of
               June 1, 1994

  4(b) Fifty-second Supplemental Indenture dated as of June 1, 1994

  4(c) Fifty-fourth Supplemental Indenture dated as of June 1, 1994

 12 Statements of Computation of Ratio of Earnings to Fixed Charges

 15            Deloitte & Touche Audit Opinion