Form 10-Q
period 1994-09-30
PACIFICORP /OR/
filed 1994-11-10
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               __________________

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


     YES   X       NO
         _____         _____


At October 31, 1994, there were 284,251,024 shares of registrant's common stock outstanding.

                                  PACIFICORP



                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Cash Flows             5

               Notes to Condensed Consolidated Financial Statements        7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9


PART II.       OTHER INFORMATION                                          22

  Item 1.      Legal Proceedings                                          22

  Item 5.      Other Information                                          22

  Item 6.      Exhibits and Reports on Form 8-K                           23


Signature                                                                 24

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)
                                         Three Months Ended      Nine Months Ended
                                            September 30,         September 30,
                                         ___________________    __________________
                                          1994        1993        1994       1993
                                         ______      ______      ______     ______

REVENUES                                $  915.0    $  860.1    $2,616.4   $2,528.1
                                         _______     _______     _______    _______

EXPENSES
  Operations                               363.1       335.8     1,041.7      991.4
  Maintenance                               70.1        72.2       219.4      217.5
  Administrative and general                72.7        64.8       195.2      192.6
  Depreciation and amortization            105.3       103.2       323.0      302.1
  Taxes, other than income taxes            31.9        31.7        95.5       96.5
  Financial Services' interest expense       6.5        14.0        23.5       44.5
                                         _______     _______     _______    _______
  TOTAL                                    649.6       621.7     1,898.3    1,844.6
                                         _______     _______     _______    _______

INCOME FROM OPERATIONS                     265.4       238.4       718.1      683.5
                                         _______     _______     _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                          76.1        79.5       226.8      251.4
  Interest capitalized                      (3.3)       (2.7)      (10.9)      (9.0)
  Minority interest and other              (11.2)        1.8       (22.8)     (12.0)
                                         _______     _______     _______    _______
  TOTAL                                     61.6        78.6       193.1      230.4
                                         _______     _______     _______    _______
Income from continuing operations
  before income taxes                      203.8       159.8       525.0      453.1
Income taxes                                72.0        54.6       183.4      143.5
                                         _______     _______     _______    _______

INCOME FROM CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE           131.8       105.2       341.6      309.6
Discontinued operations (less
  applicable income tax expense
  of $26.0)                                    -        52.4           -       52.4
Cumulative effect of change in
  accounting for income taxes                  -           -           -        4.0
                                         _______     _______     _______    _______
NET INCOME                                 131.8       157.6       341.6      366.0

RETAINED EARNINGS BEGINNING OF PERIOD      389.0       251.2       351.3      210.4
Cash dividends declared
  Preferred stock                           (9.8)       (9.7)      (29.6)     (29.7)
  Common stock per share: 1994
    and 1993/$.27 and $.81                 (76.7)      (73.8)     (229.0)    (221.4)
                                         _______     _______     _______    _______
RETAINED EARNINGS END OF PERIOD         $  434.3    $  325.3    $  434.3   $  325.3
                                         _______     _______     _______    _______
                                         _______     _______     _______    _______

EARNINGS ON COMMON STOCK (Net
  income less preferred dividend
  requirement)                          $  121.8    $  147.8    $  311.9   $  336.5
Average number of common shares
  outstanding (Thousands)                283,503     273,818     282,473    272,514

EARNINGS PER COMMON SHARE
  Continuing operations                 $    .43    $    .35    $   1.10   $   1.03
  Discontinued operations                      -         .19           -        .19
  Cumulative effect on prior years
    of change in accounting for
    income taxes                               -           -           -        .01
                                         _______     _______     _______    _______
  TOTAL                                 $    .43    $    .54    $   1.10   $   1.23
                                         _______     _______     _______    _______
                                         _______     _______     _______    _______

        See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                   September 30,    December 31,
                                                       1994             1993
                                                   ____________     ____________

PROPERTY, PLANT AND EQUIPMENT
  Electric                                           $10,427.2        $10,000.6
  Telecommunications                                   1,609.3          1,649.9
  Other                                                   63.2             65.8
  Accumulated depreciation and amortization           (4,088.4)        (3,863.5)
                                                      ________         ________
  Net                                                  8,011.3          7,852.8
  Construction work in progress                          383.8            356.8
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT                  8,395.1          8,209.6
                                                      ________         ________

CURRENT ASSETS
  Cash and cash equivalents                               21.2             31.2
  Accounts receivable less allowance
    for doubtful accounts: 1994/$9.1
    and 1993/$8.2                                        438.1            451.0
  Materials, supplies and fuel stock at
    average cost                                         198.4            203.2
  Inventory                                               65.4             70.1
  Finance assets                                          76.6            118.7
  Other                                                   51.3             80.5
                                                      ________         ________
  TOTAL CURRENT ASSETS                                   851.0            954.7
                                                      ________         ________

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            238.3            240.5
  Cost in excess of net assets of businesses
    acquired                                             171.8            171.1
  Regulatory assets - net                              1,011.1            974.9
  Finance note receivable                                221.2            223.3
  Finance assets                                         502.8            561.4
  Real estate investments                                170.4            303.7
  Deferred charges and other                             307.5            319.9
                                                      ________         ________
  TOTAL OTHER ASSETS                                   2,623.1          2,794.8
                                                      ________         ________

TOTAL ASSETS                                         $11,869.2        $11,959.1
                                                      ________         ________
                                                      ________         ________

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                   September 30,    December 31,
                                                       1994             1993
                                                   ____________     ____________

COMMON EQUITY
  Common shareholder capital
    shares authorized 750,000,000;
    shares outstanding: 1994/284,049,755
    and 1993/281,020,717                             $ 3,005.8        $ 2,953.4
  Retained earnings                                      434.3            351.3
  Guarantees of Employee Stock Ownership
    Plan borrowings                                      (28.9)           (42.1)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  3,411.2          3,262.6
                                                      ________         ________

PREFERRED STOCK                                          367.4            367.4
                                                      ________         ________

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          219.0            219.0
                                                      ________         ________

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           3,800.0          3,923.6
                                                      ________         ________

CURRENT LIABILITIES
  Long-term debt and capital lease obligations
    currently maturing                                   105.0            155.6
  Notes payable and commercial paper                     477.9            553.5
  Accounts payable                                       282.7            360.5
  Taxes, interest and dividends payable                  337.1            252.5
  Customer deposits and other                            120.5            121.2
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,323.2          1,443.3
                                                      ________         ________

DEFERRED CREDITS
  Income taxes                                         1,812.4          1,833.3
  Investment tax credits                                 192.5            200.0
  Other                                                  636.3            605.7
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,641.2          2,639.0
                                                      ________         ________

MINORITY INTEREST                                        107.2            104.2
                                                      ________         ________

CONTINGENCIES (See Note 2)

TOTAL CAPITALIZATION AND LIABILITIES                 $11,869.2        $11,959.1
                                                      ________         ________
                                                      ________         ________

      See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                        Nine Months Ended
                                                         September 30,
                                                    _______________________
                                                     1994             1993
                                                    ______           ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                 $ 341.6          $ 309.6
  Adjustments to reconcile income
    from continuing operations to net
    cash provided by operating activities

    Depreciation and amortization                     352.6            334.8
    Deferred income taxes and investment tax
      credits - net                                   (29.0)            59.8
    Interest capitalized on equity funds               (1.5)            (2.5)
    Minority interest and other                        34.2             46.7
    Accounts receivable and prepayments                34.7             41.1
    Materials, supplies, fuel stock and
      inventory                                         9.4             18.7
    Accounts payable and accrued liabilities           20.4             17.7
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             762.4            825.9
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (556.4)          (496.9)
  Proceeds from sales of assets                       103.0            388.9
  Investment in finance note                              -           (225.0)
  Proceeds from sales of finance assets
    and principal payments                            134.6            131.8
  Proceeds from Alaska restructuring                   75.0                -
  Other                                               (53.8)            (8.7)
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (297.6)          (209.9)
                                                     ______           ______


     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                        Nine Months Ended
                                                         September 30,
                                                    _______________________
                                                     1994             1993
                                                    ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                          (75.6)          (591.2)
  Proceeds from long-term debt                         13.7            929.8
  Proceeds from issuance of common stock               52.4            182.9
  Dividends paid                                     (258.1)          (281.2)
  Repayments of long-term debt and capital
    lease obligations                                (174.3)          (665.5)
  Redemptions of preferred stock                          -            (50.0)
  Other                                               (32.9)           (26.3)
                                                     ______           ______

NET CASH USED BY FINANCING ACTIVITIES                (474.8)          (501.5)
                                                     ______           ______

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (10.0)           114.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       31.2             50.2
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  21.2          $ 164.7
                                                     ______           ______
                                                     ______           ______

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                        $ 308.4          $ 347.8
    Income taxes net of refunds                       145.9             89.6
  Noncash investing activity
    IDB common stock received in the
      sale of TRT Communications                          -            201.0

     See accompanying Notes to Condensed Consolidated Financial Statements

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                            September 30, 1994


 1.  FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements as of September 30, 1994 and for the periods ended September 30, 1994 and 1993, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the period ended September 30, 1994 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1993 Annual Report on Form 10-K.

          The condensed consolidated financial statements of the Company encompass two businesses primarily of a utility nature -- Electric Operations (Pacific Power and Utah Power) and an 87%-owned Telecommunications operation (Pacific Telecom, Inc.); and a wholly owned Financial Services business (PacifiCorp Financial Services, Inc.). The Company's wholly owned subsidiary, PacifiCorp Holdings, Inc. ("Holdings"), holds all of its nonelectric utility investments. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated. See Part II,
Item 5. "Other Information" on page 22 of this Form 10-Q for information regarding a proposal by Holdings to acquire the 13% publicly held minority interest of Pacific Telecom, Inc.

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

 2.  CONTINGENT LIABILITIES

          The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a materially adverse effect on the Company's consolidated results of operations.

          The Internal Revenue Service ("IRS") has completed its examination of the Company's federal income tax returns for the years 1983 through 1986. The Company and the IRS have agreed to a settlement on all of the issues, except for certain matters relating to the Company's abandonment of its 10% interest in Washington Public Power Supply System Unit 3. The Company and the IRS continue to discuss the remaining unagreed issue.

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

Item 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       SUMMARY RESULTS OF OPERATIONS
                                                                             Nine Months
                                                             Percentage        Ended           Percentage
                                          Third Quarter      Increase/      September 30,      Increase/
                                         ________________                  _______________
                                         1994        1993    (Decrease)    1994       1993     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                     (Dollars in Millions, except per share)

Revenues                              $  915.0     $ 860.1         6%    $2,616.4   $2,528.1         3%
                                       _______      ______                _______    _______

Income from operations                   265.4       238.4        11        718.1      683.5         5
                                       _______      ______                _______    _______

Net income                               131.8       157.6       (16)       341.6      366.0        (7)
                                       _______      ______                _______    _______

Earnings contribution
  on common stock <F1>
    Continuing operations
      Electric Operations                 87.4        78.4        11        233.2      235.4        (1)
      Telecommunications                  25.7        12.2       111         54.6       36.0        52
      Other                                8.7         4.8        81         24.1        8.7         *
                                       _______      ______                _______    _______
    Total                                121.8        95.4        28        311.9      280.1        11
    Discontinued operations <F2>             -        52.4         *            -       52.4         *
    Cumulative effect of change in
      accounting for income taxes <F3>       -           -         -            -        4.0         *
                                       _______      ______                _______    _______

          Total                       $  121.8     $ 147.8       (18)    $  311.9   $  336.5        (7)
                                       _______      ______                _______    _______
                                       _______      ______                _______    _______

Earnings per common share
  Continuing operations               $    .43     $   .35        23     $   1.10   $   1.03         7
  Discontinued operations <F2>               -         .19         *            -        .19         *
  Cumulative effect of change in
    accounting for income taxes <F3>         -           -         -            -        .01         *
                                       _______      ______                _______    _______

          Total                       $    .43     $   .54       (20)    $   1.10   $   1.23       (11)
                                       _______      ______                _______    _______
                                       _______      ______                _______    _______

Average number of common shares
  outstanding (thousands)              283,503     273,818         4      282,473    272,514         4

*Not a meaningful number.

<F1>
(1) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other; (c) amounts are net of preferred dividend requirements and minority interest.
<F2>
(2) Represents the Company's interest in an international communications subsidiary.
<F3>
(3) Represents the net effect on prior years of the adoption of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes."

Comparison of the third quarters of 1994 and 1993.
_________________________________________________

.  Earnings contribution on common stock decreased $26 million or 18%.

   .. Electric Operations' earnings contribution increased $9 million or 11% primarily due to the effects in 1994 of warmer summer weather and a gain on the sale of sulfur dioxide emission allowances.

   .. Telecommunications' earnings contribution increased $14 million or 111% primarily due to long lines settlement revenues, customer growth in cellular operations and decreased interest expense.

   .. The earnings contribution of other businesses increased $4 million or 81% primarily due to the $4 million effect of accruals in 1993 for legal and other corporate expenses. The continued downsizing of Financial Services led to a $17 million decrease in revenues, offset by an $8 million decrease in finance interest expense, a $4 million decrease in other operating expenses and increased income tax benefits.

   .. Discontinued operations earnings decreased $52 million due to a gain recorded in 1993 relating to the sale of an international communica-tions subsidiary.

. The average number of common shares outstanding rose 4% due to the issuance of 6 million shares in a September 1993 public offering and issuances under dividend reinvestment and employee stock ownership plans.

Comparison of the nine-month periods ended September 30, 1994 and 1993
______________________________________________________________________

.  Earnings contribution on common stock decreased $25 million or 7%.

   .. Electric Operations' earnings contribution decreased $2 million or 1% primarily due to the effects in 1994 of a warmer than normal winter heating season, poor hydro conditions in the region and a higher effective income tax rate.

   .. Telecommunications' earnings contribution increased $19 million or 52% primarily due to long lines settlement revenue, decreased interest expense and customer growth in cellular operations.

   .. The earnings contribution of other businesses increased $15 million primarily due to a $12 million increase in interest revenue from the note received in connection with the June 1993 sale of NERCO, Inc. The continued downsizing of Financial Services led to a $28 million decrease in revenues, offset by a $21 million decrease in finance interest expense and a $5 million decrease in other operating expenses.

  .. Discontinued operations earnings decreased $52 million due to a gain recorded in 1993 relating to the sale of an international communica-tions subsidiary.

. The average number of common shares outstanding rose 4% due to the same factors described above.

                           RESULTS OF OPERATIONS

Electric Operations
___________________
                                                                             Nine Months
                                                             Percentage        Ended           Percentage
                                          Third Quarter      Increase/      September 30,      Increase/
                                         ________________                  _______________
                                         1994        1993    (Decrease)    1994       1993     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)

Revenues
  Residential                           $158.1      $139.2       14%     $  511.8   $   491.1        4%
  Commercial                             147.3       137.1        7         421.6       402.4        5
  Industrial                             199.0       187.2        6         553.7       521.8        6
  Other                                    8.0         7.6        5          23.1        22.4        3
                                         _____       _____                _______    ________
    Retail sales                         512.4       471.1        9       1,510.2     1,437.7        5
  Wholesale sales                        150.6       140.5        7         392.3       381.4        3
  Other                                   16.9         9.9       71          44.1        28.3       56
                                         _____       _____                _______    ________
      Total                              679.9       621.5        9       1,946.6     1,847.4        5
Operating expenses                       472.4       427.6       10       1,364.3     1,268.8        8
                                         _____       _____                _______    ________
Income from operations                   207.5       193.9        7         582.3       578.6        1
                                         _____       _____                _______    ________

Net income                                97.4        88.2       10         262.9       264.9       (1)
Preferred dividend requirement            10.0         9.8        2          29.7        29.5        1
                                         _____       _____                _______    ________
Earnings contribution                   $ 87.4      $ 78.4       11      $  233.2   $   235.4       (1)
                                         _____       _____                _______    ________
                                         _____       _____                _______    ________

Energy sales (millions of kWh)
  Residential                            2,604       2,365       10         8,580       8,588        -
  Commercial                             2,828       2,579       10         7,893       7,477        6
  Industrial                             5,633       5,336        6        15,575      14,791        5
  Other                                    165         151        9           470         453        4
                                        ______       _____                _______    ________
    Retail sales                        11,230      10,431        8        32,518      31,309        4
  Wholesale sales                        4,363       4,197        4        11,314      11,311        -
                                        ______       _____                _______    ________
      Total                             15,593      14,628        7        43,832      42,620        3
                                        ______      ______                _______    ________
                                        ______      ______                _______    ________

Residential average usage (kWh)          2,262       2,101        8         7,499       7,667       (2)
Total customers (end of period)      1,347,018   1,318,029        2     1,347,018   1,318,029        2

Comparison of the third quarters of 1994 and 1993.
_________________________________________________

.  Revenues increased $58 million or 9%.

   .. Residential revenues increased $19 million or 14% primarily due to the $8 million effect of warmer temperatures in 1994, a 2% increase in the number of customers and increased customer usage. In addition, the pass-through of a BPA price increase that was effective in October 1993 increased revenue $4 million.

   .. Commercial revenues increased $10 million or 7% primarily due to the $5 million effect of warmer temperatures in 1994, a 2% increase in the number of customers and an increase in customer average usage.

   .. Industrial revenues increased $12 million or 6% due to a 6% increase in kWh volume. Irrigation revenues increased $5 million due to the effects of drier weather in 1994. Revenues from other industrial customers increased $7 million, primarily due to customer growth and increased sales to customers in the paper and pulp and oil and gas industries.

   .. Wholesale revenues increased $10 million or 7% while energy sales increased 4%. Higher volumes sold in the secondary market and under firm sales contracts added revenue of $5 million and $3 million, respectively, and higher prices for these sales increased revenues $2 million.

   .. Other revenues increased $7 million or 71% primarily due to deferred regulatory revenues and increased rental revenues.

.  Operating expenses increased $45 million or 10%.

   .. Fuel expense increased $6 million or 5% due to a 5% increase in thermal generation, primarily resulting from increased kWh sold, and a 27% reduction in hydro generation.

   .. Purchased power expense increased $23 million or 41% primarily due to a $13 million increase resulting from 32% higher kWh purchases, a $7 million increase due to higher prices, including a $3 million price increase relating to a BPA peaking purchase contract, and a $3 million decrease in BPA exchange benefits.

  .. Other operations expense increased $6 million or 8% primarily due to $3 million of increased distribution system expenses and $2 million of increased wheeling expense, largely the result of higher volumes wheeled.

   .. Depreciation and amortization expense increased $6 million or 8% primarily due to additional plant in service.

.  Earnings contribution increased $9 million or 11%.

  ..   Income from operations increased $14 million or 7%.

  .. Other income increased $8 million primarily due to state regulatory approval of the recognition of a $9 million gain on the sale of sulphur dioxide emission allowances, which sale occurred in 1993.

   .. Income tax expense increased $14 million or 33% primarily due to the $9 million effect of higher taxable income and a $5 million reduction in 1993 resulting from an adjustment of 1992 taxes.

Comparison of the nine-month periods ended September 30, 1994 and 1993
______________________________________________________________________

.  Revenues increased $99 million or 5%.

   .. Residential revenues increased $21 million or 4% while kWh volume remained constant. Revenues increased $18 million due to the pass-through of a BPA price increase that was effective in October 1993 and $11 million due to a 2% increase in the number of customers. Unseasonably warm winter temperatures early in the year created a revenue decline which was reduced to $9 million by the effects of continuing warm temperatures, often at record highs, through the summer months.

   .. Commercial revenues increased $19 million or 5% primarily due to a 2% increase in the number of customers and an increase in customer average usage.

   .. Industrial revenues increased $32 million or 6% primarily due to a 5% increase in kWh volume. Irrigation revenues increased $14 million due to effects of drier weather in 1994. Revenues from other industrial customers increased $18 million due to customer growth and increased sales to customers in the paper and pulp and oil and gas industries.

   .. Wholesale revenues increased $11 million or 3% while kWh volume remained constant. Firm contract revenue increased $22 million, $13 million from additional volume sold and $9 million from price increases. Secondary sales revenue decreased $12 million due to a 15% reduction in kWh volume and lower prices. The adverse effect of mild weather in early 1994 on secondary sales was reduced but not offset by the effect of warmer summer weather.

   .. Other revenues increased $16 million or 56% primarily due to increases in rental revenue, deferred regulatory revenue and revenue from sales of timber.

.  Operating expenses increased $96 million or 8%.

   .. Fuel expense increased $28 million or 8% due to a 7% increase in thermal generation primarily resulting from increased kWh sales and a 23% decrease in hydro generation.

   .. Purchased power expense increased $33 million or 17% while kWh volume purchased declined 7%. The increased expense was due to a decrease in BPA exchange benefits of $15 million, a price increase relating to a BPA peaking contract of $8 million, volume and price increases on other firm purchase contracts of $10 million and secondary purchase price increases of $8 million. Partially offsetting these increases was an $8 million decrease in short-term firm and secondary energy purchases primarily due to an 18% reduction in kWh volume purchased.

  .. Other operations expense increased $13 million or 6% primarily due to a $6 million increase in wheeling expense consisting of: $4 million from increased volumes wheeled and $2 million from a BPA price increase. Customer accounting and service expenses increased $4 million and distribution system expenses increased $1 million.

   .. Maintenance expense increased $8 million or 6% due to the timing of plant maintenance and start-up costs of $3 million to bring a gas plant back on-line.

   .. Depreciation and amortization expense increased $15 million or 7% primarily due to additional plant in service.

.  Earnings contribution decreased $2 million or 1%.

   ..  Income from operations increased $4 million or 1%.

   .. Other income increased $6 million primarily due to the recognition of a $9 million gain in 1994 on the sale of sulphur dioxide emission allowances, partially offset by a gain of $5 million in 1993 on a property sale.

   .. Interest expense decreased $11 million or 5% due to an $11 million decrease resulting from the effect of refinancing long-term debt during 1993 at lower interest rates and the effect of a $6 million accrual in 1993 for a possible settlement of certain coal issues, partially offset by the $5 million effect of higher levels of short-term debt outstanding at higher interest rates in 1994.

   .. Income tax expense increased $24 million or 19% primarily due to the $8 million effect of higher taxable income, a $5 million reversal of tax depreciation on vintages previously flowed through to customers, a $5 million reduction in 1993 resulting from an adjustment of 1992 taxes and a nonrecurring 1993 tax benefit of $4 million.

Telecommunications
__________________


                                                                            Nine Months
                                                             Percentage        Ended           Percentage
                                          Third Quarter      Increase/      September 30,      Increase/
                                         ________________                  _______________
                                         1994        1993    (Decrease)    1994       1993     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)

Revenues
  Local network service                $ 24.7      $ 21.2       17%      $ 70.9     $  60.5        17%
  Network access service                 42.1        45.5       (7)       125.5       134.8        (7)
  Long distance network service          82.8        67.4       23        208.3       199.6         4
  Private line service                   14.5        16.6      (13)        43.7        50.2       (13)
  Sales of cable capacity                 1.7          .8      113          4.3         3.3        30
  Other                                  28.7        29.8       (4)        78.1        76.7         2
                                        _____       _____                 _____       _____
     Total                              194.5       181.3        7        530.8       525.1         1
Operating expenses                      139.5       144.9       (4)       406.4       422.0        (4)
                                        _____       _____                 _____       _____
Income from operations                   55.0        36.4       51        124.4       103.1        21
                                        _____       _____                 _____       _____
Net Income                               29.7        14.0      112         63.1        42.2        50
Minority interest and other               4.0         1.8      122          8.5         6.2        37
                                        _____       _____                 _____       _____
Earnings contribution                  $ 25.7      $ 12.2      111       $ 54.6      $ 36.0        52
                                        _____       _____                 _____       _____
                                        _____       _____                 _____       _____

Telephone access lines (end
  of period)                          414,821     395,147        5      414,821     395,147         5

Long lines originating billed
  minutes (thousands)                 199,488     188,903        6      559,523     536,901         4

See Part II, Item 5. "Other Information" on page 22 of this Form 10-Q for information regarding a proposal by Holdings to acquire the 13% publicly held minority interest of Pacific Telecom.

In October 1994, Pacific Telecom signed an agreement to sell the stock of Alascom, Inc. ("Alascom") to AT&T Corp. ("AT&T"), in a transaction providing $365 million in proceeds. Under terms of the agreement, AT&T will pay $290 million in cash for the Alascom stock and for settlement of all past cost study issues. AT&T has also agreed to allow Pacific Telecom to retain the $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to a Federal Communications Commission ("FCC") order. AT&T made a down payment of $30 million to Pacific Telecom upon signing the stock purchase agreement, which would be applied to the final $75 million transition payment required in the FCC order if the transaction failed to close. Pursuant to the FCC order, the first transition payment was used to reduce Alascom's rate base, which will result in lower revenues and depreciation expense in future periods. The remaining $260 million is to be paid when the transaction closes. Closing of the sale of Alascom is subject to certain conditions, including receipt of state and federal regulatory approvals that are expected to be received during the first half of 1995.

In September 1994, settlement revenues of $16 million were recognized in long distance network service relating to the settlement of past cost study issues.

Summarized income statement data for Alascom are as follows:

                                                          Nine months ended
                                    Third Quarter           September 30
                                   _______________        ________________
                                  1994        1993        1994        1993
                                  ____        ____        ____        ____
                                            (Dollars in Millions)

Operating revenues               $101.4       $88.8      $261.1      $254.4
Operating income                   32.9        15.5        63.6        42.8

Comparison of the third quarters of 1994 and 1993.
_________________________________________________

.  Revenues increased $13 million or 7%.

   .. Local network service revenues increased $4 million or 17% primarily due to $2 million of revenue from extended calling area service and the $1 million revenue effect of access line growth of 5%. The implementation of extended calling area service routes shift revenues from network access revenue, long distance revenue and other revenue to local network service revenue.

   .. Network access service revenues decreased $3 million or 7% primarily due to a $2 million decrease as a result of the shift of extended calling area service to local exchange companies and lower revenue adjustments of $2 million.

   .. Long distance network service revenues increased $15 million or 23% due to an increase of $19 million relating to the settlement of all open revenue studies. See description relating to the sale of Alascom above. Partially offsetting these increases were $2 million relating to the decline in long lines rate base and a $2 million decrease in interstate access revenue. The Anchorage Telephone Utility ("ATU") exited the National Exchange Carrier Association ("NECA") traffic sensitive pools, which resulted in a reduction in access charge expense that is recovered in interstate access revenue.

       Other revenue decreased $1 million or 4% primarily due to the effect of a $3 million one-time charge in 1993 relating to service provided in Saudi Arabia, offset in part by a $3 million increase in cellular revenues relating to customer growth in 1994.

.  Operating expenses decreased $5 million or 4%.

   .. Maintenance expense decreased $4 million or 11% primarily due to the effect of a $3 million one-time charge in 1993 relating to service provided in Saudi Arabia.

.  Earnings contribution increased $14 million or 111%.

   ..  Income from operations increased $19 million or 51%.

   .. Interest expense decreased $3 million or 23% as a result of lower borrowing levels in 1994.

   .. Income tax expense increased $6 million or 64% due to higher taxable income.


Comparison of the nine-month periods ended September 30, 1994 and 1993
______________________________________________________________________

.  Revenues increased $6 million or 1%.

   .. Local network service revenues increased $10 million or 17% primarily due to $6 million of revenue from extended calling area service, the $3 million effect of 5% access line growth and $1 million as a result of a rate increase.

   .. Network access service revenues decreased $9 million or 7% primarily due to a $5 million decrease as a result of the shift to extended calling area service in local exchange companies and lower revenue adjustments of $5 million.

   .. Long distance network service revenues increased $9 million or 4% primarily due to long lines interstate revenues of $18 million relating to the settlement of open revenue studies and a $2 million improvement in intrastate revenue relating to increased billed minutes. These increases were offset in part by a $6 million decrease as a result of the exit of ATU from the NECA traffic sensitive pools, the $5 million revenue effect of recoverable expense reductions and the $3 million effect of reduced rate base. See the description of the sale of Alascom above.

   .. Private line service revenues decreased $7 million or 13% mainly resulting from Pacific Telecom's exit of certain noncore businesses.

   .. Other revenues increased $1 million or 2% primarily due to customer growth and acquisitions in cellular operations, partially offset by the effect of a $3 million one-time charge in 1993 relating to providing service in Saudi Arabia.

   Operating expenses decreased $16 million or 4%.

   .. Operations expense decreased $3 million or 2% primarily due to a $6 million decrease in intrastate access expense relating to the exit of ATU from NECA traffic sensitive pools and a $3 million decrease in leased circuit expense relating to noncore businesses that were sold, partially offset by $4 million of increased cellular expense due to customer growth.

   .. Maintenance expense decreased $6 million or 7% primarily due to the sale of noncore businesses and the effect of a $3 million one-time charge in 1993 relating to service provided in Saudi Arabia.

   .. Administrative and general expense decreased $6 million or 10% primarily due to $4 million of reduced corporate support and employee benefit costs relating to long lines and diminished activities for noncore businesses.

.  Earnings contribution increased $19 million or 52%.

   ..  Income from operations increased $21 million or 21%.

   .. Interest expense decreased $8 million or 22% as a result of lower borrowing levels in 1994.

   .. Other income increased $4 million primarily due to a $3 million gain on the sale of noncore businesses and a $1 million valuation adjustment to a lease liability.

   .. Income tax expense increased $11 million or 52% due to higher taxable income.

FINANCIAL CONDITION -

     For the nine months ended September 30, 1994:

          Net cash flows of $762 million were provided by operating activities during the period. Uses for cash were: $556 million for construction program expenditures and $258 million for dividends.

          During the period, the Company issued 3,029,038 shares of its common stock under the Dividend Reinvestment and Employee Stock Purchase Plans. The Company plans to change from new issuances to open market purchases of shares for these plans.

          At September 30, 1994, the Company had $421 million of commercial paper and bank borrowings outstanding at an average weighted rate of 5.01%. These borrowings are supported by revolving credit agreements totaling
$500 million. At September 30, 1994, the consolidated subsidiaries had access to $671 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $50 million of commercial paper outstanding at September 30, 1994, as well as borrowings of $51 million under bank revolving credit facilities. At September 30, 1994, the Companies had $78 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for loans of funds between parties at short-term market rates.

          Pacific Telecom has definitive agreements with US West Communi-cations, Inc. to purchase local telephone properties in Colorado for approximately $200 million and similar properties in Oregon and Washington for approximately $180 million. The Colorado Public Utilities Commission order approving the acquisition of the Colorado properties with conditions became final in June 1994. Pacific Telecom expects to close the transaction in late 1994. Completion of the transaction relating to the Oregon and Washington properties is dependent on corporate, regulatory and governmental approvals, receipt of which is expected to occur prior to the end of 1995. Pacific Telecom expects to fund these acquisitions through proceeds received on the sale of Alascom, the issuance of external debt and internally generated funds.

          On July 8, 1994, Pacific Telecom's subsidiary, Alascom, received the first of two $75 million transition payments from AT&T. In October 1994, Pacific Telecom signed an agreement to sell Alascom to AT&T. The transition payment received in July is being applied to the purchase of Alascom by AT&T. Net cash provided by operating activities was reduced by $43 million for taxes paid on the transition payments received and to be received from AT&T totaling $150 million. Pacific Telecom believes the cash used to make this tax payment directly relates to the $75 million in cash received in July 1994, included in cash flow from investing activities. However, generally accepted accounting principles require income tax expenses to be offset against cash from operating activities. See Item 2. Results of Operations - Telecommunications on page 15.

          See Part II, Item 5. "Other Information" on page 22 of this Form 10-Q for information regarding a proposal by Holdings to acquire the 13% publicly held minority interest of Pacific Telecom.

          The Company believes that its existing and available capital resources are sufficient to meet working capital, dividend and the majority of construction needs in 1994.
__________________________________________________________________________

          The condensed consolidated financial statements as of September 30, 1994 and for the three- and nine-month periods then ended have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________ _____________________________________________________
                      3900 US Bancorp Tower         Telephone:(503)222-1341
                      111 SW Fifth Avenue           Facsimile:(503)224-2172
                      Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT
_______________________________


PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income and retained earnings for the three- and nine-month periods ended September 30, 1994 and 1993 and of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP

November 10, 1994

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          In Duval et al. v. Gleason et al., U.S. District Court for the
             ______________________________
          Northern District of California (see "Item 3. Legal Proceedings,"
                                           ___
          at page 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993; "Item 1. Legal Proceedings," at page 16 of the Company's Quarterly Report for the period ended March 31, 1994), on July 25, 1994, while PacifiCorp's motion to dismiss was pending, a settlement conference was held to resolve all remaining claims in both the state and federal cases. The parties reached a tentative settlement, which requires final court approval.

          In Loewen, et al. v. Galligan, et al., Circuit Court for the
             __________________________________
          State of Oregon, County of Multnomah; United States District Court, District of Oregon (see "Item 3. Legal Proceedings" at page 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993) on September 14, 1994, the Court of Appeals affirmed the trial court's judgment in all respects. On October 19, 1994, plaintiffs filed a petition for review of the Court of Appeals' decision with the Oregon Supreme Court.

          In the Matter of Pacific Corporation, Docket No. 1092-05-32-2615,
          ____________________________________
          EPA Region 10 (see "Item 1. Legal Proceedings" at page 16 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994), the parties signed a settlement agreement and the administrative complaint was dismissed.

          In October 1994, the parties in the In re Equitec Roll-up
                                              _____________________
          Litigation, United States District Court for the N.D. of
          __________
          California and in Aaberg v. Equitec Financial Group, Inc. et al.,
                            ______________________________________________
          United States District Court for the N.D. of California (see "Item 3. Legal Proceedings" at page 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993), stipulated to a judgment of dismissal without costs or attorneys' fees to any party. The Court approved the stipulated judgment and entered a judgment of dismissal.

Item 5.   Other Information
______    _________________

          The board of directors of PacifiCorp Holdings, Inc. has approved a proposal to acquire the 13% publicly held minority interest of Pacific Telecom (NASD:PTCM) for $28.00 per share. Holdings currently owns the remaining 87% of the outstanding stock of Pacific Telecom.

          Under the terms of the proposal, a newly formed, wholly-owned subsidiary of Holdings would merge into Pacific Telecom and the holders of approximately 5.3 million shares of common stock of Pacific Telecom not held by Holdings would receive cash in the amount of $28.00 in exchange for each share of Pacific Telecom common stock. As a result of the merger, Pacific Telecom would become a wholly-owned subsidiary of Holdings.

          The merger requires approval by Pacific Telecom's board of directors, a majority of which is not affiliated with PacifiCorp, and is subject to regulatory approvals and other conditions customary in such transactions.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

     (a)  Exhibits.

          Exhibit 12(a): Statement of Computation of Ratio of Earnings to Fixed Charges.

          Exhibit 12(b): Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

          Exhibit 15: Letter re unaudited interim financial information of awareness of incorporation by reference.

          Exhibit 27:  Financial Data Schedule (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K dated October 17, 1994, under Item 5. "Other Events," the Company reported that its 87%-owned subsidiary, Pacific Telecom, Inc., signed an agreement to sell the stock of Alascom, Inc. to AT&T.

          On Form 8-K dated October 26, 1994, under Item 5. "Other Events," the Company filed a press release reporting financial results for the three- and nine-months ended September 30, 1994.

          On Form 8-K dated November 1, 1994, under Item 5. "Other Events," the Company announced that the board of directors of PacifiCorp Holdings, Inc. has approved a proposal to acquire the 13% publicly held minority interest of Pacific Telecom, Inc. (NASD:
          PTCM) for $28.00 per share.

                                 SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date     November 10, 1994              By DANIEL L. SPALDING
     _________________________             ________________________________
                                           Daniel L. Spalding
                                           Senior Vice President
                                           (Chief Accounting Officer)

                             INDEX TO EXHIBITS

EXHIBIT                         DESCRIPTION                            PAGE
_______                         ___________                            ____

12(a) Statement of Computation of Ratio of Earnings to Fixed Charges

12(b)     Statements of Computation of Ratio of Earnings to
          Combined Fixed Charges and Preferred Stock Dividends

15 Letter re unaudited interim financial information of awareness of incorporation by reference

27        Financial Data Schedule (filed electronically only)