Form 10-K405
PACIFICORP /OR/
filed 1995-03-30
CIK 75594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-5152
                            ------------------------

                                   PACIFICORP
             (Exact name of registrant as specified in its charter)

          STATE OF OREGON                       93-0246090
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)
        700 N.E. MULTNOMAH,
          PORTLAND, OREGON
  (Address of principal executive               97232-4116
              offices)                          (Zip Code)

       Registrant's telephone number, including area code: (503) 731-2000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS                            REGISTERED
-------------------------------------------  ---------------------------------------
               Common Stock                          New York Stock Exchange
                                                     Pacific Stock Exchange
   $1.98 No Par Serial Preferred Stock,              New York Stock Exchange
      ($25 Stated Value), Series 1992

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
--------------------------------------------------------------------------------
               5% Preferred Stock (Cumulative; $100 Stated Value)
             Serial Preferred Stock (Cumulative; $100 Stated Value)
       No Par Serial Preferred Stock (Cumulative; Various Stated Values)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    On March 1, 1995, the aggregate market value of the shares of voting stock of the Registrant held by nonaffiliates was approximately $5.8 billion.

    As of March 1, 1995, there were 284,259,719 shares of the Registrant's common stock outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1994 are incorporated by reference in Parts I and II.

    Portions of the Annual Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp Financial Services, Inc. for the year ended December 31, 1994 are incorporated by reference in Part I.

    Portions of the proxy statement of the Registrant for the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                           NO.
                                                                          -----
Definitions.............................................................    ii
Part I
  Item 1.     Business..................................................     1
                The Organization........................................     1
                Electric Utility Operations.............................     1
                Pacific Telecom.........................................     9
                Other...................................................     9
                Employees...............................................    10
  Item 2.     Properties................................................    10
  Item 3.     Legal Proceedings.........................................    12
  Item 4.     Submission of Matters to a Vote of Security Holders.......    13
  Item 4A.    Executive Officers of the Registrant......................    13
Part II
  Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters......................................    15
  Item 6.     Selected Financial Data...................................    15
  Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    15
  Item 8.     Financial Statements and Supplementary Data...............    15
  Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................    15
Part III
  Item 10.    Directors and Executive Officers of the Registrant........    15
  Item 11.    Executive Compensation....................................    15
  Item 12.    Security Ownership of Certain Beneficial Owners and
               Management...............................................    15
  Item 13.    Certain Relationships and Related Transactions............    15
Part IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.................................................    16
Signatures..............................................................    20
Appendices
  Schedule II
  Statements of Computation of Ratio of Earnings to Fixed Charges
  Statements of Computation of Ratio of Earnings to Combined Fixed
   Charges and Preferred Stock Dividends
  List of Subsidiaries
  Portions of the Annual Reports on Form 10-K of Pacific Telecom, Inc.
   and PacifiCorp Financial Services, Inc. for the year ended December
   31, 1994

                                  DEFINITIONS

    When the following terms are used in the text they will have the meanings indicated:

TERM                                                                         MEANING
---------------------------------------------  -------------------------------------------------------------------
BPA..........................................  Bonneville Power Administration
Company......................................  PacifiCorp, an Oregon corporation
FERC.........................................  Federal Energy Regulatory Commission
Holdings.....................................  PacifiCorp Holdings, Inc., a wholly owned subsidiary of the Company
PGC..........................................  Pacific Generation Company, a wholly owned subsidiary of Holdings, and its subsidiaries
PFS..........................................  PacifiCorp Financial Services, Inc., a wholly owned subsidiary of
                                                Holdings, and its subsidiaries
Pacific Power................................  Pacific Power & Light Company, the assumed business name of the
                                                Company under which it conducts a portion of its retail electric operations
Pacific Telecom..............................  Pacific Telecom, Inc., an approximately 87% owned subsidiary of
                                                Holdings, and its subsidiaries
Utah Power...................................  Utah Power & Light Company, the assumed business name of the
                                                Company under which it conducts a portion of its retail electric operations

                                     PART I

ITEM 1.  BUSINESS

                                THE ORGANIZATION

    The Company is an electric utility that conducts a retail electric utility business through Pacific Power and Utah Power, and engages in power production and sales on a wholesale basis under the name PacifiCorp. The Company formed Holdings in 1984 to hold the stock of the Company's principal subsidiaries and to facilitate the conduct of businesses not regulated as electric utilities. The Company's strategic business plan is to strengthen the scope and competitive position of its electric utility and telecommunications operations, to develop and expand its independent power production and cogeneration business, and to reduce the size and narrow the scope of its other diversified activities.

    Through Holdings, the Company indirectly owns approximately 87% of Pacific Telecom, a telecommunications company that provides local telephone service and access to the long distance network in Alaska, seven other western states and three midwestern states, intrastate and interstate long distance communication services in Alaska, and cellular mobile telephone services. Pacific Telecom is also involved in the operation and maintenance of and sale of capacity in a submarine fiber optic cable between the United States and Japan. Holdings has entered into an agreement and plan of merger with Pacific Telecom under which Holdings would acquire the 13% publicly held minority interest in Pacific Telecom for $30 per share. The merger requires approval by the holders of a majority of the outstanding shares of Pacific Telecom not owned by Holdings (5.3 million shares), and is subject to regulatory approvals and other conditions customary to such transactions.

    Holdings owns 100% of PGC, which is engaged in the independent power production and cogeneration business. Holdings also owns 100% of PFS. Consistent with PacifiCorp's strategic plan, PFS has sold substantial portions of its loan, leasing, manufacturing and real estate investments and expects to continue its disposition activities over the next several years. PFS presently expects to retain only its tax-advantaged investments in leveraged lease assets (primarily aircraft) and low-income housing projects.

    Note 16 to the Company's Consolidated Financial Statements, incorporated herein by reference under Item 8, contains information with respect to the revenue and income from operations contributed by each of the Company's industry segments for the past three years and the identifiable assets attributable to each segment at the end of each of those years; this information is incorporated herein by this reference. For the year ended December 31, 1994, 76% of PacifiCorp's revenues from operations were derived from Electric Operations, while Pacific Telecom contributed 20%.

    The Company's common stock (symbol PPW) is traded on the New York Stock Exchange and the common stock of Pacific Telecom, Inc. (symbol PTCM) is traded on the national over-the-counter market. The Company's $1.98 No Par Serial Preferred Stock, Series 1992, is traded on the New York Stock Exchange.

                          ELECTRIC UTILITY OPERATIONS

    PacifiCorp conducts its retail electric utility operations as Pacific Power and Utah Power, and engages in wholesale electric transactions under the name PacifiCorp. Pacific Power and Utah Power provide electric service within their respective service territories. Power production, wholesale sales, fuel supply and administrative functions are managed on a coordinated basis.

SERVICE AREA

    The Company serves 1.3 million retail customers in service territories aggregating about 153,000 square miles in portions of seven Western states:
Utah, Oregon, Wyoming, Washington, Idaho, California and Montana. The service area contains diversified industrial and agricultural economies.

Principal industries include oil and gas extraction, lumber and wood products, paper and allied products, chemicals and primary metals and mining. Agricultural products include potatoes, hay, grain and livestock.

    The Company's distribution assets in northern Idaho were sold on December 31, 1994 following approval of the sale by the Idaho Public Utilities
Commission. The decision to sell these assets was based on a number of competitive factors, including the likelihood of significant future price increases. The sale affects 9,800 residential, commercial and industrial customers.

    The geographical distribution of retail electric operating revenues for the year ended December 31, 1994 was Utah, 36%; Oregon, 31%; Wyoming, 15%; Washington, 8%; Idaho, 5%; California, 3%; and Montana, 2%.

CUSTOMERS

    Electric utility revenues and energy sales, by class of customer, for the three years ended December 31, 1994 were as follows:

                                     1994             1993             1992
                                --------------   --------------   --------------
Operating Revenues (Dollars in
 millions):
  Residential.................  $  724.9   28%   $  698.9   29%   $  649.8   28%
  Commercial..................     570.4   22       543.9   22       526.9   23
  Industrial..................     726.3   28       696.2   28       695.6   30
  Government, Municipal and
   Other......................      30.7    1        29.8    1        29.9    1
                                --------  ----   --------  ----   --------  ----
    Total Retail Sales........   2,052.3   79     1,968.8   80     1,902.2   82
  Wholesale Sales-Firm........     456.2   18       422.5   17       356.5   15
    Wholesale Sales-Nonfirm...      76.5    3        77.3    3        71.3    3
                                --------  ----   --------  ----   --------  ----
    Total Energy Sales........   2,585.0  100%    2,468.6  100%    2,330.0  100%
                                          ----             ----             ----
                                          ----             ----             ----
  Other Revenues (1)..........      62.8             38.3             32.4
                                --------         --------         --------
    Total Operating
     Revenues.................  $2,647.8         $2,506.9         $2,362.4
                                --------         --------         --------
                                --------         --------         --------
Kilowatt-hours Sold (kWh in
 millions):
  Residential.................    12,127   21%     12,055   21%     11,230   21%
  Commercial..................    10,645   18      10,085   18       9,733   18
  Industrial..................    20,306   34      19,671   34      19,942   36
  Government, Municipal and
   Other......................       623    1         602    1         606    1
                                --------  ----   --------  ----   --------  ----
    Total Retail Sales........    43,701   74      42,413   74      41,511   76
  Wholesale Sales-Firm........    12,418   21      11,919   21      10,455   19
  Wholesale Sales-Nonfirm.....     3,207    5       3,030    5       2,965    5
                                --------  ----   --------  ----   --------  ----
    Total kWh Sold............    59,326  100%     57,362  100%     54,931  100%
                                --------  ----   --------  ----   --------  ----
                                --------  ----   --------  ----   --------  ----

------------------------
(1)  Includes miscellaneous and steam heating revenues.

    The Company's seven-state service territory has complementary seasonal load patterns. In the western sector, customer demand peaks in the winter months due to space heating requirements. In the eastern sector, customer demand peaks in the summer when irrigation and cooling systems are heavily used. Many factors affect per customer consumption of electricity. For residential customers, within a given year, weather conditions are the dominant cause of usage variations from normal seasonal patterns. However, the price of electricity is also considered a significant factor.

    During 1994, no single retail customer accounted for more than 1.5% of the Company's retail utility revenues and the 20 largest retail customers accounted for 12% of total retail electric revenues.

COMPETITION

    Although  the Company  operates as a  regulated monopoly  within its service territories, the Company encounters significant competition from both traditional and nontraditional energy suppliers. Competition varies in form and intensity and includes competition from both utility and nonutility energy suppliers for industrial customers, as well as for wholesale power sales to other utilities; self generation and cogeneration by industrial customers; and substitute energy forms for residential and commercial space heating, cooling and water heating.

    The Energy Policy Act of 1992 eased restrictions on independent power production and gave the FERC authority to mandate wholesale wheeling. The FERC is moving quickly to set the stage for competition. In a series of recently released orders and notices of proposed rulemaking, the FERC has heightened the level of industry discussion regarding topics such as transmission access and pricing, stranded investment, unbundling of services and comparability of service standards. In addition, several states have taken actions that may increase competition at the retail level. For example, the California Public Utilities Commission is conducting a rulemaking that would allow competition for all retail electric customers in California. The Michigan Public Service Commission has also ordered an experimental five-year program to evaluate competition for large retail customers in that state.

    The Company is formulating strategies to meet these new challenges and maintain its competitive position. The Company has restructured its electric operations into three internal business units -- generation, wholesale transactions and transmission, and retail sales. The Company is also seeking alternate forms of regulation that will include performance indices to give shareholders an appropriate opportunity to share in the rewards and risks of competition. The Company plans to focus on the development of new products and services, as well as the use of existing technologies in new ways. The Company has begun to offer power supply services to other utilities, including dispatch assistance, daily system load monitoring, backup power, power storage and power marketing, and services to retail customers that encourage efficient use of energy. In addition, the Company has recently opened a wholesale power marketing office in Nevada. Depending upon the success of these strategies, the Company will continue to adjust its competitive direction.

    For a discussion of accounting for the effects of regulation, see Note 1 to the Company's Consolidated Financial Statements incorporated herein by reference under Item 8.

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

    The Company owns or has interests in generating plants with an aggregate nameplate rating of 8,413.5 megawatts ("MW") and plant net capability of 7,983.1 MW. See "Item 2. Properties." With its present generating facilities, under average water conditions, the Company expects that approximately 7% of its energy requirements for 1995 will be supplied by its hydroelectric plants and 79% by its thermal plants. The balance of 14% will be obtained under long-term purchase contracts, interchange and other purchase arrangements. Note 9 to the Company's Consolidated Financial Statements, incorporated by reference under Item 8, contains additional details relating to the Company's purchase of power under long-term arrangements.

    The Company is purchasing 1,100 MW of firm capacity from the BPA pursuant to a recently executed long-term agreement that extends through August 1, 2011. The Company's current annual payment under this agreement is $77.2 million. The agreement provides for this amount to escalate at the rate of increase of BPA's average system cost. See "Regulation" for information concerning an increase in the BPA's rates.

    In January 1993, the Operating Committee for the Trojan Plant formally approved the permanent cessation of nuclear operations at the plant, which had been shut down since November 9, 1992 when a leak was detected in a steam generator tube. Portland General Electric Company is the operator of the Trojan Plant and owns a 67.5% share. The Eugene Water and Electric Board has assigned its 30% interest in the plant to the BPA, and the Company owns a 2.5% interest. Recovery of the Company's remaining investment in the Trojan Plant ($13.4 million at December 31, 1994) and estimated share of plant closure and decommissioning costs ($15.4 million at December 31, 1994) is subject to regulatory approval.

    Under the requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA"), the Company purchases the output of qualifying facilities constructed and operated by entities that are not public utilities. During 1994, the Company purchased an average of 102 MW from qualifying facilities, compared to an average of 94 MW in 1993.

    The Company plans and manages its capacity and energy resources based on critical water conditions. Under critical or better water conditions in the Northwest, the Company believes that it has adequate reserve generation capacity for its requirements. The Company's historical total firm peak load (including both retail and firm wholesale sales) of 8,903 MW occurred on December 5, 1994, and historical on-system firm peak load of 7,623 MW occurred on December 21, 1990.

WHOLESALE SALES AND PURCHASED POWER

    Wholesale sales continue to contribute significantly to total revenues. The Company's wholesale sales complement its retail business and enhance the efficient use of its generating capacity. In 1994, wholesale sales accounted for 26% of total energy sales and 21% of total energy revenues.

    In addition to its base of thermal and hydroelectric resources, the Company utilizes a mix of long-term and short-term firm power purchases and nonfirm purchases to meet its load obligations and to make sales to other utilities when prices are favorable. Firm power purchases supplied 9% of the Company's total energy requirements in 1994. Nonfirm purchases were 5% of total energy requirements in 1994 and slightly less than the total amount of energy sold by the Company on the nonfirm wholesale market during the year.

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

    In 1993, the Company signed a contract to purchase the entire output from the Hermiston Generating Project located near Hermiston, Oregon. This 474 megawatt natural gas cogeneration project is being developed by U.S. Generating Company ("U.S. Generating"). In November 1994, U.S. Generating commenced construction of the plant. The Company has entered into an agreement to purchase, subject to certain conditions, a 50% ownership interest in this project for approximately $156 million. The payment is also contingent upon commercial operation of the project, which is expected to occur in July 1996.

    The Company has signed a contract to build a 50 MW cogeneration project at the James River paper mill in Camas, Washington. The steam royalty agreement extends for 20 years. The facility will use steam produced for the paper making process to drive an electric turbine generator and is expected to begin operating in late 1995.

    The Company plans to participate in two wind generation projects, a 70 MW project in Wyoming and a 31 MW project in Washington, both of which are to be built by Kenetech Windpower and scheduled to begin producing power in 1996. The Company plans to own 53.2%, or about 38 MW of the Wyoming project, and 60%, or about 19 MW, of the Washington project.

    The terms of the Company's 1991 transaction with Arizona Public Service Company ("APS") call for the construction by APS of 150 MW of combustion turbines to be owned by the Company. The Company will pay a $20 million fee in January 1997 for rights and services provided by APS. Commercial operation dates for the turbines have not been established.

PROJECTED DEMAND

    Annual increases in retail kilowatt-hour sales for the Company have averaged 2% since 1989. The Company has benefited from improved economic conditions in portions of its service territory and the Company's commitment to price stability. Substantial price reductions in many of the Company's service territories have helped sustain sales volume growth.

    In connection with its long-range integrated resource planning process, which includes load growth projections for its service areas, the Company considered a range of average annual growth in energy requirements from 0.3% to 3.8% over a 20-year horizon. For the period 1995 to 1999, the average annual growth is expected to be about 2%. Actual growth in the future will be determined by economic and demographic growth, competition and the effectiveness of energy efficiency programs.

    The Company's base of existing resources, in combination with actions outlined in its integrated resource plan, are expected to be sufficient to meet the above range of possible load growth conditions throughout the 1990s. Actions outlined in the integrated resource plan include energy efficiency by customers (demand-side management), efficiency improvements to existing generation, transmission and distribution systems, and investments in cogeneration, single cycle and combined cycle combustion turbines and in renewable resources. See "Proposed Asset Additions." The Company intends to use the results of its integrated resource planning process as a framework to evaluate opportunities to acquire surplus generating facilities from other utilities.

    Demand-side management is an element of the Company's diversified portfolio of resources identified in its integrated plan. The use of an energy service charge concept in the Company's demand-side resource programs is intended to allow these resources to be acquired at competitive costs. Under the energy service charge program, the customers receiving the benefits of energy efficiency measures are expected to pay most of the related costs. The Company expended an aggregate of $44 million for demand-side resources in 1994, while acquiring 18.7 average MW of energy efficiency.

ENVIRONMENT

    In addition to land use restrictions and other controls by local governments, the Company is subject to regulation by federal, state and local authorities pursuant to legislation designed to protect and enhance the quality of the environment, including air and water quality, remediation of contamination, waste disposal and protection of endangered species. Environmental regulation has not only increased the cost of providing electric service, it has adversely affected various industrial groups, thereby negatively impacting kWh sales by the Company to certain customers in those industries. However, the Company has been able to manage these additional costs to date without having to pass the costs directly to its customers in the form of higher rates. The Company's ability to avoid such price increases in the future is uncertain.

    AIR QUALITY. The Company's operations are subject to regulation under the Federal Clean Air Act, as enforced by the Environmental Protection Agency ("EPA") and various state agencies. The Company believes that all of the coal-fired generating plants operated by it comply in all material respects with current emission standards. Some of the plants have recently modified their fuel supply systems or processes in order to meet those standards. The Company believes that it can continue to operate its plants at or below currently mandated emission rates without incurring costs that would have a material adverse effect on its consolidated results of operations.

    In August 1993, the Sierra Club filed an action against the owners of the Hayden Generating Station alleging violations of state and federal air quality regulations at the station since 1988. In April 1992, the Company acquired interests in two units of the station, which is operated by Public Service Company of Colorado. Among other things, the complaint alleges violations of opacity emission standards and seeks civil monetary penalties and an injunction.

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

    The 1990 Clean Air Act Amendments require an overall reduction in the emission of sulfur dioxide ("SO(2)") and nitrogen oxides ("NO(x)") from utility generating plants, and establish a system of marketable SO(2) emission allowances. The Company's generating plants burn low-sulfur coal and the majority of the Company's plants representing a majority of its installed capacity have been equipped with SO(2) emission controls. However, the new law will result in additional operating costs because the Company will be required to maintain and manage SO(2) emission levels, install approximately $12 million of emission monitoring equipment, and reduce NO(x) emissions at some of its generating plants. The SO(2) emission allowances awarded to the Company are sufficient to enable the Company to meet its current needs and expansion plans and to enable the Company to take advantage of opportunities to sell surplus allowances to other utilities. In 1994, the Company recorded the sales of a portion of its surplus allowances for $9 million. The Company may have approximately 20,000 to 25,000 tons of surplus SO(2) emission allowances available for sale each year until 2024.

    In February 1995, the Southwest Air Pollution Control Authority ("SWAPCA") published a preliminary determination of the SO(2) emission limitations to be imposed on the Centralia steam electric generating plant through the application of Reasonably Available Control Technology ("RACT") as mandated by the state of Washington's Clean Air Act. The RACT determination considers technical feasibility, economic impact and other issues in setting an emissions level for the plant. Such limitations could be achieved through the use of low-sulfur coal from sources other than the Centralia mine, or by flue gas desulfurization systems on a portion of the flue gasses, or a combination of those or other means, certain of which could require capital expenditures. The Company and SWAPCA are discussing the appropriate emission level to be imposed at the plant.

    Emissions from coal-fired generating plants include carbon dioxide (CO(2)). Carbon dioxide emissions are not currently subject to regulation, but have been the subject of increasing public concern. In 1994, the Company joined with 37 other investor-owned utilities to sign a voluntary agreement with the U.S. Department of Energy addressing CO(2) emissions. The Company's specific agreement includes a commitment to reduce its 1990 CO(2) emissions rate by 10% and to spend $1 million on offset projects by the year 2000. The Company is testing various techniques of offsetting CO(2) emissions to determine their feasibility and cost effectiveness.

    ENDANGERED SPECIES. Enforcement of the Endangered Species Act ("ESA") and other laws by the National Marine Fisheries Service ("NMFS") and the U.S. Fish and Wildlife Service ("FWS") is affecting the Company's operations in a number of areas.

    Environmental regulation under the ESA has resulted in reduced availability of timber for use by the Company's customers in the wood products industry, and long-range timber management plans for timberlands managed by federal and state agencies are expected to further reduce the volume of timber available for processing. In addition, the listing of the Northern Spotted Owl and other species under the ESA is expected to result in further restrictions on timber harvesting from both public and private timber lands. These actions have adversely affected energy sales to the Company's customers in the wood products industry.

    Protection of habitat of endangered and threatened species will make it more difficult to site and construct new transmission and distribution facilities and generating plants, and is also a consideration in connection with the relicensing of existing hydroelectric generating projects.

    NMFS is responsible for ESA actions regarding marine fish and certain marine mammals. As a result of recent decisions with respect to the listing of species of Columbia River salmon as endangered or threatened, NMFS is involved in recovery measure planning that could result in changes in federal hydrosystem operations and flows. These changes could affect the availability and cost of power from the BPA. Pending and threatened lawsuits under the ESA and the Northwest Power Act could result in further restrictions on the federal hydropower system and affect regional power supplies and costs.

    The FWS has identified the Lost River sucker, the shortnose sucker, and the bald eagle as species listed under the ESA that may be affected by operations of the Klamath Project, a hydroelectric project in southern Oregon and Northern California. Waterflows through the Klamath Project are directed by the U.S. Bureau of Reclamation during periods of critically low flows. Because of recent drought conditions, flows past the Link River Dam have been substantially reduced, which has contributed to a reduction in hydroelectric generation at certain of the Company's downstream hydroelectric plants.

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

    ELECTROMAGNETIC FIELDS. A number of studies have examined the possibility of adverse health effects from electromagnetic fields ("EMF"), without conclusive results. Certain states and cities have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way; however, other than California, none of the jurisdictions in which the Company operates has adopted formal rules or programs with respect to EMF or EMF considerations in the siting of electric facilities. In California, the Public Utilities Commission has issued an interim order requiring utilities to implement no cost or low-cost mitigation measures in the certification process for their facilities. The Company expects that public concerns about EMF will make it more difficult to site and construct new power lines and substations in the future. It is uncertain whether the Company's operations may be adversely affected in other ways as a result of EMF concerns.

    ENVIRONMENTAL CLEANUPS. Under the Comprehensive Environmental Response, Compensation and Liability Act and comparable state statutes, entities that disposed of or arranged for the disposal of hazardous substances, and the owners and operators of the affected property, may be liable for the remediation of contaminated sites. The Company has been identified as a potentially responsible party in connection with a number of cleanup sites to which it may have sent transformers containing polychlorinated biphenyls ("PCBs"), used oil and other hazardous wastes. In addition, certain of the Company's own properties have been identified as requiring remediation. The Company is conducting or participating in investigations and remedial actions with respect to those sites; however, the costs associated with those actions are not expected to be material to the Company's consolidated financial position or results of operations.

    WATER QUALITY. The Clean Water Act requires permits for the discharge of certain pollutants into the waters of the United States, including storm water runoff. Under this Act, the EPA has issued effluent limitation guidelines, pretreatment standards and new source performance standards for the control of certain pollutants; and individual states may impose still more stringent limitations. The Company currently has the required discharge permits for its facilities, except for a dredging permit with respect to Bear Lake in Idaho which is expected to involve a contested hearing. Failure to obtain that permit could adversely affect certain of the Company's hydroelectric facilities on the Bear River. Additional regulations may be promulgated in the future, but the Company is unable to predict the extent to which such additional regulations will affect its operations and capital expenditure requirements.

    HAZARDOUS WASTES. The federal Resource Conservation and Recovery Act ("RCRA") has established a national program for the handling, treatment, recycling, storage and disposal of hazardous wastes. To date, RCRA has not had a material impact on the Company's operations or expenditures; however, the EPA and the Congress are studying the impacts of high volume, low toxicity utility wastes, such as fly ash, which are now exempt from RCRA regulations. If this exception were to be withdrawn, the Company may be faced with considerable expense to change its disposal practices and modify its existing disposal facilities.

    MISCELLANEOUS. In cooperation with Bureau of Land Management ("BLM") and the FWS, the Company has installed a system to prevent birds from landing in the flue gas desulfurization waste pond at the Naughton Plant pond. The Company is studying possible methods of preventing bird landings on a similar pond at the Jim Bridger plant.

REGULATION

    The Company is subject to the jurisdiction of public utility regulatory authorities of each of the states in which it conducts retail electric operations as to prices, services, accounting, issuance of securities and other matters. The Company is a "licensee" and a "public utility" as those terms are used in the Federal Power Act and is, therefore, subject to regulation by the FERC as to accounting policies and practices, certain prices and other matters. Most of the Company's hydroelectric plants are licensed as major projects under the Federal Power Act and certain of these projects are licensed under the Oregon Hydroelectric Act.

    The Company is currently in the process of relicensing certain of its hydroelectric projects under the Federal Power Act and will be seeking licenses for other projects in the future. The licenses of 11 of the Company's hydroelectric projects expire within the next 10 years. These projects represent 458 MW, or 43%, of the Company's hydroelectric generating capacity. In the new licenses, the FERC is expected to impose conditions designed to address the impact of the projects on fish and other environmental concerns. See "Environment; Endangered Species." The Company is unable to predict the impact of imposition of such conditions, but capital expenditures and operating costs are expected to increase in future periods. In addition, the Company may refuse relicenses for certain projects if the terms of renewal make the projects uneconomical to operate.

    Prices charged to retail customers are subject to regulation in each of the states the Company serves. Interstate sales of electricity at wholesale prices and interstate wheeling rates are regulated by the FERC. Except in Montana, where the commission is elected, commissioners are appointed by the individual state's governor for varying terms. While regulation varies from state to state, industry analysts consider the overall quality of the regulatory commissions having jurisdiction over the Company to be about average in their treatment of the rate applications of utilities.

    BPA plans to increase its power and wheeling rates effective in late 1995 or early 1996. The Company's firm capacity purchase and wheeling expenses will be affected by this increase. In addition, any increase in the BPA's rates will reduce the exchange benefits directly received by the Company's residential and small farm customers. The Company intends to request price increases that will allow it to recover the loss of exchange benefits.

CONSTRUCTION PROGRAM

    The following table shows actual construction costs for 1994 and the Company's estimated construction costs for 1995 through 1997, including costs of acquiring demand-side resources. The estimates of construction costs for 1995 through 1997 are subject to continuing review and the Company makes appropriate revisions. These estimates do not include expected expenditures for purchases of generating assets. See "Proposed Asset Additions" for information concerning recent and proposed additions to the Company's generating assets.

                                            ESTIMATED
                                ACTUAL   ----------------
TYPE OF FACILITY                 1994    1995  1996  1997
------------------------------  ------   ----  ----  ----
                                  (DOLLARS IN MILLIONS)
Production....................   $143    $105  $181  $181
Transmission..................     81      55    66    60
Distribution..................    246     221   204   206
Mining........................     77      20    29    42
Other.........................     91     133    82    80
                                ------   ----  ----  ----
  Total.......................   $638    $534  $562  $569
                                ------   ----  ----  ----
                                ------   ----  ----  ----

                                PACIFIC TELECOM

    Pacific Telecom provides local telephone service and access to the long distance network in Alaska, seven other western states and three midwestern states. Alascom, Inc., Pacific Telecom's long distance telephone subsidiary, provides Alaska with both intrastate and interstate long distance communication services. Pacific Telecom's sale of Alascom, Inc. to AT&T Corp. is pending. Pacific Telecom has acquired and is developing, operating and managing cellular mobile telephone services in seven states. Pacific Telecom is also involved in the operation and maintenance of and sale of capacity in a submarine fiber optic cable between the United States and Japan. For further information with respect to the business of Pacific Telecom and the pending merger under which Holdings would acquire the minority interest in Pacific Telecom, see "Item 1. Business" of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1994; such information is incorporated herein by this reference.

    See "Item 3. Legal Proceedings" for a discussion of certain litigation affecting Pacific Telecom.

                                     OTHER

    Consistent with PacifiCorp's strategic plan, PFS plans to continue to sell portions of its loan, leasing and real estate investments over the next several years. PFS expects to retain only its tax-advantaged investments in leveraged lease assets (primarily aircraft) and low-income housing projects. For further information with respect to the business of PFS, see "Item 1. Business" of the Annual Report on Form 10-K of PacifiCorp Financial Services, Inc. for the year ended December 31, 1994; such information is incorporated herein by this reference.

    During 1994, the Company's wholly owned independent power production and cogeneration business, PGC, through its subsidiaries, began construction of a 240 MW cogeneration facility in California. When completed, the facility will be operated by PGC and PGC will own approximately 46% of the completed project. PGC plans to continue to pursue opportunities in the U.S. market and has begun a preliminary investigation of opportunities in the international markets.

                                   EMPLOYEES

    PacifiCorp and its subsidiaries had 12,845 employees on December 31, 1994. Of these employees, 9,281 were employed by PacifiCorp and its mining affiliates, 2,762 were employed by Pacific Telecom and 802 were employed by PFS, PGC and other subsidiaries.

    Approximately 64% of the employees of PacifiCorp and its mining affiliates are covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the United Mine Workers of America.

    For information with respect to the employees of Pacific Telecom and PFS, see "Item 1. Business" of the Annual Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp Financial Services, Inc., for the year ended December 31, 1994; such information is incorporated herein by this reference.

    In the Company's judgment, employee relations are satisfactory.

ITEM 2.  PROPERTIES

    The Company owns 52 hydroelectric generating plants and has an interest in one additional plant, with an aggregate nameplate rating of 1,079.2 MW and plant net capability of 1,124.5 MW. It also owns or has interests in 15 thermal-electric generating plants with an aggregate nameplate rating of 7,334.3 MW and plant capability of 6,858.6 MW. The following table summarizes the Company's existing generating facilities:

                                                                        INSTALLATION   NAMEPLATE      PLANT NET
                                      LOCATION          ENERGY SOURCE      DATES       RATING(MW)   CAPABILITY(MW)
                                ---------------------  ---------------  ------------   ----------   --------------
HYDROELECTRIC PLANTS
  Swift.......................  Cougar, Washington     Lewis River              1958      240.0          267.9
  Merwin......................  Ariel, Washington      Lewis River         1931-1958      136.0          144.0
  Yale........................  Amboy, Washington      Lewis River              1953      134.0          132.0
  Five North Umpqua Plants....  Toketee Falls, Oregon  N. Umpqua River     1950-1956      133.5          135.5
  John C. Boyle...............  Keno, Oregon           Klamath River            1958       80.0           82.0
  Copco Nos. 1 and 2 Plants...  Hornbrook, California  Klamath River       1918-1925       47.0           54.5
  Clearwater Nos. 1 and 2
   Plants.....................  Toketee Falls, Oregon  Clearwater
                                                       River                    1953       41.0           41.0
  Grace.......................  Grace, Idaho           Bear River          1914-1923       33.0           33.0
  Prospect No. 2..............  Prospect, Oregon       Rogue River              1928       32.0           36.0
  Cutler......................  Collinston, Utah       Bear River               1927       30.0           29.1
  Oneida......................  Preston, Idaho         Bear River          1915-1920       30.0           28.0
  Iron Gate...................  Hornbrook, California  Klamath River            1962       18.0           20.0
  Soda........................  Soda Springs, Idaho    Bear River               1924       14.0           14.0
  Fish Creek..................  Toketee Falls, Oregon  Fish Creek               1952       11.0           12.0
  33 Minor Hydroelectric
   Plants.....................  Various                Various             1896-1990       99.7           95.5*
                                                                                       ----------      -------
    Subtotal (53 Hydroelectric Plants)                                                  1,079.2        1,124.5

                                                                        INSTALLATION   NAMEPLATE      PLANT NET
                                      LOCATION          ENERGY SOURCE      DATES       RATING(MW)   CAPABILITY(MW)
                                ---------------------  ---------------  ------------   ----------   --------------
THERMAL ELECTRIC PLANTS
  Jim Bridger.................  Rock Springs, Wyoming  Coal-Fired          1974-1979    1,495.0*       1,386.7*
  Huntington..................  Huntington, Utah       Coal-Fired          1974-1977      892.8          845.0
  Dave Johnston...............  Glenrock, Wyoming      Coal-Fired          1959-1972      816.7          772.0
  Naughton....................  Kemmerer, Wyoming      Coal-Fired          1963-1971      707.2          700.0
  Centralia...................  Centralia, Washington  Coal-Fired               1972      693.5*         636.5*
  Hunter 1 and 2..............  Castle Dale, Utah      Coal-Fired          1978-1980      687.7*         639.4*
  Hunter 3....................  Castle Dale, Utah      Coal-Fired               1983      446.4          395.0
  Cholla Unit 4...............  Joseph City, Arizona   Coal-Fired               1981      414.0          380.0
  Wyodak......................  Gillette, Wyoming      Coal-Fired               1978      289.7*         268.0*
  Gadsby......................  Salt Lake City, Utah   Gas-Fired           1951-1955      251.6          237.0
  Carbon......................  Castle Gate, Utah      Coal-Fired          1954-1957      188.6          175.0
  Craig 1 and 2...............  Craig, Colorado        Coal-Fired          1979-1980      172.1*         165.0*
  Colstrip 3 and 4............  Colstrip, Montana      Coal-Fired          1984-1986      155.6*         144.0*
  Hayden 1 and 2..............  Hayden, Colorado       Coal-Fired          1965-1976       81.3*          78.0*
  Blundell....................  Milford, Utah          Geothermal               1984       26.1           23.0
  Little Mountain.............  Ogden, Utah            Gas Turbine              1971       16.0           14.0
                                                                                       ----------      -------
    Subtotal (15 Thermal Electric Plants)                                               7,334.3        6,858.6
                                                                                       ----------      -------
    Total Hydro and Thermal Generating Facilities (68)                                  8,413.5        7,983.1
                                                                                       ----------      -------
                                                                                       ----------      -------

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

    The following table describes the Company's recoverable coal reserves as of December 31, 1994. All coal reserves are dedicated to nearby Company operated generating plants. Recoverability by surface mining methods typically ranges between 90% and 95%. Recoverability by underground mining techniques ranges from 50% to 70%. The Company considers that the respective reserves assigned to the Centralia, Craig, Dave Johnston, Huntington, Hunter and Jim Bridger plants, together with coal available under both long-term and short-term contracts with external suppliers, will be sufficient to provide these plants with fuel that meets the Clean Air Act standards effective in 1995, for their current economically useful lives. The sulfur content of the reserves ranges from 0.43% to 0.84% and the BTU value per pound of the reserves ranges from 7,600 to 11,400. Reserve estimates are subject to adjustment as a result of the development of additional data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves.

                                                       RECOVERABLE TONS
LOCATION                            PLANT SERVED        (IN MILLIONS)
------------------------------  ---------------------  ----------------
Centralia, Washington.........  Centralia                   44(1)
Craig, Colorado...............  Craig                       72(2)
Glenrock, Wyoming.............  Dave Johnston               64(1)
Emery County, Utah............  Huntington and Hunter      141(1)(3)
Rock Springs, Wyoming.........  Jim Bridger                138(4)

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

    Most of the Company's coal reserves are held pursuant to leases from the federal government through the BLM and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended and require payment of rentals and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities. In 1994, the Company expended $3.6 million of reclamation costs and accrued $5.7 million of estimated final mining reclamation costs. Final mine reclamation funds have been established with respect to certain of the Company's mining properties. At December 31, 1994, the Company's pro rata portion of these reclamation funds totaled $26 million and the Company had an accrued reclamation liability of $104 million at December 31, 1994.

    For a description of the properties of Pacific Telecom and PFS, see "Item 1. Business" and "Item 2. Properties" of the Annual Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp Financial Services, Inc. for the year ended December 31, 1994; such information is incorporated herein by this reference.

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

    In November 1991, former shareholders of American Network, Inc. ("AmNet") filed a third amended complaint against Pacific Telecom and others, suing individually and also derivatively on behalf of AmNet for damages allegedly arising out of the acquisition of AmNet by United States Transmission Systems, Inc. ("USTS"), a subsidiary of ITT Corporation, in 1988 and various alleged actions in connection with certain transactions that occurred in 1984 and 1986 between AmNet or its subsidiaries and Pacific Telecom or between AmNet and other parties. (LOEWEN, ET AL. V. GALLIGAN, ET AL., Circuit Court for the State of Oregon, County of Multnomah; United States District Court, District of Oregon.) At the time of the acquisition by USTS, Pacific Telecom owned 36.4% of the common shares of AmNet. On September 14, 1994, the Oregon Court of Appeals affirmed the trial court's grant of summary judgment to defendants. Plaintiffs' petition for review of that decision by the Oregon Supreme Court was denied on December 27, 1994.

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

    The plaintiffs in the DUVAL case have also filed two actions in the federal district court for the Northern District of California alleging fraud under the federal securities laws in connection with the sale of interests in the same partnerships. (SPENCER, ET AL. V. GLEASON, ET AL. and DUVAL, ET AL. V. GLEASON, ET AL., United States District Court for the Northern District of California.) The PacifiCorp defendants filed a motion to dismiss the federal actions, which has been held in abeyance pending settlement discussions. The parties have reached a tentative settlement of the federal and state actions subject to court approval.

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

    John A. Bohling, born June 23, 1943, Senior Vice President of the Company

    Mr. Bohling was elected Senior Vice President of the Company in February 1993. He served as Executive Vice President of Pacific Power from September 1991 to February 1993 and as Senior Vice President of Utah Power from February 1990 to September 1991.

    Shelley R. Faigle, born June 8, 1951, Senior Vice President of the Company

    Ms. Faigle was elected Senior Vice President of the Company in November 1993. She served as Vice President from February 1992 to November 1993 and as Vice President of Pacific Power from 1989 to February 1992.

    Paul G. Lorenzini, born April 16, 1942, Senior Vice President of the Company

    Mr. Lorenzini was elected Senior Vice President of the Company in May 1994. He served as President of Pacific Power from January 1992 to May 1994 and as Executive Vice President from January 1989 to January 1992.

    John E. Mooney, born March 9, 1937, Senior Vice President of the Company

    Mr. Mooney was elected Senior Vice President of the Company in November 1994. He served as Executive Vice President of Utah Power from September 1991 to November 1994 and as Vice President of Pacific Power from August 1990 to September 1991.

    Daniel L. Spalding, born December 23, 1953, Senior Vice President of the Company and Senior Vice President of PacifiCorp Holdings, Inc.

    Mr. Spalding was elected Senior Vice President of the Company in February 1992. He served as Vice President from October 1987 to February 1992.

    Dennis P. Steinberg, born December 5, 1946, Senior Vice President of the Company

    Mr. Steinberg was elected Senior Vice President of the Company in August 1994. He served as Vice President of the Company from February 1992 to August 1994 and as Vice President of Electric Operations from August 1990 to February 1992.

    Verl R. Topham, born August 25, 1934, Senior Vice President and General Counsel of the Company

    Mr. Topham was elected Senior Vice President and General Counsel and a director of the Company in May 1994. He had served as President of Utah Power from February 1990 to May 1994.

    Sally A. Nofziger, born July 5, 1936, Vice President and Corporate Secretary of the Company, Secretary of PacifiCorp Holdings, Inc. and PacifiCorp Financial Services, Inc.

    Mrs. Nofziger was elected Vice President of the Company in 1989 and has been Corporate Secretary since 1983.

    Thomas J. Imeson, born March 20, 1950, Vice President of the Company

    Mr. Imeson was elected Vice President of the Company in February 1992. He had served as Vice President of Electric Operations from 1990 to February 1992.

    Robert F. Lanz, born October 30, 1942, Vice President of the Company

    Mr. Lanz was elected Vice President of the Company in 1980. He served as Treasurer of the Company from June 1984 to December 1993.

    Richard T. O'Brien, born March 20, 1954, Vice President of the Company and Senior Vice President of PacifiCorp Holdings, Inc.

    Mr. O'Brien was elected Vice President of the Company in August 1993. He served as Senior Vice President, Treasurer and Chief Financial Officer of NERCO, Inc., a former subsidiary of the Company, during 1992 and 1993 and Vice President and Treasurer of NERCO from 1989 to 1992.

    Jacqueline S. Bell, born November 17, 1941, Controller of the Company and PacifiCorp Holdings, Inc.

    Ms. Bell became Controller of the Company and of PacifiCorp Holdings, Inc. in June 1989 and served as Controller of PacifiCorp Financial Services, Inc. from October 1993 to December 1994.

    William E. Peressini, born May 23, 1956, Treasurer of the Company

    Mr. Peressini was elected Treasurer of the Company in January 1994. He served as Executive Vice President of PacifiCorp Financial Services, Inc. from January 1992 to January 1994 and as Senior Vice President and Chief Financial Officer of that company from 1989 to January 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The   information  required  by   this  item  is   included  under  "Summary
Information" and "Quarterly Financial Data" on pages 20 and 53 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The   information  required  by   this  item  is   included  under  "Summary
Information" and "Capitalization" on pages 20 and 26 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to the Company's directors is incorporated herein by this reference to "Election of Directors" in the Proxy Statement for the 1995 Annual Meeting of Shareholders. The information required by this item with respect to the Company's executive officers is set forth in Part I of this report under Item 4A. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference to "Compliance within
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by this reference to "Executive Compensation" in the Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by this reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by this reference to "Director Compensation and Certain Transactions" in the Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                    PAGE
                                                 REFERENCES
                                                 ----------
 (a) 1. Index to Consolidated Financial
       Statements:*
         Independent Auditors' Report..........      36
         Statements of consolidated income and
          retained earnings for each of the
          three years ended December 31,
          1994.................................      37
         Consolidated balance sheets at
          December 31, 1994 and 1993...........      38
         Statements of consolidated cash flows
          for each of the three years ended
          December 31, 1994....................      40
         Notes to consolidated financial
          statements...........................      41
     2. Schedules:**
         Independent Auditors' Report..........      22
         II -- Valuation and qualifying
          accounts for the three years ended
          December 31, 1994....................      23

------------------------
 * Page references are to the incorporated portion of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1994.
** All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference herein.

3.  Exhibits:

   *(2)a   --  Agreement and Plan of Merger dated as of March 9, 1995 by and among Pacific Telecom, Inc., PacifiCorp Holdings, Inc.
               and PXYZ Corporation. (Exhibit 2A, Form 8-K dated March 9,
               1995, File No. 0-873.)
   *(2)b   --  Agreement dated as of March 9, 1995 between PacifiCorp and
               Pacific Telecom, Inc. (Exhibit 2B, Form 8-K dated March 9,
               1995, File No. 0-873.)
   *(3)a   --  Second Restated Articles of Incorporation of the Company, as
               amended. (Exhibit (3)a, Form 10-K for fiscal year ended
               December 31, 1992, File No. 1-5152).
   *(3)b   --  Bylaws of the Company (as restated and amended November 17,
               1993). (Exhibit (3)b, Form 10-K for fiscal year ended
               December 31, 1993, File No. 1-5152).
   *(4)a   --  Mortgage and Deed of Trust dated as of January 9, 1989, between the Company and Morgan Guaranty Trust Company of New
               York (Chemical Bank, successor), Trustee, as supplemented
               and modified by nine Supplemental Indentures (Exhibit 4-E,
               Form 8-B, File No. 1-5152; Exhibit (4)(b), File No.
               33-31861; Exhibit (4)(a), Form 8-K dated January 9, 1990,
               File No. 1-5152; Exhibit 4(a), Form 8-K dated September 11,
               1991, File No. 1-5152; Exhibit 4(a), Form 8-K dated January
               7, 1992, File No. 1-5152; Exhibit 4(a), Form 10-Q for the
               quarter ended March 31, 1992, File No. 1-5152; and Exhibit
               4(a), Form 10-Q for the quarter ended September 30, 1992,
               File No. 1-5152; Exhibit 4(a), Form 8-K dated April 1, 1993,
               File No. 1-5152; Exhibit 4(a), Form 10-Q for the quarter
               ended September 30, 1993, File No. 1-5152); and Exhibit
               4(a), Form 10-Q for the quarter ended June 30, 1994, File
               No. 1-5152).
    (4)b   --  Tenth Supplemental Indenture dated as of August 1, 1994 to the Mortgage and Deed of Trust dated as of January 9, 1989 between the Company and Morgan Guaranty Trust Company of New
               York (Chemical Bank, successor), Trustee.
   *(4)c   --  Mortgage and Deed of Trust dated as of July 1, 1947, between
               Pacific Power & Light Company and Guaranty Trust Company of
               New York (Chemical Bank, successor) and Oliver R. Brooks et
               al. (resigned) Trustees, as supplemented and modified by

               fifty-two Supplemental Indentures (Exhibit 7(d), File No.
               2-7118; Exhibit 7(b), File No. 2-8354; Exhibit 4(b)-3, File
               No. 2-9446; Exhibit 4(b)-4, File No. 2-9809; Exhibit 4(b)-5,
               File No. 2-10731; Exhibit 4(b)-6, File No. 2-11022; Exhibit
               4(b)-7, File No. 2-12576; Exhibit 4(b)-8, File No. 2-13403;
               Exhibit 4(b)-2, File No. 2-13793; Exhibit 4(b)-2, File No.
               2-14125; Exhibit 4(b)-2, File No. 2-14706; Exhibit 4(b)-2,
               File No. 2-16843; Exhibit 4(b)-2, File No. 2-19841; Exhibit
               4(b)-2, File No. 2-20797; Exhibit 4(b)-3, File No. 2-20797;
               Exhibit 4(b)-2, File No. 2-15327; Exhibit 4(b)-2, File No.
               2-21488; Exhibit 4(b)-2, File No. 2-15327; Exhibit 4(b)-2,
               File No. 2-23922; Exhibit 4(b)-5, File No. 2-15327; Exhibit
               4(b)-2, File No. 2-32390; Exhibit 4(b)-2, File No. 2-34731;
               Exhibit 2(b)-1, File No. 2-37436; Exhibit 2(b)-4, Thirteenth
               Amendment, File No. 2-15327; Exhibit 5(gg), File No.
               2-43377; Exhibit 2(b)-1, File No. 2-45648; Exhibit 2(b)-1,
               File No. 2-49808; Exhibit 2(b)-1, File No. 2-52039; Exhibit
               2, Form 8-K for the month of June 1975, File No. 1-5152;
               Exhibit 2, Form 8-K for the month of January 1976, File No.
               1-5152; Exhibit 3(c), Form 8-K for the month of July 1976,
               File No. 1-5152; Exhibit 2, Form 8-K for the month of
               December 1976, File No. 1-5152; Exhibit 3(c), Form 8-K for
               the month of January 1977, File No. 1-5152; Exhibit 5(yy),
               File No. 2-60582; Exhibit 5(m)-2, File No. 2-66153; Exhibit
               4(a)-2, File No. 2-70905; Exhibit (4)a, Form 10-K for the
               fiscal year ended December 31, 1980, File No. 1-5152;
               Exhibit 4(b), Form 10-K for the fiscal year ended December
               31, 1981, File No. 1-5152; Exhibit (4)b, Form 10-K for the
               fiscal year ended December 31, 1982, File No. 1-5152;
               Exhibit (4)b, File No. 2-82676; Exhibit (4)b, Form 10-K for
               the fiscal year ended December 31, 1985, File No. 1-5152;
               Exhibit 4, Form 8-K dated July 25, 1986, File No. 1-5152;
               Exhibit 4, Form 8-K dated May 18, 1988, File No. 1-5152;
               Exhibit 4(a), Form 8-K dated January 9, 1989, File No.
               1-5152; Exhibit (4)(d), File No. 33-31861; Exhibit (4)(b),
               Form 8-K dated January 9, 1990, File No. 1-5152; Exhibit
               4(b), Form 8-K dated September 11, 1991, File No. 1-5152;
               Exhibit 4(b), Form 8-K dated January 7, 1992, File No.
               1-5152; Exhibit 4(b), Form 10-Q for the quarter ended March
               31, 1992, File No. 1-5152; Exhibit 4(b), Form 10-Q for the
               quarter ended September 30, 1992, File No. 1-5152; Exhibit
               4(b), Form 8-K dated April 1, 1993, File No. 1-5152; Exhibit
               4(b), Form 10-Q for the quarter ended September 30, 1993,
               File No. 1-5152; and Exhibit 4(b), Form 10-Q for the quarter ended June 30, 1994, File No. 1-5152).
    (4)d   --  Fifty-third Supplemental Indenture dated as of August 1,
               1994 to the Mortgage and Deed of Trust dated as of July 1,
               1947 between Pacific Power & Light Company and Guaranty
               Trust Company of New York (Chemical Bank, successor) and
               Oliver R. Brooks et al. (resigned), Trustees.
   *(4)e   --  Mortgage and Deed of Trust dated as of December 1, 1943, between Utah Power & Light Company and Guaranty Trust
               Company of New York (Morgan Guaranty, successor) and Arthur
               E. Burke et al. (resigned) Trustees, as supplemented and
               modified by fifty-four Supplemental Indentures (Exhibits
               7(a), 7(b) and 7(e), File No. 2-6245; Exhibit 7(a), File No.
               2-7420; Exhibit 7(a), File No. 2-7880; Exhibit 7(a), File
               No. 2-8057; Exhibit 7(g), File No. 2-8564; Exhibit 7(h),
               File No. 2-9121; Exhibit 4(d), File No. 2-9796; Exhibit
               4(d), File No. 2-10707; Exhibit 4(d), File No. 2-11822;
               Exhibit 4(d), File No. 2-13560; Exhibit 4(d), File No.
               2-16861; Exhibit 4(d), File No. 2-20176; Exhibit 2(c), File
               No. 2-21141; Exhibit 2(c), File No. 2-59660; Exhibit 2(e),
               File No. 2-28131; Exhibit 2(e), File No. 2-59660; Exhibit
               2(e), File No. 2-36342; Exhibit 2(e), File No. 2-39394;
               Exhibits 2(h) and 2(i), File No. 2-59660; Exhibit 2(d), File
               No. 2-51736; Exhibit 2(c), File No. 2-54812; Exhibit 2(c),
               File No. 2-55331; Exhibit 2(c), File No. 2-55762; Exhibit
               2(d), File No. 2-56990; Exhibit 2(e), File No. 2-56990;
               Exhibits 2(c) and 2(d), File No. 2-58227; Exhibit 2(r), File
               No. 2-59660; Exhibits 2(c) and 2(d), File No. 2-61221;
               Exhibit 2(c), File No. 2-63813; Exhibit 2(c), File No.
               2-65221; Exhibit 2(c)-1, File No. 2-66680;

               Exhibits 4(b) and 4(c)-1, File No. 2-74773; Exhibit 4(d),
               File No. 2-80100; Exhibits 4(d)-2 and 4(d)-3, File No.
               2-76293; Exhibit 4(b), File No. 33-9932; Exhibit 4(b), File
               No. 33-13207; Exhibits 4(a) and 4(b), File No. 33-01890;
               Exhibit 4(b), Form 8-K dated January 9, 1989, File No.
               1-5152; Exhibit (4)(f), File No. 33-31861; Exhibit (4)(c),
               Form 8-K dated January 9, 1990, File No. 1-5152; Exhibit
               4(c), Form 8-K dated September 11, 1991, File No. 1-5152;
               Exhibit 4(c), Form 8-K dated January 7, 1992, File No.
               1-5152; Exhibit 4(c), Form 10-Q for the quarter ended March
               31, 1992, File No. 1-5152; Exhibit 4(c), Form 10-Q for the
               quarter ended September 30, 1992, File No. 1-5152; Exhibit
               4(c), Form 8-K dated April 1, 1993, File No. 1-5152; Exhibit
               4(c), Form 10-Q for the quarter ended September 30, 1993,
               File No. 1-5152; and Exhibit 4(c), Form 10-Q for the quarter ended June 30, 1994, File No. 1-5152).
    (4)f   --  Fifty-fifth Supplemental Indenture dated as of August 1,
               1994 to the Mortgage and Deed of Trust dated as of December
               1, 1943 between Utah Power & Light Company and Guaranty
               Trust Company of New York (Chemical Bank, successor) and
               Arthur E. Burke et al. (resigned), Trustees.
   *(4)g   --  Second Restated Articles of Incorporation, as amended, and
               Bylaws. See (3)a and (3)b above.
               In reliance upon item 601(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed because the total amount authorized under each such
               instrument does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.
               The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.
 *+(10)a   --  PacifiCorp Deferred Compensation Payment Plan (Exhibit 10-F,
               Form 10-K for fiscal year ended December 31, 1992, File No.
               1-8749).
  +(10)b   --  PacifiCorp Compensation Reduction Plan dated December 1,
               1994, as amended.
 *+(10)c   --  Pacific Telecom Executive Bonus Plan, dated October 26, 1990
               (Exhibit 10B, Form 10-K for the fiscal year ended December
               31, 1990, File No. 0-873).
  +(10)d   --  PacifiCorp 1995 PerformanceShare Incentive Plan.
  +(10)e   --  PacifiCorp 1995 Individual Incentive Plan.
  +(10)f   --  PacifiCorp Non-Employee Directors' Stock Compensation Plan
               dated August 1, 1985, as amended.
 *+(10)g   --  PacifiCorp Long Term Incentive Plan, 1993 Restatement
               (Exhibit 10G, Form 10-K for the year ended December 31,
               1993, File No. 0-873).
 *+(10)h   --  Form of Restricted Stock Agreement under PacifiCorp Long
               Term Incentive Plan, 1993 Restatement (Exhibit 10H, Form
               10-K for the year ended December 31, 1993, File No. 0-873).
  +(10)i   --  PacifiCorp Supplemental Executive Retirement Plan 1988
               Restatement, as amended.
 *+(10)j   --  PacifiCorp Executive Severance Plan (Exhibit (10)m, Form
               10-K for fiscal year ended December 31, 1988, File No.
               1-5152).
 *+(10)k   --  Pacific Telecom Executive Deferred Compensation Plan dated as of January 1, 1994, as amended (Exhibit 10L, Form 10-K
               for the year ended December 31, 1994, File No. 0-873).
 *+(10)l   --  Pacific Telecom Long Term Incentive Plan 1994 Restatement
               dated as of January 1, 1994 (Exhibit 10F, Form 10-K for the fiscal year ended December 31, 1993, File No. 0-873).

 *+(10)m   --  Pacific Telecom Executive Officer Severance Plan (Exhibit
               10N, Form 10-K for the year ended December 31, 1994, File
               No. 0-873).
 *+(10)n   --  Form of Restricted Stock Agreement under Pacific Telecom
               Long-Term Incentive Plan 1994 Restatement (Exhibit (10)o,
               Form 10-K for the year ended December 31, 1993, File No.
               1-5152).
 *+(10)o   --  Incentive Compensation Agreement dated as of February 1,
               1994 between PacifiCorp and Frederick W. Buckman (Exhibit
               (10)k, Form 10-K for the fiscal year ended December 31,
               1993, File No. 1-5152).
 *+(10)p   --  Restricted Stock Agreement dated as of December 3, 1992 between PacifiCorp and A. M. Gleason (Exhibit (10)k, Form
               10-K for the fiscal year ended December 31, 1992, File No.
               1-5152).
 *+(10)q   --  Compensation Agreement dated as of February 9, 1994 between
               PacifiCorp and Keith R. McKennon. (Exhibit (10)m, Form 10-K
               for the fiscal year ended December 31, 1993, File No.
               1-5152).
  +(10)r   --  Amendment No. 1 to Compensation Agreement between PacifiCorp and Keith R. McKennon dated as of February 9, 1995.
  *(10)s   --  Short-Term Surplus Firm Capacity Sale Agreement executed
               July 9, 1992 by the United States of America Department of
               Energy acting by and through the Bonneville Power
               Administration and Pacific Power & Light Company (Exhibit
               (10)n, Form 10-K for the fiscal year ended December 31,
               1992, File No. 1-5152).
   (10)t   --  Restated Surplus Firm Capacity Sale Agreement executed
               September 27, 1994 by the United States of America
               Department of Energy acting by and through the Bonneville
               Power Administration and Pacific Power & Light Company.
   (12)a   --  Statements of Computation of Ratio of Earnings to Fixed
               Charges. (See page S-1.)
   (12)b   --  Statements of Computation of Ratio of Earnings to combined
               Fixed Charges and Preferred Stock Dividends. (See page S-2.)
    (13)   --  Portions of Annual Report to Shareholders of the Registrant
               for the year ended December 31, 1994 incorporated by
               reference herein.
    (21)   --  Subsidiaries. (See pages S-3 and S-4.)
    (23)   --  Consent of Deloitte & Touche LLP with respect to Annual
               Report on Form 10-K.
    (24)   --  Powers of Attorney.
    (27)   --  Financial Data Schedule (filed electronically only).
    (99)   --  "Item 1. Business" and "Item 2. Properties" from the Annual
               Reports on Form 10-K of Pacific Telecom, Inc. and PacifiCorp
               Financial Services, Inc. for the year ended December 31,
               1994.

------------------------
* Incorporated herein by reference.
+ This exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    On Form 8-K dated March 9, 1995, under "Item 5. Other Events," the Company filed a press release reporting a proposed merger under which the minority interest in Pacific Telecom, Inc. would be acquired by PacifiCorp Holdings. In addition, the Company reported certain summary financial information.

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

Date: March 30, 1995

    PURSUANT TO THE REQUIREMENTS  OF THE SECURITIES EXCHANGE  ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                         TITLE                                     DATE
------------------------------------------------------

                   /s/ FREDERICK W. BUCKMAN
     -------------------------------------------        President, Chief Executive
                 Frederick W. Buckman                    Officer and Director                March 30, 1995
                     (President)

                     /s/ DANIEL L. SPALDING
     -------------------------------------------        Senior Vice President (Chief
                  Daniel L. Spalding                     Accounting Officer)                 March 30, 1995
               (Senior Vice President)
                        *KATHRYN A. BRAUN
     -------------------------------------------
                   Kathryn A. Braun

                         *C. TODD CONOVER
     -------------------------------------------
                   C. Todd Conover

                                                        Director                             March 30, 1995
                        *RICHARD C. EDGLEY
     -------------------------------------------
                  Richard C. Edgley

                           *A. M. GLEASON
     -------------------------------------------
                    A. M. Gleason
                   (Vice Chairman)

                      SIGNATURE                         TITLE                                     DATE
------------------------------------------------------
                         *JOHN C. HAMPTON
     -------------------------------------------
                   John C. Hampton

                         *NOLAN E. KARRAS
     -------------------------------------------
                   Nolan E. Karras

                       *KEITH R. MCKENNON
     -------------------------------------------
                  Keith R. McKennon
                      (Chairman)

                                                        Director                             March 30, 1995
                        *ROBERT G. MILLER
     -------------------------------------------
                   Robert G. Miller

                          *VERL R. TOPHAM
     -------------------------------------------
                    Verl R. Topham

                         *DON M. WHEELER
     -------------------------------------------
                    Don M. Wheeler

                       *NANCY WILGENBUSCH
     -------------------------------------------
                  Nancy Wilgenbusch

          *By         /s/ NANCY WILGENBUSCH
                --------------------------------------
                  Nancy Wilgenbusch
                  (Attorney-in-Fact)

                          INDEPENDENT AUDITORS' REPORT

PacifiCorp:

    We have audited the consolidated financial statements of PacifiCorp and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 17, 1995, March 9, 1995 as to the agreement to acquire the minority interest in Pacific Telecom, Inc. described in Note 1, (which expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the Company's method of accounting for income taxes and other postretirement benefits); such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of PacifiCorp and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 17, 1995
(March 9, 1995 as to the agreement
to acquire the minority interest
in Pacific Telecom, Inc. described
in Note 1)

                                   PACIFICORP
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1994
                             (MILLIONS OF DOLLARS)

                                           BALANCE                 CHARGED TO                BALANCE
                                             AT       CHARGED TO     OTHER                   AT END
                                          BEGINNING   COSTS AND     ACCOUNTS                   OF
DESCRIPTION                               OF PERIOD   EXPENSES (1)  DESCRIBE    DEDUCTIONS (2) PERIOD
----------------------------------------  ---------   ----------   ----------   ----------   -------
Year Ended December 31, 1994:
  Accumulated amortization of estimated
   recoverable nuclear project costs....    $61.8       $ 1.0        $--          $--         $62.8
  Allowance for credit losses...........     53.4         1.5         --           10.3        44.6
  Other reserves........................     36.6        10.7           (.6)       14.5        32.2
Year Ended December 31, 1993:
  Accumulated amortization of estimated
   recoverable nuclear project costs....     60.0         1.8         --          --           61.8
  Allowance for credit losses...........     56.5         2.6          24.6        30.3        53.4
  Other reserves........................     79.0        14.0         (24.6)       31.8        36.6
Year Ended December 31, 1992:
  Accumulated amortization of estimated
   recoverable nuclear project costs....     59.0         1.0         --          --           60.0
  Allowance for credit losses...........     15.0        77.1         --           35.6        56.5
  Other reserves........................     33.4        83.5         --           37.9        79.0

------------------------
(1)  Charged  principally  to  depreciation  and  amortization,  provision   for
     uncollectible accounts, provision for credit losses and other expense.

(2)  Uncollectible amounts written off net of recoveries.