Form 10-K405/A
period 1994-12-31
PACIFICORP /OR/
filed 1995-04-28
CIK 75594

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 1, 1995, the aggregate market value of the shares of voting stock of the Registrant held by nonaffiliates was approximately $5.8 billion.

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

 *+(10)m --  Pacific Telecom Executive Officer Severance Plan (Exhibit 10N,
             Form 10-K for the year ended December 31, 1994, File No. 0-873).

 *+(10)n --  Form of Restricted Stock Agreement under Pacific Telecom Long-
             Term Incentive Plan 1994 Restatement (Exhibit (10)o, Form 10-K for the year ended December 31, 1993, File No. 1-5152).

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

 *+(10)q --  Compensation Agreement dated as of February 9, 1994 between
             PacifiCorp and Keith R. McKennon (Exhibit (10)m, Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5152).

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

   (99)b -- Annual Report on Form 11-K of the PacifiCorp Compensation Reduction Plan for the fiscal year ended December 31, 1994.

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

                                        PacifiCorp


                                        By RICHARD T. O'BRIEN
                                           __________________________________
                                           Richard T. O'Brien, Vice President


Date:  April 28, 1995

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION                                                PAGE
_______        ___________                                                ____

(99)b          Annual Report on Form 11-K of the Utah Power &
               Light Company Employee Savings and Stock Purchase
               Plan of PacifiCorp for the fiscal year ended
               December 31, 1993 (filed electronically)