Form 10-Q
period 1995-03-31
PACIFICORP /OR/
filed 1995-05-12
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               ______________

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


     YES   X       NO
         _____        _____


At April 30, 1995, there were 284,276,709 shares of registrant's common stock outstanding.

                                  PACIFICORP



                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Cash Flows             5

               Notes to Condensed Consolidated Financial Statements        7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9


PART II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                           20


Signature                                                                 21

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                  PACIFICORP
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Millions of Dollars, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   _________________________
                                                   1995               1994
                                                  ______             ______
REVENUES                                         $  854.2           $  865.3
                                                  _______            _______

EXPENSES
  Operations                                        321.6              342.5
  Maintenance                                        67.1               65.6
  Administrative and general                         59.3               60.3
  Depreciation and amortization                     110.2              105.7
  Taxes, other than income taxes                     31.6               31.8
                                                  _______            _______
  TOTAL                                             589.8              605.9
                                                  _______            _______

INCOME FROM OPERATIONS                              264.4              259.4
                                                  _______            _______

INTEREST EXPENSE AND OTHER
  Interest expense                                   83.3               84.4
  Interest capitalized                               (3.4)              (4.6)
  Minority interest and other                         2.3               (4.2)
                                                  _______            _______
  TOTAL                                              82.2               75.6
                                                  _______            _______
Income before income taxes                          182.2              183.8
Income taxes                                         67.4               63.3
                                                  _______            _______

NET INCOME                                          114.8              120.5

RETAINED EARNINGS BEGINNING OF PERIOD               474.3              351.3
Cash dividends declared
  Preferred stock                                   (10.3)              (9.9)
  Common stock per share: 1995 and 1994/$.27        (76.6)             (75.9)
                                                  _______            _______
RETAINED EARNINGS END OF PERIOD                  $  502.2           $  386.0
                                                  _______            _______
                                                  _______            _______

EARNINGS ON COMMON STOCK (Net
  income less preferred dividend
  requirement)                                   $  104.7           $  110.8
Average number of common shares
  outstanding (Thousands)                         284,260            281,449

EARNINGS PER COMMON SHARE                        $    .37           $    .39


     See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                     March 31,      December 31,
                                                       1995             1994
                                                     _________      ____________
PROPERTY, PLANT AND EQUIPMENT
  Electric                                           $10,690.4        $10,577.2
  Telecommunications                                   1,802.5          1,572.7
  Other                                                   64.9             64.9
  Accumulated depreciation and amortization           (4,278.0)        (4,136.9)
                                                      ________         ________
  Net                                                  8,279.8          8,077.9
  Construction work in progress                          311.1            368.3
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT                  8,590.9          8,446.2
                                                      ________         ________

CURRENT ASSETS
  Cash and cash equivalents                               46.6             23.3
  Accounts receivable less allowance
    for doubtful accounts: 1995/$9.0
    and 1994/$9.4                                        399.9            442.7
  Materials, supplies and fuel stock at
    average cost                                         209.9            193.2
  Inventory                                               64.6             66.3
  Finance assets                                          30.2             27.9
  Other                                                   58.1             62.0
                                                      ________         ________
  TOTAL CURRENT ASSETS                                   809.3            815.4
                                                      ________         ________

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            187.5            189.9
  Intangible assets - net                                314.9            237.2
  Regulatory assets - net                              1,078.5          1,081.2
  Finance note receivable                                219.7            220.7
  Finance assets                                         466.4            481.9
  Real estate investments                                168.1            166.5
  Deferred charges and other                             188.8            206.6
                                                      ________         ________
  TOTAL OTHER ASSETS                                   2,623.9          2,584.0
                                                      ________         ________

TOTAL ASSETS                                         $12,024.1        $11,845.6
                                                      ________         ________
                                                      ________         ________


      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                     March 31,      December 31,
                                                       1995             1994
                                                     _________      ____________
COMMON EQUITY
  Common shareholder capital
    shares authorized 750,000,000;
    shares outstanding: 1995/284,257,657
    and 1994/284,251,024                             $ 3,010.5        $ 3,010.6
  Retained earnings                                      502.2            474.3
  Guarantees of Employee Stock Ownership
    Plan borrowings                                      (21.8)           (25.1)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  3,490.9          3,459.8
                                                      ________         ________

PREFERRED STOCK                                          367.4            367.4
                                                      ________         ________

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          219.0            219.0
                                                      ________         ________

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           3,703.2          3,768.2
                                                      ________         ________

CURRENT LIABILITIES
  Long-term debt and capital lease obligations
    currently maturing                                    85.7             95.8
  Notes payable and commercial paper                     645.9            454.7
  Accounts payable                                       289.0            338.4
  Taxes, interest and dividends payable                  331.5            253.3
  Customer deposits and other                            115.3            126.8
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,467.4          1,269.0
                                                      ________         ________

DEFERRED CREDITS
  Income taxes                                         1,841.1          1,822.6
  Investment tax credits                                 186.9            190.1
  Other                                                  640.1            641.6
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,668.1          2,654.3
                                                      ________         ________

MINORITY INTEREST                                        108.1            107.9
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES (See Notes 1 and 2)

TOTAL CAPITALIZATION AND LIABILITIES                 $12,024.1        $11,845.6
                                                      ________         ________
                                                      ________         ________



      See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                    _______________________
                                                     1995             1994
                                                    ______           ______
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from operations                            $ 114.8          $ 120.5
  Adjustments to reconcile income
    from operations to net cash provided
    by operating activities

    Depreciation and amortization                     114.6            113.0
    Deferred income taxes and investment tax
      credits - net                                    14.8              (.8)
    Interest capitalized on equity funds                  -             (1.3)
    Minority interest and other                         7.2             15.1
    Accounts receivable and prepayments                44.6             62.9
    Materials, supplies, fuel stock and
      inventory                                       (14.3)             1.8
    Accounts payable and accrued liabilities           38.1            (12.7)
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             319.8            298.5
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (146.2)          (150.7)
  Assets acquired                                    (197.9)               -
  Proceeds from sales of finance assets
    and principal payments                             23.5             81.2
  Other                                                13.1              1.7
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (307.5)           (67.8)
                                                     ______           ______


     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    _______________________
                                                     1995             1994
                                                    ______           ______
CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                          191.2            (98.2)
  Proceeds from long-term debt                          7.2              1.0
  Proceeds from issuance of common stock                1.5             17.0
  Dividends paid                                      (85.9)           (85.8)
  Repayments of long-term debt and capital
    lease obligations                                 (85.8)           (51.6)
  Redemptions of capital stock                         (1.4)               -
  Other                                               (15.8)           (16.8)
                                                     ______           ______

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       11.0           (234.4)
                                                     ______           ______

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       23.3             (3.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       23.3             31.2
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  46.6          $  27.5
                                                     ______           ______
                                                     ______           ______

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                        $ 117.8          $ 121.6
    Income taxes net of refunds                        13.6               .5


     See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 1995


 1.  FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements as of March 31, 1995 and December 31, 1994 and for the periods ended March 31, 1995 and 1994, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended March 31, 1995 and 1994 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1994 Annual Report on Form 10-K.

          The condensed consolidated financial statements of the Company encompass two businesses primarily of a utility nature -- Electric Operations (Pacific Power and Utah Power) and an 87%-owned Telecommunications operation (Pacific Telecom, Inc.); and a wholly owned Financial Services business (PacifiCorp Financial Services, Inc.). The Company's wholly owned subsidiary, PacifiCorp Holdings, Inc. ("Holdings"), holds all of the Company's nonelectric utility investments. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated. On March 9, 1995, Holdings entered into an agreement and plan of merger with Pacific Telecom, Inc. ("Pacific Telecom") under which Holdings would acquire the 13% publicly held minority interest in Pacific Telecom for $30 per share. The merger requires approval by the holders of a majority of the outstanding shares of Pacific Telecom not owned by Holdings (5.3 million shares), and is subject to regulatory approvals and other conditions customary to such transactions.

          Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

          Certain amounts from the prior period have been reclassified to conform with the 1995 method of presentation. Finance interest of $9.3 million in 1994 was reclassified from operating expense to interest expense. Reclassifications had no effect on previously reported consolidated net income.

 2.  CONTINGENT LIABILITIES

          The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a materially adverse effect on the Company's consoli-dated financial position or results of operations.

          The Internal Revenue Service ("IRS") completed its examination of the Company's federal income tax returns for the years 1983 through 1988. The Company and the IRS have agreed to a settlement on all of the issues, except for certain matters relating to the Company's abandonment of its 10% interest in Washington Public Power Supply System Unit 3 and a securities transaction involving stock of Comdial Corporation, an equity investee. The Company and the IRS continue to discuss the remaining unagreed issues. In the event the Company and the IRS cannot reach agreement as to these issues, litigation is likely.

          In the opinion of management, the outcome of the 1983 through 1988 federal income tax examinations will not have a material effect on the Company's consolidated financial position or results of operations.

          The Company's 1989 and 1990 federal income tax returns are currently under examination by the IRS.

          Several Superfund sites have been identified where the Company has been or may be designated as a potentially responsible party. Future costs associated with the disposition of these matters are not expected to be material to the Company's consolidated financial position or results of operations.

 3.  PENDING SALE

          In October 1994, Pacific Telecom signed an agreement to sell the stock of Alascom, Inc. ("Alascom") to AT&T Corp. ("AT&T"), in a transaction providing $365 million in proceeds. Under terms of the agreement, AT&T will pay $290 million in cash for the Alascom stock and for settlement of all past cost study issues. AT&T has also agreed to allow Pacific Telecom to retain the $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to a Federal Communications Commission ("FCC") order. AT&T made a down payment of $30 million to Pacific Telecom upon signing the stock purchase agreement, which would be applied to the final $75 million transition payment required in the FCC order if the transaction failed to close. In accordance with FCC order, the first transition payment was used to reduce Alascom's rate base, which results in lower revenues and depreciation expense thereafter.
The remaining $260 million is to be paid when the transaction closes. Closing of the sale of Alascom is subject to certain conditions, including receipt of federal regulatory approval that is expected to be received during the second quarter of 1995. The Company anticipates recognizing a material gain from the sale of Alascom, relative to its ownership percentage in Pacific Telecom.

Summarized income statement data for Alascom are as follows:

                                               First Quarter
                                              _______________
                                              1995        1994
                                              ____        ____
                                           (Dollars in Millions)
         Revenues                             $81.9       $78.0
         Income from operations                15.3        15.1

          Cash increased approximately $20 million in the first quarter of 1995 due to the sale agreement which does not allow transfers of cash from Alascom to Pacific Telecom.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS
                                                               Percentage
                                          First Quarter        Increase/
                                        _________________
                                        1995         1994      (Decrease)
                                        ____         ____      __________
                                       (Millions of Dollars, except per share)
Revenues                               $ 854.2      $ 865.3        (1)%
                                        ______       ______

Income from operations (1)               264.4        259.4         2
                                        ______       ______

Net income                               114.8        120.5        (5)
                                        ______       ______

Earnings contribution
  on common stock (2)
    Electric Operations                   80.7         89.8       (10)
    Telecommunications                    14.4         13.7         5
    Other                                  9.6          7.3        32
                                        ______       ______

          Total                        $ 104.7      $ 110.8        (6)
                                        ______       ______
                                        ______       ______

Earnings per common share              $   .37      $   .39        (5)
                                        ______       ______
                                        ______       ______

Average number of common shares
  outstanding (thousands)              284,260      281,449         1

(1) Finance interest of $9.3 million in 1994 was reclassified from operating expense to interest expense. Reclassifications had no effect on previously reported consolidated net income.

(2) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other; (c) amounts are net of preferred dividend requirements and minority interest.

Comparison of the first quarters of 1995 and 1994
_________________________________________________

.  Earnings contribution on common stock decreased $6 million or 6%.

   .. Electric Operations' earnings contribution decreased $9 million or 10% due to poor wholesale market conditions caused by moderate winter temperatures and lower prices for alternative natural gas generation, a higher effective income tax rate and higher interest and nonoperating expenses.

   .. Telecommunications' earnings contribution increased $1 million or 5% due to the recent acquisition of local exchange assets in Colorado, growth in existing local exchange and cellular operations and revised local exchange revenue estimates, partially offset by a higher effective income tax rate.

   .. The earnings contribution of other businesses increased $2 million or 32% primarily due to reduced interest expense resulting from lower debt levels, partially offset by higher income taxes resulting from higher taxable income.

. The average number of common shares outstanding rose 1% due to the issuances under dividend reinvestment and employee stock ownership plans. In November 1994, the Company ceased issuing new shares to meet the requirements under the plans. The Company periodically evaluates the advantages of common share issuances in the context of its current capital structure, financing needs and market price and may consider future issuances.

                             RESULTS OF OPERATIONS

Electric Operations
___________________
                                                               Percentage
                                          First Quarter        Increase/
                                        _________________
                                        1995         1994      (Decrease)
                                        ____         ____      __________
                                      (Millions of Dollars)
Revenues
  Residential                           $207.0       $208.1        (1)%
  Commercial                             142.2        139.4         2
  Industrial                             165.3        168.5        (2)
  Other                                    7.3          7.4        (1)
                                         _____        _____
    Retail sales                         521.8        523.4         -
  Wholesale sales                        112.1        118.7        (6)
  Other                                   14.6         11.7        25
                                         _____        _____
      Total                              648.5        653.8        (1)
Operating expenses                       440.0        443.4        (1)
                                         _____        _____
Income from operations                   208.5        210.4        (1)
Interest expense                          68.7         65.9         4
Other income - net                        (5.8)       (10.3)      (44)
Income taxes                              54.8         55.3        (1)
                                         _____        _____
Net income                                90.8         99.5        (9)
Preferred dividend requirement            10.1          9.7         4
                                         _____        _____
Earnings contribution                   $ 80.7       $ 89.8       (10)
                                         _____        _____
                                         _____        _____

Energy sales (millions of kWh)
  Residential                            3,466        3,482         -
  Commercial                             2,640        2,567         3
  Industrial                             4,697        4,684         -
  Other                                    149          153        (3)
                                        ______       ______
    Retail sales                        10,952       10,886         1
  Wholesale sales                        3,284        3,537        (7)
                                        ______       ______
      Total                             14,236       14,423        (1)
                                        ______       ______
                                        ______       ______

Residential average usage (kWh)          2,985        3,057        (2)
Total customers (end of period)      1,335,977    1,316,230         2

Comparison of the first quarters of 1995 and 1994
_________________________________________________

.  Revenues decreased $5 million or 1%.

   .. Residential revenues decreased $1 million, although kWh volume was virtually unchanged. Warmer temperatures and the sale of the Sandpoint, Idaho distribution facilities resulted in revenue declines of $4 million and $2 million, respectively. The reductions were partially offset by additional revenue of $5 million resulting from a 2% increase in the average number of residential customers.

   .. Commercial revenues increased $3 million or 2% primarily due to a 3% increase in the average number of commercial customers and increased customer usage.

   .. Industrial revenues decreased $3 million or 2% while kWh volume remained flat. A $5 million revenue reduction resulting from lower volumes sold to oil and gas customers was partially offset by higher interruptable sales volumes at lower prices and increased sales to Utah customers.

   .. Wholesale revenues decreased $7 million or 6% on a 7% decrease in kWh volume. Spot and short-term market revenues declined $8 million. Reduced demand due to moderate temperatures in the region, an abundance of hydro generation in northern California and low natural gas prices resulted in lower prices and volume sold in the spot market. Long-term firm contract revenues increased $1 million.

   .. Other revenues increased $3 million or 25% due to increases in deferred regulatory revenue.

.  Operating expenses decreased $3 million or 1%.

   .. Fuel expense decreased $15 million or 12%. Thermal generation declined 814,000 mWh, or 6%, resulting from a 534,000 mWh or 55% increase in hydro generation, reduced demand and the availability of lower cost purchased power in the secondary market.

   .. Purchased power expense increased $1 million or 1% while kWh volume purchased increased 3%. Higher volume purchased in the secondary market increased expense by $5 million, which was offset in part by the $4 million effect of lower secondary market prices.

  .. Other operations expense increased $5 million or 7% primarily due to the effect of a $2 million favorable adjustment to steam plant expense in 1994 and a $2 million increase in distribution system expense in 1995.

   .. Depreciation and amortization expense increased $5 million or 7% primarily due to additional plant in service.

.  Earnings contribution decreased $9 million or 10%.

  ..   Income from operations decreased $2 million or 1%.

  .. Interest expense increased $3 million or 4% primarily due to the effect of higher short-term interest rates and higher levels of debt outstanding in 1995.

   .. Other income decreased $5 million primarily due to the effect of a gain from a contract settlement in 1994 and a loss on the sale of demand-side receivables in 1995.

   .. Income tax expense approximated 1994 levels despite a higher effective tax rate. The tax effect of the reversal of deductions flowed through to ratepayers in prior years was partially offset by reduced taxes due to lower pretax income.

Telecommunications
__________________
                                                               Percentage
                                          First Quarter        Increase/
                                        _________________
                                        1995         1994      (Decrease)
                                        ____         ____      __________
                                      (Millions of Dollars)
Revenues
  Local network service                 $ 27.3       $ 23.0         19%
  Network access service                  47.8         41.7         15
  Long distance network service           62.1         60.6          2
  Private line service                    15.2         14.9          2
  Sales of cable capacity                  1.6          2.2        (27)
  Cellular and other                      27.7         23.4         18
                                         _____        _____
     Total                               181.7        165.8         10
Operating expenses                       141.5        131.1          8
                                         _____        _____
Income from operations                    40.2         34.7         16
Interest expense                          10.0          9.3          8
Other expense - net                        3.1          1.6         94
Income taxes                              10.4          8.0         30
                                         _____        _____
Net Income                                16.7         15.8          6
Minority interest and other                2.3          2.1         10
                                         _____        _____
Earnings contribution                   $ 14.4       $ 13.7          5
                                         _____        _____
                                         _____        _____

Telephone access lines (end
  of period)                           475,804      403,045         18

Long lines originating billed
  minutes (thousands)                  178,287      174,056          2

See Note 1 to Condensed Consolidated Financial Statements regarding a proposal by Holdings to acquire the 13% publicly held minority interest in Pacific Telecom.

See Note 3 to Condensed Consolidated Financial Statements regarding the pending sale of Alascom to AT&T. Alascom's first quarter revenues were $82 million in 1995 and $78 million in 1994 and its income from operations was $15 million in each of 1995 and 1994. Pacific Telecom anticipates recognizing a material gain from the sale of Alascom, but the lost earnings from Alascom would be substantial.

Comparison of the first quarters of 1995 and 1994.
_________________________________________________

.  Revenues increased $16 million or 10%.

   .. Local network service revenues increased $4 million or 19% due to $2 million of revenue from the local exchange assets, representing 53,000 access lines, acquired on February 15, 1995 in Colorado, and the effects of internal access line and enhanced service revenue growth.

   .. Network access service revenues increased $6 million or 15% due to increases of $5 million resulting from the Colorado acquisition and $1 million resulting from revised local exchange company revenue estimates.

   .. Long distance network service revenues increased $2 million or 2% primarily due to the recognition of revenue based on interim cash settlement amounts outlined in the stock sale agreement with AT&T.

   .. Cellular and other revenues increased $4 million or 18% primarily due to a $2 million increase in cellular revenue resulting from customer growth, a restoration revenue increase of $1 million resulting from restoration services provided subsequent to a cable outage on February 5, 1995 and long lines equipment resale and installation activities revenue of $1 million.

.  Operating expenses increased $10 million or 8%.

   .. Operations expense increased $4 million or 8% primarily due to $3 million of increased lease circuit expense and increased expense resulting from the Colorado acquisition.

   .. Maintenance expense increased $3 million or 12% primarily due to increases of $1 million resulting from the Colorado acquisition and $1 million in other local exchange company project work.

.  Earnings contribution increased $1 million or 5%.

   ..  Income from operations increased $6 million or 16%.

   .. Interest expense increased $1 million due to increased short-term borrowings used to fund the acquisition of the Colorado assets.

   .. Income tax expense increased $2 million or 30% due to higher taxable income and reductions in tax benefits relating to amortization of investment tax credits and excess deferred taxes.

FINANCIAL CONDITION -

     For the three months ended March 31, 1995:

          Net cash flows of $320 million were provided by operating activities during the period. Uses for cash were: $146 million for construction program expenditures, $86 million for repayments of long-term debt and $86 million for dividends.

          On February 15, 1995, Pacific Telecom acquired certain rural telephone exchange assets in Colorado from U.S. West Communications, Inc. ("USWC"). Pacific Telecom paid $200 million in cash for these assets. To fund the acquisition, Pacific Telecom used external short-term debt. Pacific Telecom plans to repay amounts borrowed with proceeds from the sale of Alascom.

          In February 1995, the Company sold certain of its demand side receivables, realizing net proceeds of $22 million.

          At March 31, 1995, the Company had $413 million of commercial paper and bank borrowings outstanding at an average weighted rate of 6.2%. These borrowings are supported by revolving credit agreements totaling $500 million. A $150 million revolving credit agreement will terminate in August 1995. Management intends to replace this agreement with an equivalent facility prior to the termination date. At March 31, 1995, the consolidated subsidiaries had access to $660 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $80 million of commercial paper outstanding at March 31, 1995, as well as borrowings of $172 million under bank revolving credit facilities. At March 31, 1995, the Companies had $25 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for loans of funds between parties at short-term market rates.

          In May 1994, Pacific Telecom signed definitive purchase agreements to acquire certain rural exchange assets located in Oregon and Washington from USWC. Pacific Telecom will pay $180 million in cash, subject to certain adjustments at closing, for the assets. Pacific Telecom expects to fund this acquisition through proceeds received on the sale of Alascom, the issuance of external debt and internally generated funds.

          In October 1994, Pacific Telecom signed an agreement to sell the stock of Alascom to AT&T for proceeds of $365 million. To date, Pacific Telecom has received $105 million and the remaining $260 million is to be paid when the transaction closes. Closing of the sale of Alascom is subject to certain conditions, including federal regulatory approval that is expected to be received in the second quarter of 1995. See Note 3 to Condensed Consolidated Financial Statements for information regarding the pending sale of Alascom.

          Holdings has entered into an agreement with Pacific Telecom under which Holdings would acquire the 13% publicly held minority interest in Pacific Telecom for approximately $160 million. See Note 1 to Condensed Consolidated Financial Statements.

          The Company believes that its existing and available capital resources are sufficient to meet working capital, dividend and the majority of construction needs in 1995.

Pro Forma Financial Information (Unaudited)
___________________________________________

          The accompanying unaudited pro forma condensed consolidated balance sheet as of March 31, 1995 and income statement for the three months then ended reflect the operations of the Company, excluding Alascom. Pacific Telecom signed a definitive agreement on September 30, 1994 to sell the stock of Alascom to AT&T for $365 million (including the $75 million transition payment received in July 1994). The pro forma condensed consolidated balance sheet assumes the sale occurred on March 31, 1995. The pro forma condensed consolidated income statement assumes the sale occurred on January 1, 1995. The pro forma results of operations are not necessarily indicative of the results of operations that would actually have resulted if the sale had occurred on the dates assumed, or of expected results of operations in the future.

          The unaudited pro forma condensed consolidated balance sheet and income statement, and related notes should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                      PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                      March 31, 1995
                                        (Unaudited)
                                  In Millions of Dollars
                                           Historical                  Elimination of        Sale of           Pro Forma
                                          Consolidated    Historical     Affiliated        Alascom and        Consolidated
                                           PacifiCorp      Alascom      Balances (a)    Adjustments (b)(c)     PacifiCorp
                                          ____________     _______      ____________    __________________    ____________
Assets
  Property, plant and equipment-net         $ 8,590.9      $(179.8)        $    -             $     -          $ 8,411.1
  Current assets                                809.3        (98.8)          13.2                   -              723.7
  Investments                                   187.5          (.3)         212.9              (212.9)             187.2
  Intangible and other assets                 2,436.4         (7.2)             -               (21.5)           2,407.7
                                             ________       ______          _____              ______           ________

    Total Assets                            $12,024.1      $(286.1)        $226.1             $(234.4)         $11,729.7
                                             ________       ______          _____              ______           ________
                                             ________       ______          _____              ______           ________

Capitalization and Liabilities
  Common equity                             $ 3,490.9      $(177.9)        $177.9             $  43.5          $ 3,534.4
  Preferred stock                               367.4            -              -                   -              367.4
  Preferred stock subject to
    mandatory redemption                        219.0            -              -                   -              219.0
  Long-term debt and capital
    lease obligations                         3,703.2            -              -                   -            3,703.2
  Current liabilities                         1,467.4        (72.1)          20.8              (257.9)           1,158.2
  Deferred credits                            2,668.1         (8.7)             -               (30.0)           2,629.4
  Minority interest                             108.1        (27.4)*         27.4                10.0              118.1
                                             ________       ______          _____              ______           ________

    Total Capitalization and
      Liabilities                           $12,024.1      $(286.1)        $226.1             $(234.4)         $11,729.7
                                             ________       ______          _____              ______           ________
                                             ________       ______          _____              ______           ________

*Represents the recognition of a reduction due to the Company's 87 percent interest in Pacific Telecom.

Notes to Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
___________________________________________________________________

          The accompanying pro forma condensed consolidated balance sheet as of March 31, 1995 consists of the historical balance sheet of the Company (after the elimination of affiliated transactions and interest), less the historical balance sheet of Alascom, plus certain pro forma adjustments described below:

          a. Affiliated balances between Pacific Telecom and its subsidiaries and Alascom eliminated in the consolidation process were restored on the pro forma balance sheet. The affiliated balances between Pacific Telecom and Alascom were added to Pacific Telecom's investment in Alascom. The affiliated balances between the other subsidiaries and Alascom were reclassified to the proper nonaffiliated line item.

          b. Cash proceeds of $260 million to be received at closing and the $30 million deposit in "Other Deferred Credits" received in October 1994, were offset by Pacific Telecom's investment in Alascom, which will increase as Alascom's earnings are recognized and affiliated account balances change between March 31, 1995 and closing.

          c. Cash proceeds received from the sale of Alascom have been applied to short-term debt. Pacific Telecom plans to redeploy the proceeds of the sale of Alascom to purchase certain US WEST assets in Oregon, Washington and Colorado. In February 1995, Pacific Telecom funded the $200 million Colorado acquisition with short-term borrowings and anticipates repaying these borrowings with proceeds from the sale of Alascom.


                     PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
                         For the Three Months Ended March 31, 1995
                                        (Unaudited)
                                  In Millions of Dollars


                                           Historical                  Elimination of        Sale of           Pro Forma
                                          Consolidated    Historical     Affiliated        Alascom and        Consolidated
                                           PacifiCorp      Alascom      Balances (a)       Adjustments         PacifiCorp
                                          ____________     _______      ____________       ___________        ____________

Revenues                                     $854.2        $(81.9)         $  .7              $  .4(c)            $773.4

Expenses
  Depreciation and amortization               110.2          (8.5)            -                   -                101.7
  Operations, maintenance and other           479.6         (58.1)           .7                 1.1(c)             423.3
                                              _____         _____          ____                ____                _____
    Total                                     589.8         (66.6)           .7                 1.1                525.0
                                              _____         _____          ____                ____                _____
Income from Operations                        264.4         (15.3)            -                 (.7)               248.4

Other Income (Expense)
  Interest expense                            (83.3)           .7           (.1)                6.7(b)(e)          (76.0)
  Other                                         3.6           (.2)           .1                  .2(d)               3.7
  Minority Interest                            (2.5)          1.2*            -                 (.2)(b)(c)(e)       (1.5)
                                              _____         _____          ____                ____                _____
    Total                                     (82.2)          1.7             -                 6.7                (73.8)
                                              _____         _____          ____                ____                _____
Income before Income Taxes                    182.2         (13.6)            -                 6.0                174.6

Income Taxes                                   67.4          (6.0)            -                 2.8(b)(e)           64.2
                                              _____         _____          ____                ____                _____

Net Income                                   $114.8        $ (7.6)        $   -               $ 3.2               $110.4
                                              _____         _____          ____                ____                _____
                                              _____         _____          ____                ____                _____

Earnings on Common Stock                     $104.7                                                               $100.3

Earnings per Share                           $  .37                                                               $  .35

Average Number of Common
  Shares Outstanding                        284,260                                                              284,260

*Represents the recognition of a reduction due to the Company's 87 percent interest in Pacific Telecom.

Notes to Pro Forma Condensed Consolidated Income Statement
__________________________________________________________

          The accompanying pro forma condensed consolidated income statement consists of the historical income statement of the Company (after the elimination of affiliated transactions and interest), less the historical income statement of Alascom, plus certain pro forma adjustments described below:

          a. Affiliated balances between Pacific Telecom and its subsidiaries and Alascom eliminated in the consolidation process were restored on the pro forma income statement.

          b. Interest expense was allocated to Alascom by imposing a debt structure equivalent to that of Pacific Telecom at December 31, 1994.

          c. Pacific Telecom costs previously allocated to Alascom operations were restored as ongoing expenses.

          d. Amortization of goodwill related to Alascom was restored to income.

          e. Cash proceeds received from the sale of Alascom have been applied to short-term debt with an average rate of 6.2% and to the purchase of US WEST properties in Colorado on February 15, 1995.

___________________________________________________________________________

          The condensed consolidated financial statements as of March 31, 1995 and December 31, 1994 and for the three-month periods ended March 31, 1995 and 1994 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT


PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1994, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 17, 1995 (March 9, 1995 as to the agreement to acquire the minority interest in Pacific Telecom, Inc. described in Note 1), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

May 12, 1995

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

     (a)  Exhibits.

          Exhibit 12(a): Statements of Computation of Ratio of Earnings to Fixed Charges.

          Exhibit 12(b): Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

          Exhibit 15: Letter re unaudited interim financial information of awareness of incorporation by reference.

          Exhibit 27(a): Financial Data Schedule for the quarter ended March 31, 1995 (filed electronically only).

          Exhibit 27(b): Restated Financial Data Schedule for the year ended December 31, 1994 (filed electronically only).

          Exhibit 27(c): Restated Financial Data Schedule for the quarter ended September 30, 1994 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K dated March 31, 1995, under Item 5. "Other Events," the Company reported that the Alaska Public Utilities Commission approved, subject to conditions, the application of AT&T Corp. to acquire all of the shares of Alascom, Inc., a wholly owned subsidiary of Pacific Telecom, Inc.

          On Form 8-K dated April 11, 1995, under Item 5. "Other Events," the Company reported pro forma financial information with respect to the pending sale of Alascom, Inc. by Pacific Telecom, Inc.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date       May 11, 1995                 By DANIEL L. SPALDING
     _________________________             __________________________________
                                           Daniel L. Spalding
                                           Senior Vice President
                                           (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION                             PAGE
_______                           ___________                             ____

          Exhibit 12(a):  Statements of Computation of Ratio of
          Earnings to Fixed Charges.

          Exhibit 12(b):  Statements of Computation of Ratio of
          Earnings to Combined Fixed Charges and Preferred Stock
          Dividends.

          Exhibit 15:  Letter re unaudited interim financial
          information of awareness of incorporation by reference.

          Exhibit 27(a):  Financial Data Schedule for the quarter
          ended March 31, 1995 (filed electronically only).

          Exhibit 27(b):  Restated Financial Data Schedule for
          the year ended December 31, 1994 (filed electronically only).

          Exhibit 27(c):  Restated Financial Data Schedule for
          the quarter ended September 30, 1994 (filed electronically only).