Form 10-K/A
period 1994-12-31
PACIFICORP /OR/
filed 1995-06-23
CIK 75594

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 2
(Mark One)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 1, 1995, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $5.8 billion.

     As of March 1, 1995, there were 284,259,719 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1994 are incorporated by reference in Parts I and II and appended hereto.

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

   (21) --   Subsidiaries. (See pages S-2 through S-4.)

   (23)a -- Consent of Deloitte & Touche LLP with respect to Annual Report on Form 10-K.

   (23)b -- Consent of Deloitte & Touche LLP with respect to Annual Report on Form 11-K.

   (23)c -- Consent of Deloitte & Touche LLP with respect to Annual Report on Form 11-K.

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

   (99)b -- Annual Report on Form 11-K of the PacifiCorp Compensation Reduction Plan for the fiscal year ended December 31, 1994.

   (99)c -- Annual Report on Form 11-K of the Utah Power & Light Company Employee Savings and Stock Purchase Plan of PacifiCorp for the fiscal year ended December 31, 1994.

   (99)d -- Annual Report on Form 11-K of the PacifiCorp K Plus Employee Savings Plan for the fiscal year ended December 31, 1994.
- -----------
*Incorporated herein by reference.
+This exhibit constitutes a management contract or compensatory plan or arrangement.

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

                                        PacifiCorp

                                               /s/FREDERICK W. BUCKMAN
                                        By_________________________________
                                                  Frederick W. Buckman
                                                     (PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER)

Date:  June 22, 1995

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION                                                PAGE
_______        ___________                                                ____

(23)b          Consent of Independent Public Accountants for the
               UP&L Form 11-K (filed electronically)

(23)c          Consent of Independent Public Accountants for the
               K Plus Form 11-K (filed electronically)

(99)c          Annual Report on Form 11-K of the Utah Power &
               Light Company Employee Savings and Stock Purchase
               Plan of PacifiCorp for the fiscal year ended
               December 31, 1994 (filed electronically)

(99)d          Annual Report on Form 11-K of the PacifiCorp
               K Plus Employee Savings Plan for the fiscal year ended December 31, 1994 (filed electronically)