Form 10-Q
period 1995-06-30
PACIFICORP /OR/
filed 1995-08-11
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               _____________

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


     YES   X       NO
         _____        _____


At July 31, 1995, there were 284,276,709 shares of registrant's common stock outstanding.

                                  PACIFICORP



                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Cash Flows             5

               Notes to Condensed Consolidated Financial Statements        7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9


PART II.       OTHER INFORMATION                                          24

  Item 1.      Legal Proceedings                                          24

  Item 4.      Submission of Matters to a Vote of Security Holders        25

  Item 6.      Exhibits and Reports on Form 8-K                           26


Signature                                                                 27

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                         Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                         __________________      _________________
                                          1995        1994        1995       1994
                                         ______      ______      ______     ______

REVENUES                                $  807.9    $  836.1    $1,662.1   $1,701.4
                                         _______     _______     _______    _______

EXPENSES
  Operations                               298.6       336.1       620.2      678.6
  Maintenance                               83.5        83.7       150.6      149.3
  Administrative and general                63.2        62.2       122.5      122.5
  Depreciation and amortization            113.0       112.0       223.2      217.7
  Taxes, other than income taxes            32.0        31.8        63.6       63.6
                                         _______     _______     _______    _______
  TOTAL                                    590.3       625.8     1,180.1    1,231.7
                                         _______     _______     _______    _______

INCOME FROM OPERATIONS                     217.6       210.3       482.0      469.7
                                         _______     _______     _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                         115.7        83.3       199.0      167.7
  Interest capitalized                      (4.0)       (3.0)       (7.4)      (7.6)
  Minority interest and other              (13.2)       (7.4)      (10.9)     (11.6)
                                         _______     _______     _______    _______
  TOTAL                                     98.5        72.9       180.7      148.5
                                         _______     _______     _______    _______
Income before income taxes                 119.1       137.4       301.3      321.2
Income taxes                                25.6        48.1        93.0      111.4
                                         _______     _______     _______    _______

NET INCOME                                  93.5        89.3       208.3      209.8

RETAINED EARNINGS BEGINNING OF PERIOD      502.2       386.0       474.3      351.3
Cash dividends declared
  Preferred stock                           (9.9)       (9.9)      (20.2)     (19.8)
  Common stock per share: 1995 and
    1994/$.27                              (76.7)      (76.4)     (153.3)    (152.3)
                                         _______     _______     _______    _______
RETAINED EARNINGS END OF PERIOD         $  509.1    $  389.0    $  509.1   $  389.0
                                         _______     _______     _______    _______
                                         _______     _______     _______    _______

EARNINGS ON COMMON STOCK (Net
  income less preferred dividend
  requirement)                          $   83.3    $   79.3    $  188.0   $  190.1
Average number of common shares
  outstanding (Thousands)                284,277     282,445     284,268    281,950

EARNINGS PER COMMON SHARE               $    .29    $    .28    $    .66   $    .67

        See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                     June 30,       December 31,
                                                       1995             1994
                                                     ________       ____________

PROPERTY, PLANT AND EQUIPMENT
  Electric                                           $10,719.3        $10,577.2
  Telecommunications                                   1,818.0          1,572.7
  Other                                                   65.0             64.9
  Accumulated depreciation and amortization           (4,360.6)        (4,136.9)
                                                      ________         ________
  Net                                                  8,241.7          8,077.9
  Construction work in progress                          390.8            368.3
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT                  8,632.5          8,446.2
                                                      ________         ________

CURRENT ASSETS
  Cash and cash equivalents                               41.6             23.3
  Accounts receivable less allowance
    for doubtful accounts: 1995/$7.9
    and 1994/$9.4                                        404.8            442.7
  Materials, supplies and fuel stock at
    average cost                                         229.4            193.2
  Inventory                                               65.0             66.3
  Finance assets                                          28.5             27.9
  Other                                                   44.8             62.0
                                                      ________         ________
  TOTAL CURRENT ASSETS                                   814.1            815.4
                                                      ________         ________

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            191.3            189.9
  Intangible assets - net                                311.0            237.2
  Regulatory assets - net                              1,084.8          1,081.2
  Finance note receivable                                218.3            220.7
  Finance assets                                         450.2            481.9
  Real estate investments                                168.7            166.5
  Deferred charges and other                             205.1            206.6
                                                      ________         ________
  TOTAL OTHER ASSETS                                   2,629.4          2,584.0
                                                      ________         ________

TOTAL ASSETS                                         $12,076.0        $11,845.6
                                                      ________         ________
                                                      ________         ________

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                     June 30,       December 31,
                                                       1995             1994
                                                     ________       ____________

COMMON EQUITY
  Common shareholder capital
    shares authorized 750,000,000;
    shares outstanding: 1995/284,276,709
    and 1994/284,251,024                             $ 3,009.9        $ 3,010.6
  Retained earnings                                      509.1            474.3
  Guarantees of Employee Stock Ownership
    Plan borrowings                                      (18.2)           (25.1)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  3,500.8          3,459.8
                                                      ________         ________

PREFERRED STOCK                                          367.4            367.4
                                                      ________         ________

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          219.0            219.0
                                                      ________         ________

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           3,855.0          3,768.2
                                                      ________         ________

CURRENT LIABILITIES
  Long-term debt and capital lease obligations
    currently maturing                                   142.3             95.8
  Notes payable and commercial paper                     557.4            454.7
  Accounts payable                                       276.9            338.4
  Taxes, interest and dividends payable                  236.8            253.3
  Customer deposits and other                            120.2            126.8
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,333.6          1,269.0
                                                      ________         ________

DEFERRED CREDITS
  Income taxes                                         1,854.2          1,822.6
  Investment tax credits                                 168.5            190.1
  Other                                                  667.5            641.6
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,690.2          2,654.3
                                                      ________         ________

MINORITY INTEREST                                        110.0            107.9
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES (See Notes 1 and 2)

TOTAL CAPITALIZATION AND LIABILITIES                 $12,076.0        $11,845.6
                                                      ________         ________
                                                      ________         ________

      See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                    _______________________
                                                     1995             1994
                                                    ______           ______


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 208.3          $ 209.8
  Adjustments to reconcile net income
    to net cash provided by operating
    activities

    Depreciation and amortization                     237.0            236.8
    Deferred income taxes and investment tax
      credits - net                                     5.1             32.1
    Interest capitalized on equity funds                 .2             (1.5)
    Minority interest and other                        22.1             10.1
    Accounts receivable and prepayments                44.9             43.5
    Materials, supplies, fuel stock and
      inventory                                       (33.8)             (.6)
    Accounts payable and accrued liabilities          (54.8)           (14.6)
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             429.0            515.6
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (299.1)          (362.9)
  Assets acquired                                    (197.9)               -
  Proceeds from sales of assets                        36.1              4.0
  Proceeds from sales of finance assets
    and principal payments                             33.5            137.2
  Other                                                 2.7            (29.2)
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (424.7)          (250.9)
                                                     ______           ______

     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                    _______________________
                                                     1995             1994
                                                    ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                          102.7            (26.0)
  Proceeds from long-term debt                        226.1              8.6
  Proceeds from issuance of common stock                1.9             34.8
  Dividends paid                                     (172.6)          (171.9)
  Repayments of long-term debt and capital
    lease obligations                                 (97.8)           (99.2)
  Redemptions of capital stock                         (1.4)               -
  Other                                               (44.9)           (24.1)
                                                     ______           ______

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       14.0           (277.8)
                                                     ______           ______

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       18.3            (13.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       23.3             31.2
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  41.6          $  18.1
                                                     ______           ______
                                                     ______           ______

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                        $ 215.5          $ 191.9
    Income taxes net of refunds                       130.8             83.6


     See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1995


 1.  FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements as of June 30, 1995 and December 31, 1994 and for the periods ended June 30, 1995 and 1994, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1994 Annual Report on Form 10-K.

          The condensed consolidated financial statements of the Company encompass two businesses primarily of a utility nature -- Electric Operations (Pacific Power and Utah Power) and an 87%-owned Telecommunications operation (Pacific Telecom, Inc.); and a wholly owned Financial Services business (PacifiCorp Financial Services, Inc.). The Company's wholly owned subsidiary, PacifiCorp Holdings, Inc. ("Holdings"), holds all of the Company's nonelectric utility investments. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated. On March 9, 1995, Holdings entered into an agreement and plan of merger with Pacific Telecom, Inc. ("Pacific Telecom") under which Holdings would acquire the 13% publicly held minority interest in Pacific Telecom for $30 per share. The merger requires approval by the holders of a majority of the outstanding shares of Pacific Telecom not owned by Holdings (5.3 million shares), and is subject to regulatory approvals and other conditions customary to such transactions. In July 1995, Pacific Telecom reported that a Special Committee of its Board of Directors was conducting a review of certain aspects regarding one of the proposed acquisitions of additional local exchange assets being considered by Pacific Telecom. The Special Committee has completed this review and reaffirmed its previous unanimous recommendation to the Board of Directors of Pacific Telecom in favor of the proposed merger transaction as being fair to, and in the best interests of, Pacific Telecom's public minority shareholders. Pacific Telecom has filed with the Securities and Exchange Commission (the "SEC") revised preliminary proxy materials relating to its annual meeting of shareholders, at which time the proposed merger transaction will be presented for approval. Pacific Telecom is awaiting further comments or confirmation of no additional comments from the SEC.

          Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

          Certain amounts from the prior period have been reclassified to conform with the 1995 method of presentation. Finance interest of $7.7 million in the second quarter of 1994 and $17 million in the six months ended June 30, 1994 were reclassified from operating expense to interest expense. Reclassifications had no effect on previously reported consolidated net income.

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

          During the second quarter of 1995, the Company and the Internal Revenue Service (the "IRS") agreed on a settlement of substantially all issues related to the IRS examination of the Company's federal income tax returns for the years 1983 through 1988, including matters relating to the Company's abandonment of its 10% interest in Washington Public Power Supply System Unit No. 3 ("WPPS 3"). The settlement had no effect on consolidated net income.

          The Company's 1989 and 1990 federal income tax returns are currently under examination by the IRS.

          As previously reported, several Superfund sites have been identified where the Company has been or may be designated as a potentially responsible party. Future costs associated with the disposition of these matters are not expected to be material to the Company's consolidated financial position or results of operations.

 3.  SUBSEQUENT EVENT

          On August 7, 1995, Pacific Telecom closed the sale of the stock of Alascom, Inc. ("Alascom") to AT&T Corp. ("AT&T"), in a transaction providing $366 million in proceeds. Under terms of the agreement, AT&T paid
$291 million in cash for the Alascom stock and for settlement of all past cost study issues. AT&T has also agreed to allow Pacific Telecom to retain the $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to a Federal Communications Commission ("FCC") order. AT&T made a down payment of $30 million to Pacific Telecom upon signing the stock purchase agreement in October 1994. The remaining $261 million was paid when the transaction closed.

Summarized income statement data for Alascom is as follows:

                                                                Six Months
                                         Second Quarter       Ended June 30,
                                         ______________      ________________
                                        1995        1994     1995        1994
                                        ____        ____     ____        ____
                                                    (In Millions)

         Revenues                      $82.4       $81.7    $164.3      $159.7
         Income from operations         15.1        15.7      30.4        30.8

          Cash increased approximately $25 million in the six-month period ended June 30, 1995 due to the sale agreement which does not allow transfers of cash from Alascom to Pacific Telecom.

 Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS

                                                                             Six Months
                                                             Percentage        Ended           Percentage
                                          Second Quarter     Increase/        June 30,         Increase/
                                         ________________                  _______________
                                         1995        1994    (Decrease)    1995       1994     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                     (Dollars in Millions, except per share)

Revenues                              $  807.9     $ 836.1       (3)%    $1,662.1   $1,701.4       (2)%
                                       _______      ______                _______    _______

Income from operations (1)               217.6       210.3        3         482.0      469.7        3
                                       _______      ______                _______    _______

Net income                                93.5        89.3        5         208.3      209.8       (1)
                                       _______      ______                _______    _______

Earnings contribution
  on common stock (2)
    Electric Operations                   22.5        56.0      (60)        103.2      145.8      (29)
    Telecommunications                    17.7        15.2       16          32.1       28.9       11
    Other                                 43.1         8.1        *          52.7       15.4        *
                                       _______      ______                _______    _______
          Total                       $   83.3     $  79.3        5      $  188.0   $  190.1       (1)
                                       _______      ______                _______    _______
                                       _______      ______                _______    _______

Earnings per common share             $    .29     $   .28        4      $    .66   $    .67       (1)

Average number of common shares
  outstanding (thousands)              284,277     282,445        1       284,268    281,950        1

*Not a meaningful number.


(1) Finance interest of $7.7 million in the second quarter of 1994 and $17 million in the six months ended June 30, 1994 was reclassified from operating expense to interest expense. Reclassifications had no effect on previously reported consolidated net income.

(2) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other; (c) amounts are net of preferred dividend requirements and minority interest.


Comparison of the second quarters of 1995 and 1994
__________________________________________________

 .  Earnings contribution on common stock increased $4 million or 5%.

   .. Electric Operations' earnings contribution decreased $34 million or 60% primarily due to the $32 million settlement with the IRS, relating to the abandonment of WPPS 3 and the resolution of substantially all other tax issues for the years 1983 through 1988. Lower revenues, resulting from depressed conditions in the wholesale market and the impact of cool, wet weather on sales to irrigation customers, and increased depreciation and interest expenses were largely offset by significant reductions in fuel and purchased power expenses and increased other income.

   .. Telecommunications' earnings contribution increased $3 million or 16% due to the February 1995 acquisition of local exchange assets in Colorado, revised local exchange revenue estimates for prior years and growth in existing local exchange and cellular operations. The operating income improvements were partially offset by increased interest expense due to the issuance of short-term debt for the acquisition in Colorado.

   .. The earnings contribution of other businesses increased $35 million primarily due to the release of $32 million of tax accruals relating to issues contained in the settlement with the IRS. The remaining
       $3 million increase was primarily due to reduced interest expense resulting from lower debt levels.

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


Comparison of the six-month periods ended June 30, 1995 and 1994
________________________________________________________________

 .  Earnings contribution on common stock decreased $2 million or 1%.

   .. Electric Operations' earnings contribution decreased $43 million or 29% primarily due to the $32 million relating to the IRS settlement described above. Excluding this settlement, the earnings contribution decreased $10 million or 7%. Lower prices and volumes sold in the wholesale market resulting from increased competition and mild temperatures in the region and lower sales to industrial customers were offset by significant reductions in fuel and purchased power expenses. Increased depreciation, administrative and general and interest expenses were partially offset by decreased maintenance expense and increased nonoperating income.

   .. Telecommunications' earnings contribution increased $3 million or 11% due to the acquisition of local exchange assets in Colorado, revised local exchange revenue estimates for prior years and growth in existing local exchange and cellular operations, partially offset by increased interest expense resulting from higher levels of short-term debt outstanding.

   .. The earnings contribution of other businesses increased $37 million primarily due to the release of tax accruals of $32 million relating to the settlement with the IRS described above and reduced interest expense resulting from lower debt levels.

 . The average number of common shares outstanding rose 1% due to the same factors described above.

                             RESULTS OF OPERATIONS

Electric Operations
___________________

                                                                             Six Months
                                                             Percentage        Ended           Percentage
                                          Second Quarter     Increase/        June 30,         Increase/
                                         ________________                  _______________
                                         1995        1994    (Decrease)    1995       1994     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)

Revenues
  Residential                           $151.0      $145.6        4%     $  358.0   $  353.7         1%
  Commercial                             134.7       134.9        -         276.9      274.3         1
  Industrial                             171.9       186.2       (8)        337.2      354.7        (5)
  Other                                    7.4         7.7       (4)         14.7       15.1        (3)
                                         _____       _____                _______    _______
    Retail sales                         465.0       474.4       (2)        986.8      997.8        (1)
  Wholesale sales                        113.4       123.0       (8)        225.5      241.7        (7)
  Other                                   14.5        15.5       (6)         29.1       27.2         7
                                         _____       _____                _______    _______
      Total                              592.9       612.9       (3)      1,241.4    1,266.7        (2)
Operating expenses                       432.9       448.5       (3)        872.9      891.9        (2)
                                         _____       _____                _______    _______
Income from operations                   160.0       164.4       (3)        368.5      374.8        (2)
Interest expense                          99.1        66.8       48         167.8      132.7        26
Other income - net                       (15.0)       (6.6)    (127)        (20.8)     (16.9)      (23)
Income taxes                              43.2        38.2       13          98.0       93.5         5
                                         _____       _____                _______    _______
Net income                                32.7        66.0      (50)        123.5      165.5       (25)
Preferred dividend requirement            10.2        10.0        2          20.3       19.7         3
                                         _____       _____                _______    _______
Earnings contribution                   $ 22.5      $ 56.0      (60)     $  103.2   $  145.8       (29)
                                         _____       _____                _______    _______
                                         _____       _____                _______    _______

Energy sales (millions of kWh)
  Residential                            2,602       2,494        4         6,068      5,976         2
  Commercial                             2,508       2,498        -         5,148      5,065         2
  Industrial                             4,859       5,258       (8)        9,556      9,942        (4)
  Other                                    142         152       (7)          291        305        (5)
                                         _____       _____                _______    _______
    Retail sales                        10,111      10,402       (3)       21,063     21,288        (1)
  Wholesale sales                        3,240       3,414       (5)        6,524      6,951        (6)
                                         _____       _____                _______    _______
      Total                             13,351      13,816       (3)       27,587     28,239        (2)
                                         _____       _____                _______    _______
                                         _____       _____                _______    _______

Residential average usage (kWh)          2,243       2,183        3         5,229      5,238         -
Total customers (end of period)      1,356,784   1,340,174        1     1,356,784  1,340,174         1

Comparison of the second quarters of 1995 and 1994
__________________________________________________

 .  Revenues decreased $20 million or 3%.

   .. Residential revenues increased $5 million or 4% primarily due to a 4% increase in kWh volume sold. Cooler temperatures and a 2% increase in the average number of residential customers increased revenues
       $4 million and $3 million, respectively. The cooler weather favorably affected heating demand in April and May, while adversely affecting air conditioning demand in June.

   .. Industrial revenues decreased $14 million or 8% due to an 8% decrease in kWh volume sold. The decreases were primarily due to a $9 million decrease in sales to irrigation customers resulting from increased rainfall and mild temperatures in 1995 and a $6 million revenue reduction resulting from lower volumes sold to Wyoming oil and gas customers, including $4 million from permanent well closures. Higher special contract revenues of $2 million partially offset these decreases.

   .. Wholesale revenues decreased $10 million or 8% and kWh volume decreased 5%. Spot and short-term market revenues declined $8 million due to lower prices resulting from increased competition, surplus hydro generation in the region and low natural gas prices. Long-term firm contract revenues decreased $1 million primarily due to price adjustments.

 .  Operating expenses decreased $16 million or 3%.

   .. Fuel expense decreased $15 million or 14%. Thermal generation declined 1,250,000 mWh or 11% resulting from reduced demand, the availability of lower-cost purchased power in the spot market and a 269,000 mWh or 30% increase in hydro generation.

   .. Purchased power expense decreased $4 million or 5% while kWh volume purchased increased 15%. Significantly lower spot market prices resulted in a $13 million expense reduction, which was partially offset by the $9 million effect of higher spot market volumes purchased. Firm purchases decreased $2 million primarily due to lower kWh volumes purchased.

       Bonneville Power Administration ("BPA"), a wholesale power and wheeling supplier, will increase its rates effective October 1, 1995. The new rates will increase Electric Operations' capacity and wheeling expenses by approximately $4 million annually and will reduce the exchange benefits directly received by Electric Operations' residential and small farm customers by approximately $10 million annually. Electric Operations intends to request price increases that will allow it to recover the loss of exchange benefits.

       On July 10, 1995, BPA issued its 1996 rate case initial proposal. This proposal will be subject to a rate hearing which will conclude
       April 30, 1996, with final wholesale power and wheeling rates to be effective October 1, 1996.

   .. Maintenance expense decreased $4 million or 8% primarily due to lengthening the intervals between thermal plant overhauls and extending the duration of maintenance overhaul periods at some plants, thereby reducing the use of contract employees and overtime pay.

   .. Depreciation and amortization expense increased $5 million or 7% primarily due to additional plant in service.

 .  Earnings contribution decreased $34 million or 60%.

   ..  Income from operations decreased $4 million or 3%.

   .. Interest expense increased $32 million or 48% primarily due to the $28 million interest portion of the settlement with the IRS referred to above. The remaining $4 million increase was primarily due to the effects of higher short-term interest rates and higher levels of debt outstanding in 1995.

   .. Other income increased $8 million primarily due to gains in 1995 of $3 million from sales of surplus sulfur dioxide emission allowances and $3 million from the sale of water rights.

   .. Income tax expense increased $5 million or 13% primarily due to the $4 million net effect of the IRS settlement ($15 million of additional taxes due, partially offset by an $11 million tax benefit from the related interest expense). Additionally, income taxes rose due to a higher effective tax rate resulting from the reversal of deductions flowed through to ratepayers in prior years.


Comparison of the six-month periods ended June 30, 1995 and 1994
________________________________________________________________

 .  Revenues decreased $25 million or 2%.

   .. Residential revenues increased $4 million or 1% and kWh volume increased 2% primarily due to the $7 million effect of a 2% increase in the average number of residential customers, partially offset by a $4 million decrease resulting from the sale of the Sandpoint, Idaho distribution facilities.

   .. Commercial revenues increased $3 million or 1% primarily due to the $5 million effect of a 2% increase in the average number of commercial customers, partially offset by a $2 million decrease resulting from the sale of Sandpoint, Idaho distribution facilities.

   .. Industrial revenues decreased $18 million or 5% due to a 4% decrease in kWh volume. Sales to irrigation customers decreased $9 million due to increased rainfall and mild temperatures in 1995. Additionally, revenues decreased $12 million due to lower volumes sold to Wyoming oil and gas customers, including $7 million resulting from permanent well closures. These reductions were partially offset by the $3 million effect of higher interruptible sales volumes.

   .. Wholesale revenues decreased $16 million or 7% and kWh volumes decreased 6%. Spot and short-term market revenues decreased
       $16 million primarily due to lower prices resulting from increased competition, the effect of lower natural gas prices, moderate winter heating temperatures and an abundance of hydro generation in the region.

 .  Operating expenses decreased $19 million or 2%.

   .. Fuel expense decreased $30 million or 13%. Thermal generation declined 2,061,000 mWh or 9% resulting from an 803,000 mWh or 43% increase in hydro generation, reduced demand and the availability of lower-cost purchased power in the spot market.

   .. Purchased power expense decreased $3 million or 2% while kWh volume purchased increased 11%. A $16 million decrease resulting from lower spot market prices was partially offset by the $14 million effect of higher volumes purchased in the spot market. Firm purchases decreased $3 million primarily due to lower volumes purchased.

   .. Other operations expense increased $5 million or 3% primarily due to the effect of a $3 million increase in distribution system expense.

   .. Maintenance expense decreased $6 million or 6% primarily due to lengthening the intervals between thermal plant overhauls and extending the duration of maintenance overhaul periods at some plants, thereby reducing the use of contract employees and overtime pay.

   .. Administrative and general expense increased $5 million or 7% primarily due to increased computer service, property, labor and benefits expenses.

   .. Depreciation and amortization expense increased $10 million or 7% primarily due to additional plant in service.

 .  Earnings contribution decreased $43 million or 29%.

   ..  Income from operations decreased $6 million or 2%.

   .. Interest expense increased $35 million or 26% primarily due to the $28 million interest portion of the tax settlement with the IRS referred to above. The remaining $7 million increase was primarily due to the effects of higher short-term interest rates and higher levels of debt outstanding in 1995.

   .. Other income increased $4 million primarily due to gains in 1995 of $3 million from sales of surplus sulfur dioxide emission allowances and $3 million from the sale of water rights.

   .. Income tax expense increased $5 million or 5% primarily due to the net effects of the tax settlement and a higher effective tax rate associated with the reversal of deductions flowed through to ratepayers in prior years.

Telecommunications
__________________

                                                                             Six Months
                                                             Percentage        Ended           Percentage
                                          Second Quarter     Increase/        June 30,         Increase/
                                         ________________                  _______________
                                         1995        1994    (Decrease)    1995       1994     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)

Revenues
  Local network service                 $ 29.9      $ 23.2       29%      $ 57.2     $ 46.2        24%
  Network access service                  52.9        41.7       27        100.7       83.4        21
  Long distance network service           64.2        64.9       (1)       126.3      125.5         1
  Private line service                    14.4        14.3        1         29.6       29.2         1
  Sales of cable capacity                  1.1          .4        *          2.7        2.6         4
  Cellular and other                      29.8        26.0       15         57.5       49.4        16
                                         _____       _____                 _____      _____
     Total                               192.3       170.5       13        374.0      336.3        11
Operating expenses                       146.9       135.8        8        288.4      266.9         8
                                         _____       _____                 _____      _____
Income from operations                    45.4        34.7       31         85.6       69.4        23
                                         _____       _____                 _____      _____
Interest expense                          11.5         8.6       34         21.5       17.9        20
Other expense - net                         .6        (.7)        *          3.7         .9         *
Income taxes                              12.9         9.2       40         23.3       17.2        35
                                         _____       _____                 _____      _____
Net Income                                20.4        17.6       16         37.1       33.4        11
Minority interest and other                2.7         2.4       13          5.0        4.5        11
                                         _____       _____                 _____      _____
Earnings contribution                   $ 17.7      $ 15.2       16       $ 32.1     $ 28.9        11
                                         _____       _____                 _____      _____
                                         _____       _____                 _____      _____

Telephone access lines (end
  of period)                           482,311     407,946       18      482,311    407,946        18

Long lines originating billed
  minutes (thousands)                  187,737     185,995        1      366,215    360,051         2

*Not a meaningful number.

See Note 1 to Condensed Consolidated Financial Statements regarding a proposal by Holdings to acquire the 13% publicly held minority interest in Pacific Telecom.

See Note 3 to Condensed Consolidated Financial Statements for information regarding the sale of Alascom to AT&T. Summarized income statement data for Alascom is as follows:

                                                                Six Months
                                         Second Quarter       Ended June 30,
                                         ______________      ________________
                                        1995        1994     1995        1994
                                        ____        ____     ____        ____
                                                     (In Millions)

         Revenues                      $82.4       $81.7    $164.3      $159.7
         Income from operations         15.1        15.7      30.4        30.8

The Company will recognize an after-tax gain of approximately $37 million from the sale of Alascom, based on its 87% ownership interest of Pacific Telecom, but the lost earnings from Alascom will be substantial.

Comparison of the second quarters of 1995 and 1994.
__________________________________________________

 .  Revenues increased $22 million or 13%.

   .. Local network service revenues increased $7 million or 29% primarily due to $4 million from local exchange assets acquired in Colorado and increases of $1 million each from the effects of customer and internal access line growth.

   .. Network access service revenues increased $11 million or 27% primarily due to $10 million from the Colorado acquisition and a $2 million increase from revised local exchange company revenue estimates for prior years.

   .. Cellular and other revenues increased $4 million or 15% due to increases of $2 million in cellular revenue resulting from customer growth and $2 million in long lines equipment resale and installation activities revenue.

 .  Operating expenses increased $11 million or 8%.

   .. Operations expense increased $3 million or 5% primarily due to increases of $1 million from the Colorado acquisition and $1 million relating to cellular customer growth.

   .. Maintenance expense increased $4 million or 15% primarily due to increases of $2 million from the Colorado acquisition and $1 million in other local exchange company project work.

   .. Depreciation expense increased $3 million or 10% primarily due to increased local exchange plant balances, $4 million from the Colorado acquisition and $1 million from internal growth. These increases were partially offset by reductions of $2 million resulting from an Alaska local exchange rate decrease ordered in December 1994 and $1 million resulting from decreased long lines depreciable plant balances.

 .  Earnings contribution increased $3 million or 16%.

   .. Income from operations increased $11 million or 31%, including a $5 million increase resulting from the Colorado acquisition.

   .. Interest expense increased $3 million or 34% due to increased short-term borrowings used to fund the acquisition of the Colorado assets.

   .. Income tax expense increased $4 million or 40% due to higher taxable income and reductions in tax benefits relating to amortization of investment tax credits and excess deferred taxes.


Comparison of the six-month periods ended June 30, 1995 and 1994.
________________________________________________________________

 .  Revenues increased $38 million or 11%.

   .. Local network service revenues increased $11 million or 24% primarily due to $6 million of revenue from the Colorado acquisition and the $3 million effect of internal access line and customer growth.

   .. Network access service revenues increased $17 million or 21% due to increases of $14 million from the Colorado acquisition and $3 million from revised local exchange company revenue estimates for prior years.

   .. Cellular and other revenues increased $8 million or 16% primarily due to a $4 million increase in cellular revenue from customer growth, an increase of $3 million from installation activities and long lines equipment resale and an increase of $2 million resulting from restoration services provided subsequent to two cable outages in 1995.

 .  Operating expenses increased $22 million or 8%.

   .. Operations expense increased $7 million or 6% primarily due to an increase of $3 million in leased circuit expense and increases of $1 million each resulting from the Colorado acquisition, growth in local exchange operations and cellular customer growth.

   .. Maintenance expense increased $7 million or 13% primarily due to increases of $3 million from the Colorado acquisition and $2 million in other local exchange company project work.

   .. Depreciation expense increased $4 million or 7% primarily due to increased local exchange plant balances, $6 million from the Colorado acquisition and $2 million from internal growth. These increases were partially offset by reductions of $3 million resulting from an Alaska local exchange rate decrease ordered in December 1994 and $2 million from decreased long lines depreciable plant balances.

 .  Earnings contribution increased $3 million or 11%.

   .. Income from operations increased $16 million or 23%, including an $8 million increase due to the Colorado acquisition.

   .. Interest expense increased $4 million or 20% due to increased short-term borrowings used to fund the acquisition of the Colorado assets.

   .. Income tax expense increased $6 million or 35% due to higher taxable income and reductions in tax benefits relating to amortization of investment tax credits and excess deferred taxes.

FINANCIAL CONDITION -

     For the six months ended June 30, 1995:

          Net cash flows of $429 million were provided by operating activities during the period. Uses for cash were: $299 million for construction program expenditures, $98 million for repayments of long-term debt and $173 million for dividends.

          On February 15, 1995, Pacific Telecom acquired certain rural telephone exchange assets in Colorado from U.S. West Communications, Inc. ("USWC"). Pacific Telecom paid $200 million in cash for these assets. To fund the acquisition, Pacific Telecom used external short-term debt. Pacific Telecom plans to repay amounts borrowed with proceeds from the sale of Alascom.

          During 1995, the Company sold certain of its demand-side receivables, realizing net proceeds of $23 million.

          In May 1995, the Company issued $120 million of 8 3/8% Junior Subordinated Deferrable Interest Debentures, Series A due June 30, 2035, for net proceeds of $116 million. The proceeds were used to repay short-term debt. In June 1995, the Company issued $100 million of 6 5/8% First Mortgage and Collateral Trust Bonds ("FMB") due June 1, 2007. A portion of the proceeds, initially used to repay short-term debt, will be used to retire
$56 million of previously issued FMB, with interest rates ranging from 7% to 7 3/4% and maturities from 1998 to 2002. The previously issued FMB were called for redemption on July 10, 1995.

          At June 30, 1995, the Company had $281 million of commercial paper and bank borrowings outstanding at an average weighted rate of 6.1%. These borrowings are supported by revolving credit agreements totaling $500 million. A $150 million revolving credit agreement will terminate on August 17, 1995. Management intends to replace this agreement with an equivalent increase in an existing revolving credit agreement upon the termination date. At June 30, 1995, the consolidated subsidiaries had access to $650 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $88 million of commercial paper outstanding at June 30, 1995, as well as borrowings of $209 million under bank revolving credit facilities. At
June 30, 1995, the Companies had $25 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for loans of funds between parties at short-term market rates.

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

          On August 7, 1995, Pacific Telecom closed the sale of the stock of Alascom to AT&T for proceeds of $366 million. Pacific Telecom received
$105 million in advance of the sale, and the remaining $261 million was paid when the transaction closed. See Note 3 to Condensed Consolidated Financial Statements for information regarding the sale of Alascom.

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

Pro Forma Financial Information (Unaudited)
___________________________________________

          The accompanying unaudited pro forma condensed consolidated balance sheet as of June 30, 1995 and income statement for the six months then ended reflect the operations of the Company, excluding Alascom. On August 7, 1995, Pacific Telecom closed the sale of the stock of Alascom to AT&T for $366 million (including the $75 million transition payment received in July 1994). The pro forma condensed consolidated balance sheet assumes the sale occurred on June 30, 1995. The pro forma condensed consolidated income statement assumes the sale occurred on January 1, 1995. The pro forma results of operations are not necessarily indicative of the results of operations that would actually have resulted if the sale had occurred on the dates assumed, or of expected results of operations in the future.

          The unaudited pro forma condensed consolidated balance sheet and income statement, and related notes should be read in conjunction with the consolidated financial statements and related notes incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                      PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                       June 30, 1995
                                        (Unaudited)
                                  In Millions of Dollars

                                           Historical                  Elimination of        Sale of           Pro Forma
                                          Consolidated    Historical     Affiliated        Alascom and        Consolidated
                                           PacifiCorp      Alascom      Balances (a)    Adjustments (b)(c)     PacifiCorp
                                          ____________    __________   ______________   __________________    ____________

Assets
  Property, plant and equipment-net         $ 8,632.5      $(174.4)        $    -            $     -           $ 8,458.1
  Current assets                                814.1       (100.9)          11.2                  -               724.4
  Investments                                   191.3          (.1)         221.9             (221.9)              191.2
  Intangible and other assets                 2,438.1         (7.1)             -              (20.3)            2,410.7
                                             ________       ______          _____             ______            ________

    Total Assets                            $12,076.0      $(282.5)        $233.1            $(242.2)          $11,784.4
                                             ________       ______          _____             ______            ________
                                             ________       ______          _____             ______            ________

Capitalization and Liabilities
  Common equity                             $ 3,500.8      $(186.4)        $186.4            $  39.2           $ 3,540.0
  Preferred stock                               367.4            -              -                                  367.4
  Preferred stock subject to
    mandatory redemption                        219.0            -              -                                  219.0
  Long-term debt and capital
    lease obligations                         3,855.0            -              -                                3,855.0
  Current liabilities                         1,333.6        (60.0)          18.0             (260.5)            1,031.1
  Deferred credits                            2,690.2         (7.4)                            (30.0)            2,652.8
  Minority interest                             110.0        (28.7)*         28.7                9.1               119.1
                                             ________       ______          _____             ______            ________

    Total Capitalization and
      Liabilities                           $12,076.0      $(282.5)        $233.1            $(242.2)          $11,784.4
                                             ________       ______          _____             ______            ________
                                             ________       ______          _____             ______            ________

*Represents the recognition of a reduction due to the Company's 87% interest in Pacific Telecom.

Notes to Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
___________________________________________________________________

          The accompanying pro forma condensed consolidated balance sheet as of June 30, 1995 consists of the historical balance sheet of the Company (after the elimination of affiliated transactions and interest), less the historical balance sheet of Alascom, plus certain pro forma adjustments described below:

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

          b. Cash proceeds of $261 million received at closing in August 1995 and the $30 million deposit in "Other Deferred Credits" received in October 1994, were offset by Pacific Telecom's investment in Alascom. The actual gain to be realized on the sale will be approximately $37 million, which is lower than indicated on the pro forma balance sheet because the sales price is fixed and the carrying value in Alascom increased as Alascom's earnings were recognized and affiliated account balances changed between June 30, 1995 and the August 1995 closing.

          c. Cash proceeds received from the sale of Alascom have been applied to short-term debt. Pacific Telecom plans to redeploy the proceeds of the sale of Alascom to purchase certain USWC assets in Oregon, Washington and Colorado. In February 1995, Pacific Telecom funded the $200 million Colorado acquisition with short-term borrowings and anticipates repaying these borrowings with proceeds from the sale of Alascom.

                     PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
                          For the Six Months Ended June 30, 1995
                                        (Unaudited)
                                  In Millions of Dollars

                                           Historical                  Elimination of        Sale of           Pro Forma
                                          Consolidated    Historical     Affiliated        Alascom and        Consolidated
                                           PacifiCorp      Alascom      Balances (a)       Adjustments         PacifiCorp
                                          ____________    __________   ______________      ___________        ____________

Revenues                                    $1,662.1       $(164.3)        $ 1.5             $  .9(c)           $1,500.2

Expenses
  Depreciation and amortization                223.2         (16.9)            -                 -                 206.3
  Operations, maintenance and other            956.9        (117.0)          1.5               2.2(c)              843.6
                                             _______        ______          ____              ____               _______
    Total                                    1,180.1        (133.9)          1.5               2.2               1,049.9
                                             _______        ______          ____              ____               _______
Income from Operations                         482.0         (30.4)            -              (1.3)                450.3
                                             _______        ______          ____              ____               _______

Other Income (Expense)
  Interest expense                            (199.0)           .9           (.3)             13.8(b)(e)          (184.6)
  Other                                         24.4           (.6)           .3                .4(d)(e)            24.5
  Minority interest                             (6.1)          2.5*            -              (1.0)(b)(c)           (4.6)
                                             _______        ______          ____              ____               _______
    Total                                     (180.7)          2.8             -              13.2                (164.7)
                                             _______        ______          ____              ____               _______
Income before Income Taxes                     301.3         (27.6)            -              11.9                 285.6

Income Taxes                                    93.0         (11.5)            -               5.6(b)(c)(e)         87.1
                                             _______        ______          ____              ____               _______

Net Income                                  $  208.3       $ (16.1)        $   -             $ 6.3              $  198.5
                                             _______        ______          ____              ____               _______
                                             _______        ______          ____              ____               _______

Earnings on Common Stock                    $  188.0                                                            $  178.2

Earnings per Share                          $    .66                                                            $    .63

Average Number of Common
  Shares Outstanding                         284,268                                                             284,268

*Represents the recognition of a reduction due to the Company's 87% interest in Pacific Telecom.

Notes to Pro Forma Condensed Consolidated Income Statement (Unaudited)
______________________________________________________________________

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

          e. Cash proceeds received from the sale of Alascom have been applied to short-term debt with an average rate of 6.2% and to the purchase of USWC properties in Colorado on February 15, 1995.

______________________________________________________________________________

          The condensed consolidated financial statements as of June 30, 1995 and December 31, 1994 and for the three-month and six-month periods ended
June 30, 1995 and 1994 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT


PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP

August 11, 1995

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          In April 1992, the Company acquired interests in two units at the Hayden Generating Station (the "Station") located near Hayden, Colorado, which in total average approximately 17.5%. The Public Service Company of Colorado is the operator of the Station. On August 18, 1993, the Sierra Club filed an action against PacifiCorp and other joint owners of the Station under the citizen's suit provisions of the federal Clean Air Act (Sierra Club v. Public
                                                   _____________________
          Service Company of Colorado, Inc., Salt River Project Agricultural
          __________________________________________________________________
          Improvement and Power District, and PacifiCorp, Case No. 93-B-1749,
          ______________________________________________
          U.S. District Court for the District of Colorado). The plaintiff alleges that in excess of 19,000 violations of state and federal air quality regulations have occurred at the Station since 1988, including violations of opacity emission standards. The action seeks declaratory and injunctive relief requiring the defendants to operate the Station in strict compliance with applicable statutes and regulations, the imposition of civil penalties, litigation costs, attorneys' fees and mitigation.

          In 1994, the parties filed cross-motions for summary judgment. On July 21, 1995, the court granted the Sierra Club's motion for partial summary judgment, holding that violations of the opacity emission standards occurred. The court denied the defendants' motion for summary judgment. The defendants have petitioned the Tenth Circuit Court of Appeals for interlocutory review of the court's decision and further court proceedings have been stayed pending resolution of the appeal. If the joint owners are not successful in their appeal, the District Court will determine the appropriate penalties and/or remedies.

          The plaintiff has requested, among other things, that the joint owners "pay to the EPA to finance air compliance and enforcement activities, as provided for by 42 U.S.C. section 7604(g)(1), a penalty of $25,000 per day for each of their violations of the Clean Air
          Act." The statute provides for penalties of up to $25,000 per day for each violation, but the level of penalties imposed in any partic-ular instance is discretionary. In setting penalties in its own enforcement actions, the EPA relies, in part, on such factors as the economic benefit of noncompliance, the actual or possible harm of noncompliance, the size of the violator, the willfulness or negligence of the violator and its degree of cooperation in resolving the matter. At this time, the Company is not able to predict the outcome of the appeal, the level of penalties, if any, the remedies that the court may impose upon the joint owners of the Station if the joint owners are unsuccessful in their appeal, or what portion of that liability would ultimately be borne by the Company.

          In Duval, et al. v. Gleason, et al., Spencer, et al. v. Gleason, et
             ________________________________________________________________
          al. and Duval, et al. v. Gleason, et al. (see "Item 3. Legal
          ___     ________________________________  ___
          Proceedings," at pages 12 and 13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994), the Court approved a final settlement with respect to the federal and state court actions on June 21, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________

          At the Company's annual meeting of shareholders on May 10, 1995, the shareholders ratified the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the year 1995. Votes cast in relation to this matter are summarized as follows:

                                          Against Or        Abstentions And
                           For            Withheld          Broker Non-votes
                           ___            __________        ________________

                       234,511,638        1,788,140            2,605,935

          The shareholders also elected four Class II Directors, each for terms expiring at the 1998 Annual Meeting and one Class III Director for a term expiring at the 1996 Annual Meeting. Votes cast in relation to this matter are summarized as follows:

                                          Against Or        Abstentions And
                           For            Withheld          Broker Non-votes
                           ___            __________        ________________

Class II

Kathryn A. Braun       234,887,822        4,017,891                    -
Richard C. Edgley      234,239,470        4,666,243                    -
Robert G. Miller       234,693,651        4,212,062                    -
Verl R. Topham         234,085,123        4,820,590                    -

Class III

Peter I. Wold          234,372,636        4,532,989                   88

          The Directors whose terms continued and the years their terms expire are as follows:

          Frederick W. Buckman (Class III, 1996); C. Todd Conover (Class I,
          1997); John C. Hampton (Class I, 1997); Nolan E. Karras (Class I,
          1997); Keith R. McKennon (Class I, 1997); Don M. Wheeler (Class III,
          1996); Nancy Wilgenbusch (Class III, 1996).

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

          Exhibit 27: Financial Data Schedule for the quarter ended June 30, 1995 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K dated July 14, 1995, under Item 5. "Other Events," the Company filed its news release reporting certain developments in connection with PacifiCorp Holdings, Inc.'s proposed acquisition of the minority interest of Pacific Telecom, Inc.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date      August 11, 1995               By DANIEL L. SPALDING
     _________________________             __________________________________
                                           Daniel L. Spalding
                                           Senior Vice President
                                           (Chief Accounting Officer)

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

          Exhibit 27:  Financial Data Schedule for the quarter
          ended June 30, 1995 (filed electronically only).