Form 10-Q
period 1995-09-30
PACIFICORP /OR/
filed 1995-11-14
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               __________________

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


     YES   X       NO
         _____        _____


At October 31, 1995, there were 284,276,709 shares of registrant's common stock outstanding.

                                  PACIFICORP



                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Cash Flows             5

               Notes to Condensed Consolidated Financial Statements        7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9


PART II.       OTHER INFORMATION                                          21

  Item 1.      Legal Proceedings                                          21

  Item 5.      Other Information                                          21

  Item 6.      Exhibits and Reports on Form 8-K                           22


Signature                                                                 23

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                         Three Months Ended      Nine Months Ended
                                           September 30,           September 30,
                                         __________________      _________________
                                          1995        1994        1995       1994
                                         ______      ______      ______     ______

REVENUES                                $  849.7    $  915.0    $2,511.8   $2,616.4
                                         _______     _______     _______    _______

EXPENSES
  Operations                               302.2       363.1       922.4    1,041.7
  Maintenance                               67.7        70.1       218.3      219.4
  Administrative and general                57.4        72.7       179.9      195.2
  Depreciation and amortization            107.9       105.3       331.1      323.0
  Taxes, other than income taxes            30.1        31.9        93.7       95.5
                                         _______     _______     _______    _______
  TOTAL                                    565.3       643.1     1,745.4    1,874.8
                                         _______     _______     _______    _______

INCOME FROM OPERATION                      284.4       271.9       766.4      741.6
                                         _______     _______     _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                          83.2        82.6       282.2      250.3
  Interest capitalized                      (4.0)       (3.3)      (11.4)     (10.9)
  Minority interest and other              (45.9)      (11.2)      (56.8)     (22.8)
                                         _______     _______     _______    _______
  TOTAL                                     33.3        68.1       214.0      216.6
                                         _______     _______     _______    _______
Income before income taxes                 251.1       203.8       552.4      525.0
Income taxes                                82.1        72.0       175.1      183.4
                                         _______     _______     _______    _______

NET INCOME                                 169.0       131.8       377.3      341.6

RETAINED EARNINGS BEGINNING OF PERIOD      509.1       389.0       474.3      351.3
Cash dividends declared
  Preferred stock                          (10.2)       (9.8)      (30.4)     (29.6)
  Common stock per share: 1995 and
    1994/$.27 and $.81                     (76.8)      (76.7)     (230.1)    (229.0)
                                         _______     _______     _______    _______
RETAINED EARNINGS END OF PERIOD         $  591.1    $  434.3    $  591.1   $  434.3
                                         _______     _______     _______    _______
                                         _______     _______     _______    _______

EARNINGS ON COMMON STOCK (Net
  income less preferred dividend
  requirement)                          $  158.9    $  121.8    $  346.9   $  311.9
Average number of common shares
  outstanding (Thousands)                284,277     283,503     284,271    282,473

EARNINGS PER COMMON SHARE               $    .56    $    .43    $   1.22   $   1.10

        See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                   September 30,    December 31,
                                                       1995             1994
                                                   _____________    ____________

PROPERTY, PLANT AND EQUIPMENT
  Electric                                           $10,815.1        $10,577.2
  Telecommunications                                   1,476.7          1,572.7
  Other                                                   64.9             64.9
  Accumulated depreciation and amortization           (4,166.1)        (4,136.9)
                                                      ________         ________
  Net                                                  8,190.6          8,077.9
  Construction work in progress                          352.7            368.3
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT                  8,543.3          8,446.2
                                                      ________         ________
CURRENT ASSETS
  Cash and cash equivalents                               16.0             23.3
  Accounts receivable less allowance
    for doubtful accounts: 1995/$7.4
    and 1994/$9.4                                        375.8            442.7
  Materials, supplies and fuel stock at
    average cost                                         206.9            193.2
  Inventory                                               61.4             66.3
  Finance assets                                          26.8             27.9
  Other                                                   47.1             62.0
                                                      ________         ________
  TOTAL CURRENT ASSETS                                   734.0            815.4
                                                      ________         ________
OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            167.8            189.9
  Intangible assets - net                                382.5            237.2
  Regulatory assets - net                              1,087.5          1,081.2
  Finance note receivable                                218.4            220.7
  Finance assets                                         454.2            481.9
  Real estate investments                                152.6            166.5
  Deferred charges and other                             214.7            206.6
                                                      ________         ________
  TOTAL OTHER ASSETS                                   2,677.7          2,584.0
                                                      ________         ________
TOTAL ASSETS                                         $11,955.0        $11,845.6
                                                      ________         ________
                                                      ________         ________

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)
                         CAPITALIZATION AND LIABILITIES


                                                   September 30,    December 31,
                                                       1995             1994
                                                   _____________    ____________

COMMON EQUITY
  Common shareholder capital
    shares authorized 750,000,000;
    shares outstanding: 1995/284,276,709
    and 1994/284,251,024                             $ 3,011.0        $ 3,010.6
  Retained earnings                                      591.1            474.3
  Guarantees of Employee Stock Ownership
    Plan borrowings                                      (15.3)           (25.1)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  3,586.8          3,459.8
                                                      ________         ________

PREFERRED STOCK                                          367.4            367.4
                                                      ________         ________

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          219.0            219.0
                                                      ________         ________

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           3,707.2          3,768.2
                                                      ________         ________

CURRENT LIABILITIES
  Long-term debt and capital lease obligations
    currently maturing                                   241.3             95.8
  Notes payable and commercial paper                     441.1            454.7
  Accounts payable                                       240.5            338.4
  Taxes, interest and dividends payable                  276.9            253.3
  Customer deposits and other                            153.8            126.8
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,353.6          1,269.0
                                                      ________         ________

DEFERRED CREDITS
  Income taxes                                         1,891.3          1,822.6
  Investment tax credits                                 161.9            190.1
  Other                                                  646.3            641.6
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,699.5          2,654.3
                                                      ________         ________

MINORITY INTEREST                                         21.5            107.9
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES (See Note 2)

TOTAL CAPITALIZATION AND LIABILITIES                 $11,955.0        $11,845.6
                                                      ________         ________
                                                      ________         ________

      See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                        Nine Months Ended
                                                         September 30,
                                                    _______________________
                                                     1995             1994
                                                    ______           ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 377.3          $ 341.6
  Adjustments to reconcile net income
    to net cash provided by operating
    activities

    Depreciation and amortization                     346.6            352.6
    Deferred income taxes and investment tax
      credits - net                                    36.0            (29.0)
    Interest capitalized on equity funds                 .2             (1.5)
    Minority interest and other                       (23.4)            34.2
    Accounts receivable and prepayments                26.7             34.7
    Materials, supplies, fuel stock and
      inventory                                       (13.8)             9.4
    Accounts payable and accrued liabilities          (45.5)            20.4
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             704.1            762.4
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (435.0)          (556.4)
  Assets acquired                                    (288.8)               -
  Purchase of minority interest
    of Pacific Telecom                               (117.1)               -
  Proceeds from sales of assets                       124.0            103.0
  Proceeds from sales of finance assets
    and principal payments                             33.1            134.6
  Proceeds from the sale of Alascom                   235.1             75.0
  Other                                               (29.1)           (53.8)
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (477.8)          (297.6)
                                                     ______           ______

     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                        Nine Months Ended
                                                         September 30,
                                                    _______________________
                                                     1995             1994
                                                    ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                              -            (75.6)
  Proceeds from long-term debt                        308.7             13.7
  Proceeds from issuance of common stock                1.8             52.4
  Dividends paid                                     (260.7)          (258.1)
  Repayments of long-term debt and capital
    lease obligations                                (226.9)          (174.3)
  Other                                               (56.5)           (32.9)
                                                     ______           ______

NET CASH USED BY FINANCING ACTIVITIES                (233.6)          (474.8)
                                                     ______           ______

DECREASE IN CASH AND CASH EQUIVALENTS                  (7.3)           (10.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       23.3             31.2
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  16.0          $  21.2
                                                     ______           ______
                                                     ______           ______

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                        $ 319.9          $ 308.4
    Income taxes net of refunds                       149.3            145.9

     See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 1995


 1.  FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements as of September 30, 1995 and December 31, 1994 and for the periods ended September 30, 1995 and 1994, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1994 Annual Report on Form 10-K.

          The condensed consolidated financial statements of the Company encompass two businesses primarily of a utility nature -- Electric Operations (Pacific Power and Utah Power) and a wholly owned (previously 87%-owned, see below) Telecommunications operation (Pacific Telecom, Inc.); and a wholly owned Financial Services business (PacifiCorp Financial Services, Inc.). The Company's wholly owned subsidiary, PacifiCorp Holdings, Inc. ("Holdings"), holds all of the Company's nonelectric utility investments. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated. On September 27, 1995, holders of a majority of the 5.3 million shares of outstanding common stock held by minority shareholders of Pacific Telecom, Inc. ("Pacific Telecom") voted in favor of the merger of a wholly owned subsidiary of Holdings into Pacific Telecom. Shareholders tendering shares pursuant to the merger were paid a total of $117 million, or $30 per share, and an accrued liability of $42 million was established to cover estimated amounts payable to dissenters.

          Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

          Certain amounts from the prior period have been reclassified to conform with the 1995 method of presentation. Finance interest of $6.5 million in the third quarter of 1994 and $23.5 million in the nine months ended September 30, 1994 were reclassified from operating expense to interest expense. Reclassifications had no effect on previously reported consolidated net income.

 2.  CONTINGENT LIABILITIES

          The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

          During the second quarter of 1995, the Company and the Internal Revenue Service (the "IRS") agreed on a settlement of substantially all issues related to the IRS examination of the Company's federal income tax returns for the years 1983 through 1988, including matters relating to the Company's abandonment of its 10% interest in Washington Public Power Supply System Unit No. 3 ("WPPS 3"). The settlement had no effect on consolidated net income, although it had the effect of reducing Electric Operations' earnings by $32 million and increasing other earnings by $32 million.

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

 3.  SALE OF A SUBSIDIARY

          On August 7, 1995, Pacific Telecom closed the sale of the stock of Alascom, Inc. ("Alascom") to AT&T Corp. ("AT&T"), in a transaction providing $366 million in proceeds. Under terms of the agreement, AT&T paid
$291 million in cash for the Alascom stock and for settlement of all past cost study issues. AT&T agreed to allow Pacific Telecom to retain the $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to a Federal Communications Commission ("FCC") order. AT&T made a down payment of $30 million to Pacific Telecom upon signing the stock purchase agreement in October 1994. The remaining $261 million was paid when the transaction closed.

Summarized income statement data for Alascom are as follows:

                                                              Nine Months
                                       Third Quarter      Ended September 30,
                                      _______________     ___________________
                                     1995        1994     1995           1994
                                     ____        ____     ____           ____
                                                 (In Millions)

         Revenues                   $28.8      $101.4    $193.1         $261.1
         Income from operations       6.5        32.8      36.9           63.6

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS

                                                                            Nine Months
                                                             Percentage        Ended           Percentage
                                          Third Quarter      Increase/      September 30,      Increase/
                                         ________________                  _______________
                                         1995        1994    (Decrease)    1995       1994     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                     (Dollars in Millions, except per share)

Revenues                              $  849.7     $ 915.0       (7)%    $2,511.8   $2,616.4       (4)%
                                       _______      ______                _______    _______

Income from operations (1)               284.4       271.9        5         766.4      741.6        3
                                       _______      ______                _______    _______

Net income                               169.0       131.8       28         377.3      341.6       10
                                       _______      ______                _______    _______

Earnings contribution
  on common stock (2)
    Electric Operations                   88.1        87.4        1         191.3      233.2      (18)
    Telecommunications                    52.9        25.7      106          85.0       54.6       56
    Other                                 17.9         8.7      106          70.6       24.1        *
                                       _______      ______                _______    _______
          Total                       $  158.9     $ 121.8       30      $  346.9   $  311.9       11
                                       _______      ______                _______    _______
                                       _______      ______                _______    _______

Earnings per common share             $    .56     $   .43       30      $   1.22   $   1.10       11

Average number of common shares
  outstanding (thousands)              284,277     283,503        -       284,271    282,473        1

*Not a meaningful number.

(1) Finance interest of $6.5 million in the third quarter of 1994 and $23.5 million in the nine months ended September 30, 1994 was reclassified from operating expense to interest expense.
     Reclassifications had no effect on previously reported consolidated net income.

(2) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other; (c) amounts are net of preferred dividend requirements and minority interest.

Comparison of the third quarters of 1995 and 1994
_________________________________________________

 .  Earnings contribution on common stock increased $37 million or 30%.

   .. Electric Operations' earnings contribution increased $1 million or 1%. Reductions in fuel and purchased power expenses of $17 million offset the revenue decrease of $12 million caused primarily by weak wholesale energy prices and well closures by certain industrial customers. Increases in depreciation expense of $5 million and interest expense of $3 million were partially offset by additional cost reductions.

   .. Telecommunications' earnings contribution increased $27 million or 106% primarily due to the $37 million gain on the sale of Alascom to AT&T in August 1995. Excluding the effect of the Alascom gain and Alascom's earnings contribution in these periods, Telecommunication's contribution increased $5 million or 54% primarily due to the acquisition of local exchange assets in Colorado in 1995.

   .. The earnings contribution of other businesses increased $9 million or 106% primarily due to increased gains of $8 million resulting from sales of finance assets and reduced interest expense resulting from lower debt levels.


Comparison of the nine-month periods ended September 30, 1995 and 1994
______________________________________________________________________

 .  Earnings contribution on common stock increased $35 million or 11%.

   .. Electric Operations' earnings contribution decreased $42 million or 18% primarily due to the $32 million settlement with the IRS relating to the abandonment of WPPS 3 and the resolution of substantially all other tax issues for the years 1983 through 1988. Excluding this settlement, Electric Operations' earnings contribution decreased $10 million or 4%. Lower prices and volumes sold in the wholesale market resulting from increased competition and mild temperatures in the region and lower sales to industrial customers were offset by reductions in fuel and purchased power expenses. Increases in depreciation and interest expenses also reduced earnings.

   .. Telecommunications' earnings contribution increased $30 million or 56% primarily due to the $37 million gain from the sale of Alascom. Excluding the effect of the Alascom gain and Alascom's earnings contribution in these periods, Telecommunications' contribution increased $10 million or 51% due to the acquisition of local exchange assets in Colorado, growth in existing local exchange and cellular operations and revised local exchange revenue estimates for prior years. These increases were partially offset by increased interest expense resulting from higher levels of short-term debt outstanding.

   .. The earnings contribution of other businesses increased $47 million primarily due to the release of $32 million of tax accruals relating to the settlement with the IRS described above, increased income of $11 million resulting from sales of finance assets and reduced interest expense resulting from lower debt levels.

 . The average number of common shares outstanding rose 1% due to issuances under dividend reinvestment and employee stock ownership plans. In November 1994, the Company ceased issuing new shares to meet the requirements under the plans. The Company periodically evaluates the advantages of common share issuances in the context of its current capital structure, financing needs and market price and may consider future issuances.

                             RESULTS OF OPERATIONS

Electric Operations
___________________

                                                                             Nine Months
                                                             Percentage         Ended          Percentage
                                          Third Quarter      Increase/      September 30,      Increase/
                                         ________________                  _______________
                                         1995        1994    (Decrease)    1995       1994     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)

Revenues
  Residential                           $158.1      $158.1        -%     $  516.1   $  511.8         1%
  Commercial                             150.3       147.3        2         427.2      421.6         1
  Industrial                             191.3       199.0       (4)        528.5      553.7        (5)
  Other                                    7.8         8.0       (3)         22.5       23.1        (3)
                                         _____       _____                _______    _______
    Retail sales                         507.5       512.4       (1)      1,494.3    1,510.2        (1)
  Wholesale sales                        144.7       150.6       (4)        370.2      392.3        (6)
  Other                                   15.9        16.9       (6)         45.0       44.1         2
                                         _____       _____                _______    _______
      Total                              668.1       679.9       (2)      1,909.5    1,946.6        (2)
Operating expenses                       452.5       472.4       (4)      1,325.4    1,364.3        (3)
                                         _____       _____                _______    _______
Income from operations                   215.6       207.5        4         584.1      582.3         -
Interest expense                          70.3        67.5        4         238.1      200.2        19
Other income - net                       (13.1)      (15.1)      13         (33.9)     (32.0)       (6)
Income taxes                              60.2        57.7        4         158.2      151.2         5
                                         _____       _____                _______    _______
Net income                                98.2        97.4        1         221.7      262.9       (16)
Preferred dividend requirement            10.1        10.0        1          30.4       29.7         2
                                         _____       _____                _______    _______
Earnings contribution                   $ 88.1      $ 87.4        1      $  191.3   $  233.2       (18)
                                         _____       _____                _______    _______
                                         _____       _____                _______    _______

Energy sales (millions of kWh)
  Residential                            2,594       2,604        -         8,662      8,580         1
  Commercial                             2,870       2,828        1         8,018      7,893         2
  Industrial                             5,446       5,633       (3)       15,002     15,575        (4)
  Other                                    156         165       (5)          447        470        (5)
                                        ______      ______                _______    _______
    Retail sales                        11,066      11,230       (1)       32,129     32,518        (1)
  Wholesale sales                        4,348       4,363        -        10,872     11,314        (4)
                                        ______      ______                _______    _______
      Total                             15,414      15,593       (1)       43,001     43,832        (2)
                                        ______      ______                _______    _______
                                        ______      ______                _______    _______

Residential average usage (kWh)          2,223       2,262       (2)        7,450      7,499        (1)
Total customers (end of period)      1,368,520   1,347,018        2     1,368,520  1,347,018         2

Comparison of the third quarters of 1995 and 1994
_________________________________________________

 .  Revenues decreased $12 million or 2%.

   .. Residential revenues and related kWh volume sold were virtually unchanged. The $3 million effect of a 1% increase in the average number of customers was partially offset by the $1 million effect of lower average prices due to changes in customer mix and a $1 million decrease resulting from the sale of Sandpoint, Idaho distribution facilities.

   .. Commercial revenues increased $3 million or 2% primarily due to the $6 million effect of increased customer usage and a 1% increase in the average number of commercial customers, partially offset by $2 million of weather-related decreases and a $1 million decrease associated with the sale of Sandpoint, Idaho distribution facilities.

   .. Industrial revenues decreased $8 million or 4% and related kWh volume decreased 3% primarily due to a $7 million decrease resulting from permanent oil and gas well closures in Wyoming.

   .. Wholesale revenues decreased $6 million or 4% while kWh volume was virtually unchanged. Lower short-term and spot market volumes and prices decreased wholesale revenues by $9 million and $7 million, respectively.

       The lower prices resulted from increased competition, surplus hydro generation in the region and low natural gas prices. Partially offsetting the declines were new long-term firm contracts, adding
       $7 million, and increases in prices and volumes under existing long-term firm wholesale contracts totaling $3 million.

 .  Operating expenses decreased $20 million or 4%.

   .. Fuel expense decreased $9 million or 7%. Thermal generation declined 569,000 mWh or 4% due to a 174,000 mWh or 36% increase in hydro generation, unplanned outages, reduced demand and the availability of lower-cost purchased power in the spot market.

   .. Purchased power expense decreased $8 million or 10% and purchased kWh volume decreased 5%. Significantly lower spot market prices and a 24% reduction in volumes purchased in the spot market resulted in expense reductions of $8 million and $7 million, respectively. These declines were partially offset by increased firm purchase expense of $4 million, of which $2 million was due to higher prices and $2 million to increased kWh volumes purchased.

       Bonneville Power Administration ("BPA"), a wholesale power and wheeling supplier, increased its rates effective October 1, 1995. The new rates will increase Electric Operations' capacity and wheeling expenses by approximately $4 million annually and will reduce the exchange benefits directly received by Electric Operations' residential and small farm customers by approximately $10 million annually. Electric Operations has received approval for price increases that will allow it to recover the loss of exchange benefits.

       On July 10, 1995, BPA issued its initial 1996 rate case proposal. This proposal will be subject to a rate hearing which is expected to conclude April 30, 1996, with final wholesale power and wheeling rates to be effective October 1, 1996.

   .. Other operations expense decreased $5 million or 6% primarily due to timing of distribution system expenses relating to removing and resetting transformers and meters.

   .. Administrative and general expense decreased $2 million or 5% primarily due to an $8 million decrease resulting from reduced employee incentive plan accruals, partially offset by increases in labor, employee expenses, computer services, filing fees and various other expenses.

   .. Depreciation and amortization expense increased $5 million or 6% primarily due to additional plant in service.

 .  Earnings contribution increased $1 million or 1%.

   ..  Income from operations increased $8 million or 4%.

   .. Interest expense increased $3 million or 4% primarily due to the effects of higher levels of debt outstanding in 1995.

   .. Other income decreased $3 million primarily due to a $7 million decrease in sales of surplus sulphur dioxide emission allowances, partially offset by a $3 million gain from sales of assets in 1995.

   .. Income tax expense increased $2 million or 4% primarily due to a higher effective tax rate resulting from the reversal of deductions flowed through to ratepayers in prior years.


Comparison of the nine-month periods ended September 30, 1995 and 1994
______________________________________________________________________

 .  Revenues decreased $37 million or 2%.

   .. Residential revenues increased $4 million or 1% and related kWh volume increased 1% primarily due to the $10 million effect of a 2% increase in the average number of residential customers, partially offset by a $5 million decrease resulting from the sale of the Sandpoint, Idaho distribution facilities.

   .. Commercial revenues increased $6 million or 1% primarily due to a 2% increase in the average number of commercial customers and increased customer usage adding $8 million and $6 million, respectively. Partially offsetting these increases were weather-related decreases of $4 million and a $3 million decrease resulting from the sale of Sandpoint, Idaho distribution facilities.

   .. Industrial revenues decreased $25 million or 5% due to a 4% decrease in kWh volume. Sales to oil and gas customers in Wyoming decreased
       $14 million due to permanent well closures. Additionally, sales to irrigation customers decreased $10 million due to increased rainfall and mild temperatures in 1995 and $2 million resulting from the sale of the Sandpoint, Idaho distribution facilities.

   .. Wholesale revenues decreased $22 million or 6% and related kWh volume decreased 4%. Spot and short-term market revenues decreased
       $20 million due to lower prices and $12 million due to lower volumes sold. The lower prices resulted from increased competition, the effect of lower natural gas prices, moderate winter heating temperatures and an abundance of hydro generation in the region. The decreases were partially offset by a $10 million increase in firm sales resulting primarily from higher volumes sold.

 .  Operating expenses decreased $39 million or 3%.

   .. Fuel expense decreased $39 million or 11%. Thermal generation declined 2,631,000 mWh or 7% due to a 978,000 mWh or 42% increase in hydro generation, reduced demand and the availability of lower-cost purchased power in the spot market.

   .. Purchased power expense decreased $11 million or 5%. A $25 million decrease resulting from lower spot market prices was partially offset by a $6 million increase in prices for firm purchases, decreased BPA exchange benefits of $5 million and an increase of $3 million resulting from higher volumes purchased.

   .. Maintenance expense decreased $5 million or 4% primarily due to lengthening the intervals between thermal plant overhauls and extending the duration of maintenance overhaul periods at some plants, thereby reducing the use of contract employees and overtime pay.

   .. Depreciation and amortization expense increased $15 million or 7% primarily due to additional plant in service.

 .  Earnings contribution decreased $42 million or 18%.

   ..  Income from operations increased $2 million.

   .. Interest expense increased $38 million or 19% primarily due to the $28 million interest portion of the tax settlement with the IRS referred to above. The remaining $10 million increase was primarily due to the effects of higher short-term interest rates and higher levels of long-term debt outstanding in 1995.

   .. Income tax expense increased $7 million or 5% primarily due to the net effects of the tax settlement ($15 million of additional taxes due, partially offset by an $11 million tax benefit from related interest expense). Additionally, income taxes rose due to a higher effective tax rate associated with the reversal of deductions flowed through to ratepayers in prior years.

Telecommunications
__________________

                                                                             Nine Months
                                                             Percentage         Ended          Percentage
                                          Third Quarter      Increase/      September 30,      Increase/
                                         ________________                  _______________
                                         1995        1994    (Decrease)    1995       1994     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)

Revenues
  Local network service                 $ 30.7      $ 24.7       24%      $ 87.9     $ 70.9        24%
  Network access service                  54.5        42.1       29        155.2      125.5        24
  Long distance network service           23.6        82.8      (71)       149.9      208.3       (28)
  Private line service                     4.7        14.5      (68)        34.3       43.7       (22)
  Sales of cable capacity                   .7         1.7      (59)         3.4        4.3       (21)
  Cellular and other                      29.3        28.7        2         86.8       78.1        11
                                         _____       _____                 _____      _____
     Total                               143.5       194.5      (26)       517.5      530.8        (3)
Operating expenses                       104.3       139.5      (25)       392.7      406.4        (3)
                                         _____       _____                 _____      _____
Income from operations                    39.2        55.0      (29)       124.8      124.4         -
Interest expense                           8.8         8.7        1         30.3       26.6        14
Other (income) expense - net             (66.7)        2.0        *        (63.0)       2.9         *
Income taxes                              12.8        14.6      (12)        36.1       31.8        14
                                         _____       _____                 _____      _____
Net Income                                84.3        29.7        *        121.4       63.1        92
Minority interest and other               31.4         4.0        *         36.4        8.5         *
                                         _____       _____                 _____      _____
Earnings contribution                   $ 52.9      $ 25.7      106       $ 85.0     $ 54.6        56
                                         _____       _____                 _____      _____
                                         _____       _____                 _____      _____

Telephone access lines (end
  of period)                           508,847     414,821       23      508,847    414,821        23

*Not a meaningful number.

See Note 1 to Condensed Consolidated Financial Statements for information regarding Holdings' acquisition of the 13% publicly held minority interest in Pacific Telecom.

See Note 3 to Condensed Consolidated Financial Statements for information regarding the sale of Alascom to AT&T. The Company recognized an after-tax gain of approximately $37 million from the sale, based on its 87% ownership interest of Pacific Telecom when the sale occurred. The table below contains summarized income statement data for Alascom and the effects of the sale of Alascom in August 1995, which included a $67 million gain realized by Pacific Telecom from the sale, the write off of $20 million of goodwill related to Alascom and $9 million of minority interest associated with the sale. The table below does not include interest allocations made by Pacific Telecom in these periods.

                                                              Nine Months
                                                                 Ended
                                        Third Quarter        September 30,
                                        _____________        _____________
                                        1995     1994        1995     1994
                                        ____     ____        ____     ____
                                                 (In Millions)

    Revenues
      Long distance network service   $ 23.2   $ 82.6      $148.8    $207.3
      Private line service               4.7     14.5        34.3      43.7
      Other                               .9      4.3        10.0      10.1
                                       _____    _____       _____     _____
        Total                           28.8    101.4       193.1     261.1
    Operating expenses                  22.3     68.6       156.2     197.5
                                       _____    _____       _____     _____
    Income from operations               6.5     32.8        36.9      63.6
    Other income - net                 (66.2)     (.5)      (65.9)     (2.7)
    Income taxes                         2.5     13.3        14.0      25.0
                                       _____    _____       _____     _____
    Net income                          70.2     20.0        88.8      41.3
    Minority interest and other         30.2      2.7        32.3       5.6
                                       _____    _____       _____     _____
    Earnings contribution             $ 40.0   $ 17.3      $ 56.5    $ 35.7
                                       _____    _____       _____     _____
                                       _____    _____       _____     _____

The discussion below is presented excluding the effect of the Alascom gain and Alascom's earnings contribution in these periods.

Comparison of the third quarters of 1995 and 1994.
_________________________________________________

 .  Revenues increased $22 million or 23%.

   .. Local network service revenues increased $6 million or 24% primarily due to $4 million from local exchange assets acquired in Colorado and increases of $2 million from increased extended area service revenue and the effects of internal access line growth.

   .. Network access service revenues increased $12 million or 29% primarily due to $10 million from the Colorado acquisition and a $1 million increase resulting from a 5% growth in access lines, exclusive of the acquisition.

   .. Cellular and other revenues increased $4 million or 16% due to the $3 million effect of cellular customer growth and $1 million of other revenues due to the Colorado acquisition.

 .  Operating expenses increased $11 million or 16%.

   .. Operations expense increased $2 million or 12% primarily due to increases of $2 million resulting from cellular customer growth and $1 million from the Colorado acquisition.

   .. Maintenance expense increased $4 million or 22% due to increases of $2 million from the Colorado acquisition, $1 million due to local exchange customer growth and upgrades and $1 million due to cellular customer growth.

   .. Depreciation expense increased $3 million or 17% primarily due to the Colorado acquisition.

 .  Earnings contribution increased $5 million or 54%.

   .. Income from operations increased $11 million or 47% primarily due to a $7 million increase from the Colorado acquisition. Excluding the effect of the acquisition, income from operations increased $4 million or 16%.

   .. Income tax expense increased $9 million due to higher taxable income and a $4 million increase resulting from the effect of benefits of consolidation realized in 1994.


Comparison of the nine-month periods ended September 30, 1995 and 1994.
______________________________________________________________________

 .  Revenues increased $55 million or 20%.

   .. Local network service revenues increased $17 million or 24% primarily due to $10 million of revenue from the Colorado acquisition, the $4 million effect of internal access line growth and a $2 million increase in extended area and enhanced services.

   .. Network access service revenues increased $30 million or 24% due to $24 million of revenue from the Colorado acquisition and $4 million from revised local exchange revenue estimates for prior years.

   .. Cellular and other revenues increased $9 million or 13% primarily due to the $8 million effect of cellular customer growth and $2 million of revenue from the Colorado acquisition.

 .  Operating expenses increased $28 million or 13%.

   .. Operations expense increased $5 million or 10% primarily due to increases of $3 million from the Colorado acquisition and $3 million from growth in cellular operations.

   .. Maintenance expense increased $10 million or 19% primarily due to increases of $5 million from the Colorado acquisition, $3 million from other local exchange company project work, growth in access lines and network upgrades and $1 million due to growth in cellular operations.

   .. Administrative and general expense increased $2 million or 6% primarily due to the Colorado acquisition.

   .. Depreciation expense increased $9 million or 15% primarily due to increases of $9 million from the Colorado acquisition and $3 million from increased local exchange company depreciable plant balances. These increases were partially offset by a decrease of $5 million from an Alaskan local exchange rate decrease ordered in December 1994.

 .  Earnings contribution increased $10 million or 51%.

   .. Income from operations increased $27 million or 45% primarily due to a $15 million increase from the Colorado acquisition. Excluding the acquisition, income from operations increased $12 million or 20%.

   .. Interest expense increased $3 million or 13% due to increased short-term borrowings used to fund the acquisition of Colorado assets.

   .. Income tax expense increased $15 million due to higher taxable income and a $4 million increase resulting from the effect of benefits of consolidation realized in 1994.

FINANCIAL CONDITION -

     For the nine months ended September 30, 1995:

          Net cash flows of $704 million were provided by operating activities during the period. Uses for cash were: $435 million for construction program expenditures and $261 million for dividends.

          During 1995, the Company sold certain of its demand-side receivables, realizing net proceeds of $23 million.

          In May 1995, the Company issued $120 million of 8 3/8% Junior Subordinated Deferrable Interest Debentures, Series A due June 30, 2035, for net proceeds of $116 million. The proceeds were used to repay short-term debt. In June 1995, the Company issued $100 million of 6 5/8% First Mortgage and Collateral Trust Bonds ("FMB") due June 1, 2007. A portion of the proceeds, initially used to repay short-term debt, was used in July 1995 to retire $56 million of previously issued FMB, with interest rates ranging from 7% to 7 3/4% and maturities from 1998 to 2002.

          In October 1995, the Company exchanged $56 million of 8.55% Junior Subordinated Deferrable Interest Debentures, Series B due 2025 for 2,233,037 shares of its $1.98 No Par Serial Preferred Stock, Series 1992.

          At September 30, 1995, the Company had $349 million of commercial paper and bank borrowings outstanding at an average weighted rate of 5.9%. These borrowings are supported by a $500 million revolving credit agreement. At September 30, 1995, the consolidated subsidiaries had access to $650 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $78 million of commercial paper outstanding at September 30, 1995, as well as borrowings of $89 million under bank revolving credit facilities. At September 30, 1995, the Companies had $75 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for loans of funds between parties at short-term market rates.

          On September 27, 1995, holders of a majority of the 5.3 million shares of outstanding common stock held by minority shareholders of Pacific Telecom voted in favor of the merger of a wholly owned subsidiary of Holdings into Pacific Telecom. Shareholders tendering shares pursuant to the merger were paid a total of $117 million, or $30 per share, and an accrued liability of $42 million was established to cover estimated amounts payable to dissenters. The cash payments were funded by Holdings with proceeds from the issuance of short-term debt.

          On February 15, 1995, Pacific Telecom acquired certain rural telephone exchange assets in Colorado from U.S. West Communications, Inc. ("USWC") for $200 million in cash. To fund the acquisition, Pacific Telecom used short-term debt.

          On August 7, 1995, Pacific Telecom closed the sale of the stock of Alascom to AT&T for proceeds of $366 million. Pacific Telecom received
$105 million in advance of the sale, and the remaining $261 million was paid when the transaction closed. Proceeds were used to retire short-term debt. See
Note 3 to Condensed Consolidated Financial Statements for information regarding the sale of Alascom.

          On September 30, 1995, Pacific Telecom acquired certain local exchange assets representing 26 exchanges serving approximately 20,000 access lines in Washington from USWC for $86 million in cash. Pacific Telecom primarily used short-term debt to fund the acquisition.

          On October 20, 1995 Pacific Telecom acquired certain rural exchange assets representing 23 exchanges serving approximately 16,000 access lines in Oregon from USWC for $82 million in cash. Pacific Telecom primarily used proceeds of $76 million from the issuance of medium-term notes to fund the acquisition.

          The Company believes that its existing and available capital resources are sufficient to meet working capital, dividend and the majority of construction needs in 1995.
______________________________________________________________________________

          The condensed consolidated financial statements as of September 30, 1995 and December 31, 1994 and for the three-month and nine-month periods ended September 30, 1995 and 1994 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT


PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income and retained earnings for the three-month and nine-month periods ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Portland, Oregon

November 10, 1995

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          In Sierra Club v. Public Service Company of Colorado, Inc., Salt
             _____________________________________________________________
          River Project Agricultural Improvement and Power District and
          _____________________________________________________________
          PacifiCorp, Case No. 93-B-1749, United States District Court for the
          __________
          District of Colorado (see "Item 1. Legal Proceedings," at page 24 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and "Item 1. Business--Electric Utility Business-- Environment," at page 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994), the defendants' petition to the Tenth Circuit Court of Appeals for interlocutory review was denied. Trial regarding the plaintiff's request for injunctive relief is scheduled for May 20, 1996.

          The parties participated in an initial settlement conference before the District Court pursuant to which the defendants expressed a willingness, subject to a number of conditions, to install pollution control equipment at both units of the Hayden Generating Station. Further settlement discussions are scheduled for early 1996. The Company is unable to predict the outcome of these discussions, the level of penalties or other remedies the Court may impose upon the joint owners of the Station if a settlement is not reached, or what portion of any such liability would ultimately be borne by the Company.

Item 5.   Other Information
______    _________________

          On September 1, 1995, the Company filed a request with the Oregon Public Utility Commission ("PUC") to raise prices in Oregon by an average of 3.8%. The proposed rate increase amounts to $25 million annually. The Company expects that any changes to prices under this filing would not occur until July 1996. This would be PacifiCorp's first general rate increase since 1987.

          Under the proposal, future price increases would be limited to the change in a broad, producer price inflation index less a productivity offset of 0.5%. Additionally, the maximum amount of any annual price change would be limited to 3% in any given year. The Company is proposing that it be allowed to change prices annually, based on the index-related formula described above, as long as its normalized earnings are within a specific range of return on equity.

          The Company is proposing an earnings range of 5 percentage points above and below a benchmark rate of return on equity. PacifiCorp has requested that the initial benchmark rate of return on equity be
          12.25%.   PacifiCorp is proposing a five-year trial period for its
          plan.

          If approved, PacifiCorp's Oregon filing would result in a 5.6% price increase for residential customers, a 3.7% increase for general service commercial customers, a 1.8% increase for larger commercial and industrial customers and a 3.9% increase for agricultural pumping customers. Prices would not increase uniformly among all customer classes because the cost of serving some customers is different than others. Oregon customers accounted for 31% of PacifiCorp's total retail electric operating revenues in 1994.

          On November 8, 1995, the Company filed a request with the Wyoming Public Service Commission ("PSC") for an overall price increase averaging approximately 4% for its Wyoming customers.

          The proposed rate increase amounts to $10 million annually. The Company expects that any changes in prices under this current filing to occur during the third quarter of 1996, subject to approval from the Wyoming PSC. This would be PacifiCorp's first price increase filing in Wyoming since 1986.

          Other aspects of the filing are similar in concept to that proposed in the filing with the Oregon PUC.

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

          Exhibit 27: Financial Data Schedule for the quarter ended September 30,1995 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K dated September 27, 1995, under Item 5. "Other Events," the Company filed its new release reporting the consummation of the previously announced merger agreement pursuant to which PacifiCorp Holdings, Inc. acquired the minority interest of Pacific Telecom, Inc.

          On Form 8-K dated November 3, 1995, under Item 5. "Other Events," the Company filed a press release reporting financial results for the three- and nine months ended September 30, 1995.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date     November 13, 1995              By RICHARD T. O'BRIEN
     ___________________________           _________________________________
                                           Richard T. O'Brien
                                           Senior Vice President
                                           (Chief Financial Officer)

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

          Exhibit 27:  Financial Data Schedule for the quarter
          ended September 30, 1995 (filed electronically only).