Form 10-K405
period 1995-12-31
PACIFICORP /OR/
filed 1996-03-29
CIK 75594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K
(MARK ONE)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 1-5152
                           --------------------------
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
               offices)                             (Zip Code)

       Registrant's telephone number, including area code: (503) 731-2000
                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON WHICH
             TITLE OF EACH CLASS                             REGISTERED
---------------------------------------------  ---------------------------------------
                Common Stock                           New York Stock Exchange
                                                       Pacific Stock Exchange
    $1.98 No Par Serial Preferred Stock,               New York Stock Exchange
       ($25 Stated Value), Series 1992
   8 3/8% Quarterly Income Debt Securities             New York Stock Exchange
  (Junior Subordinated Deferrable Interest
            Debentures, Series A)
   8.55% Quarterly Income Debt Securities              New York Stock Exchange
  (Junior Subordinated Deferrable Interest
            Debentures, Series B)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On March 1, 1996, the aggregate market value of the shares of voting stock of the Registrant held by nonaffiliates was approximately $6.5 billion.

    As of March 1, 1996, there were 284,760,988 shares of the Registrant's common stock outstanding.
                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1995 are incorporated by reference in Parts I and II.

    Portions of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1995 are incorporated by reference in Part I.

    Portions of the proxy statement of the Registrant for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                           NO.
                                                                          -----
Definitions.............................................................    ii
Part I
  Item 1.     Business..................................................     1
                The Organization........................................     1
                Electric Utility Operations.............................     2
                Pacific Telecom.........................................    10
                Other...................................................    10
                Employees...............................................    16
  Item 2.     Properties................................................    17
  Item 3.     Legal Proceedings.........................................    18
  Item 4.     Submission of Matters to a Vote of Security Holders.......    20
  Item 4A.    Executive Officers of the Registrant......................    20
Part II
  Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters......................................    21
  Item 6.     Selected Financial Data...................................    22
  Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    22
  Item 8.     Financial Statements and Supplementary Data...............    22
  Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................    22
Part III
  Item 10.    Directors and Executive Officers of the Registrant........    22
  Item 11.    Executive Compensation....................................    22
  Item 12.    Security Ownership of Certain Beneficial Owners and
               Management...............................................    22
  Item 13.    Certain Relationships and Related Transactions............    22
Part IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.................................................    23
Signatures..............................................................    28
Appendices
  Statements of Computation of Ratio of Earnings to Fixed Charges
  Statements of Computation of Ratio of Earnings to Combined Fixed
   Charges and Preferred Stock Dividends
  List of Subsidiaries
  Portions of the Annual Report on Form 10-K of Pacific Telecom, Inc.
   for the year ended December 31, 1995

                                  DEFINITIONS

    When the following terms are used in the text they will have the meanings indicated:

TERM                                                                         MEANING
---------------------------------------------  -------------------------------------------------------------------
BPA..........................................  Bonneville Power Administration
Company......................................  PacifiCorp, an Oregon corporation
FERC.........................................  Federal Energy Regulatory Commission
Holdings.....................................  PacifiCorp Holdings, Inc., a wholly owned subsidiary of the Company
PGC..........................................  Pacific Generation Company, a wholly owned subsidiary of Holdings, and its subsidiaries
PFS..........................................  PacifiCorp Financial Services, Inc., a wholly owned subsidiary of
                                                Holdings, and its subsidiaries
Pacific Power................................  Pacific Power & Light Company, the assumed business name of the
                                                Company under which it conducts a portion of its retail electric operations
Pacific Telecom..............................  Pacific Telecom, Inc., a wholly owned subsidiary of Holdings, and its subsidiaries
Powercor.....................................  Powercor Australia Limited, a wholly owned subsidiary of Holdings, and its immediate parent companies, PacifiCorp Australia Holdings
                                                Pty Ltd and PacifiCorp Australia LLC
Utah Power...................................  Utah Power & Light Company, the assumed business name of the
                                                Company under which it conducts a portion of its retail electric operations

                                     PART I

ITEM 1.  BUSINESS

                                THE ORGANIZATION

    The Company is an electric utility that conducts a retail electric utility business through Pacific Power and Utah Power, and engages in power production and sales on a wholesale basis under the name PacifiCorp. The Company formed Holdings in 1984 to hold the stock of the Company's principal subsidiaries and to facilitate the conduct of businesses not regulated as electric utilities. The Company's strategic business plan is to strengthen the scope and competitive position of its electric utility and telecommunications operations and to develop and expand its nonregulated, energy-related activities, including its independent power production and cogeneration business.

    Through Holdings, the Company indirectly owns 100% (previously 87% owned) of Pacific Telecom, a telecommunications company that provides local telephone service and access to the long distance network in Alaska, seven other western states and three midwestern states, provides cellular mobile telephone services in six states and is engaged in sales of capacity in and operation and maintenance of a submarine fiber optic cable between the United States and Japan. On December 12, 1995, Holdings purchased 100% of Powercor, an electricity distributor in Australia. Powercor serves approximately 540,000 customers in suburban Melbourne and the western and central regions of the State of Victoria in southeast Australia. Holdings also has interests in the independent power production and cogeneration businesses through PGC, and continues to liquidate portions of the loan, leasing and real estate investment portfolio of PFS. PFS presently expects to retain only its tax-advantaged investments in leveraged lease assets (primarily aircraft) and affordable housing, and is limiting its pursuit of tax-advantaged investment opportunities to affordable housing.

    Holdings is expanding its nonregulated businesses that are engaged in wholesale marketing and aggregating of electricity, plant and fuels management, utilities services and retail energy services. On January 30, 1996, Holdings and Big Rivers Electric Corporation ("Big Rivers"), a generation and transmission cooperative based in Henderson, Kentucky, signed a letter of intent providing for PacifiCorp Kentucky Energy Company ("PKE"), a wholly owned subsidiary of Holdings, to operate and manage Big Rivers' power plants under a 25-year operating agreement.

    Note 14 to the Company's Consolidated Financial Statements, incorporated herein by reference under Item 8, contains information with respect to the revenue and income from operations contributed by each of the Company's industry segments for the past three years and the identifiable assets attributable to each segment at the end of each of those years; this information is incorporated herein by this reference. For the year ended December 31, 1995, 77% of PacifiCorp's revenues from operations were derived from Electric Operations, while Pacific Telecom contributed 19%.

    From time to time, the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: utility commission practices; regional economic conditions; weather variations affecting customer usage, competition in bulk power markets and hydroelectric production; wholesale power marketing results; environmental, regulatory and tax legislation; technological developments in the electricity and telecommunications industries; and the cost of debt and equity capital. Any forward-looking statements issued by the Company should be considered in light of these factors.

    The Company's common stock (symbol PPW) is traded on the New York and Pacific Stock Exchanges. The Company's $1.98 No Par Serial Preferred Stock, Series 1992, 8 3/8% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest Debentures, Series A) and 8.55% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest Debentures, Series B) are traded on the New York Stock Exchange.

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

SERVICE AREA

    The Company serves over 1.3 million retail customers in service territories aggregating about 153,000 square miles in portions of seven Western states:
Utah, Oregon, Wyoming, Washington, Idaho, California and Montana. The service area contains diversified industrial and agricultural economies.

    Principal industrial customers include oil and gas extraction, lumber and wood products, paper and allied products, chemicals and primary metals and mining companies. Agricultural products include potatoes, hay, grain and livestock.

    The geographical distribution of retail electric operating revenues for the year ended December 31, 1995 was Utah, 37%; Oregon, 32%; Wyoming, 14%; Washington, 8%; Idaho, 4%; California, 3%; and Montana, 2%.

CUSTOMERS

    Electric utility revenues and energy sales, by class of customer, for the three years ended December 31, 1995 were as follows:

                                                               1995                   1994                   1993
                                                       ---------------------  ---------------------  ---------------------
Operating Revenues (Dollars in millions):
  Residential........................................  $    721.9         28% $    724.9         28% $    698.9         29%
  Commercial.........................................       575.9         23       570.4         22       543.9         22
  Industrial.........................................       697.6         28       726.3         28       696.2         28
  Government, Municipal and Other....................        29.7          1        30.7          1        29.8          1
                                                       ----------        ---  ----------        ---  ----------        ---
    Total Retail Sales...............................     2,025.1         80     2,052.3         79     1,968.8         80
  Wholesale Sales-Firm...............................       487.7         19       456.2         18       422.5         17
  Wholesale Sales-Nonfirm............................        32.3          1        76.5          3        77.3          3
                                                       ----------        ---  ----------        ---  ----------        ---
    Total Energy Sales...............................     2,545.1        100%    2,585.0        100%    2,468.6        100%
                                                                         ---                    ---                    ---
                                                                         ---                    ---                    ---
  Other Revenues(1)..................................        71.0                   62.8                   38.3
                                                       ----------             ----------             ----------
    Total Operating Revenues.........................  $  2,616.1             $  2,647.8             $  2,506.9
                                                       ----------             ----------             ----------
                                                       ----------             ----------             ----------
Kilowatt-hours Sold (kWh in millions):
  Residential........................................      12,030         20%     12,127         21%     12,055         21%
  Commercial.........................................      10,797         18      10,645         18      10,085         18
  Industrial.........................................      19,748         33      20,306         34      19,671         34
  Government, Municipal and Other....................         592          1         623          1         602          1
                                                       ----------        ---  ----------        ---  ----------        ---
    Total Retail Sales...............................      43,167         72      43,701         74      42,413         74
  Wholesale Sales-Firm...............................      13,946         24      12,418         21      11,919         21
  Wholesale Sales-Nonfirm............................       2,430          4       3,207          5       3,030          5
                                                       ----------        ---  ----------        ---  ----------        ---
    Total kWh Sold...................................      59,543        100%     59,326        100%     57,362        100%
                                                       ----------        ---  ----------        ---  ----------        ---
                                                       ----------        ---  ----------        ---  ----------        ---

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

    During 1995, no single retail customer accounted for more than 1.6% of the Company's retail utility revenues and the 20 largest retail customers accounted for 11.7% of total retail electric revenues.

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

    The Energy Policy Act of 1992 eased restrictions on independent power production and gave the FERC authority to mandate wholesale wheeling. The FERC is moving quickly to set the stage for competition. In a series of orders and notices of proposed rulemaking, the FERC has heightened the level of industry discussion regarding topics such as transmission access and pricing, stranded investment, unbundling of services and comparability of service standards. In addition, several states have taken actions that may increase competition at the retail level. In connection with these developments, the Company has filed open access point-to-point and network integration tariffs with the FERC.

    The Company is formulating strategies to meet these new challenges and maintain its competitive position. The Company has restructured its electric operations into three internal business units -- generation, wholesale transactions and transmission, and retail sales. The Company is also seeking alternate forms of regulation that would include performance indexes to give shareholders an appropriate opportunity to share in the rewards and risks of competition. The Company plans to focus on the development of new products and services, as well as the use of existing technologies in new ways. The Company has begun to offer power supply services to other utilities, including dispatch assistance, daily system load monitoring, backup power, power storage and power marketing, and services to retail customers that encourage efficient use of energy. In addition, the Company has opened a wholesale power marketing office in Nevada. A wholly owned subsidiary of Holdings, PacifiCorp Power Marketing, has obtained authorization from the FERC to sell power at market prices nationwide. Depending upon the success of these strategies, the Company will continue to adjust its competitive direction.

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

    The Company's transmission system connects with other utilities in the Northwest having low-cost hydroelectric generation and with utilities in California and the Southwest having higher-cost, fossil-fuel generation. In periods of favorable hydro conditions, the Company utilizes lower-cost hydroelectric power to supply a greater portion of its load and attempts to sell its displaced higher-cost thermal generation to other utilities. In periods of less favorable hydro conditions, the Company seeks to sell excess thermal generation to utilities that are more dependent on hydroelectric generation than the Company. During the winter, the Company is able to purchase power from Southwest utilities, either for its own peak requirements or for resale to other Northwest utilities. During the summer, the Company is able to sell excess power to Southwest utilities to assist them in meeting their peak requirements. See "Wholesale Sales and Purchased Power."

    The Company owns or has interests in generating plants with an aggregate nameplate rating of 8,412.4 megawatts ("MW") and plant net capability of 7,995.2 MW. See "Item 2. Properties." With its present generating facilities, under average water conditions, the Company expects that approximately 7% of its energy requirements for 1996 will be supplied by its hydroelectric plants and 76% by its thermal plants. The balance of 17% is expected to be obtained under long-term purchase contracts, interchange and other purchase arrangements. Note 9 to the Company's Consolidated Financial Statements, incorporated by reference under Item 8, contains additional details relating to the Company's purchase of power under long-term arrangements.

    The Company is purchasing 1,100 MW of firm capacity from the BPA pursuant to a long-term agreement that extends through August 1, 2011. The Company's current annual payment under this agreement is $80.3 million. The agreement provides for this amount to change at the rate of change of BPA's average system cost. See "Regulation" for information concerning an increase in the BPA's rates.

    In January 1993, the Operating Committee for the Trojan Plant formally approved the permanent cessation of nuclear operations at the plant. A proposed decommissioning plan has been submitted to the Nuclear Regulatory Commission and the State of Oregon. Portland General Electric Company is the operator of the Trojan Plant and owns a 67.5% share. The Eugene Water and Electric Board has assigned its 30% interest in the plant to the BPA, and the Company owns a 2.5% interest. Recovery of the Company's remaining investment in the Trojan Plant ($13.2 million at December 31, 1995) and estimated share of plant closure and decommissioning costs ($15.1 million at December 31, 1995) is subject to regulatory approval.

    Under the requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA"), the Company purchases the output of qualifying facilities constructed and operated by entities that are not public utilities. During 1995, the Company purchased an average of 108 MW from qualifying facilities, compared to an average of 102 MW in 1994.

    The Company plans and manages its capacity and energy resources based on critical water conditions. Under critical or better water conditions in the Northwest, the Company believes that it has adequate reserve generation capacity for its requirements. The Company's historical total firm peak load (including both retail and firm wholesale sales) of 10,082 MW occurred on February 2, 1996, and historical on-system firm peak load of 7,678 MW occurred on February 2, 1996.

WHOLESALE SALES AND PURCHASED POWER

    Wholesale sales continue to contribute significantly to total revenues. The Company's wholesale sales complement its retail business and enhance the efficient use of its generating capacity. In 1995, wholesale sales accounted for 28% of total energy sales and 20% of total energy revenues.

    In addition to its base of thermal and hydroelectric resources, the Company utilizes a mix of long-term and short-term firm power purchases and nonfirm purchases to meet its load obligations and to make sales to other utilities when prices are favorable. Firm power purchases supplied 11% of the Company's total energy requirements in 1995. Nonfirm purchases were 6% of total energy requirements in 1995.

PROPOSED ASSET ADDITIONS

    In accordance with the Company's long-range integrated resource planning process, also referred to as "least-cost planning," the Company considers various future demand and supply options for providing customers with reliable, low-cost energy services. See "Projected Demand." In this connection, the Company also seeks opportunities to acquire existing assets from other utilities.

    In 1993, the Company signed a contract to purchase the entire output from the Hermiston Generating Project located near Hermiston, Oregon. This 474 megawatt natural gas cogeneration project is being developed by U.S. Generating Company ("U.S. Generating"). In November 1994, U.S. Generating commenced construction of the plant. In 1995, the Company exercised its option to purchase, subject to certain conditions, a 50% ownership interest in this project for approximately $174 million. The payment is also contingent upon commercial operation of the project, which is expected to occur in July 1996.

    The Company built a 50 MW cogeneration project at the James River paper mill in Camas, Washington. The steam royalty agreement extends for 20 years. The facility uses steam produced for the paper making process to drive an electric turbine generator and began commercial operation on January 1, 1996.

    The Company plans to participate in two wind generation projects, a 68 MW project in Wyoming and a 31 MW project in Washington, both of which are to be built by Kenetech Windpower and scheduled to begin producing power in 1997. The Company plans to own 55%, or about 38 MW, of the Wyoming project, and 60%, or about 19 MW, of the Washington project.

    The terms of the Company's 1991 transaction with Arizona Public Service Company ("APS") call for the construction by APS of 150 MW of combustion turbines to be owned by the Company. The Company will pay a $20 million fee in January 1997 for rights and services provided by APS. Commercial operation dates for the turbines have not been established.

PROJECTED DEMAND

    Annual increases in retail kilowatt-hour sales for the Company have averaged 1.4% since 1990. Although the sale of the Sandpoint, Idaho properties and the closure of oil and gas wells in Wyoming have negatively impacted retail sales, the Company has benefited from improved economic conditions in portions of its service territory and the Company's commitment to price stability. Price reductions in many of the Company's service territories have helped sustain sales volume growth.

    In connection with its long-range integrated resource planning process, which includes load growth projections for its service areas, the Company considered a range of average annual growth in energy requirements from 0.3% to 3.8% over a 20-year horizon. For the period 1996 to 2000, the average annual growth is expected to be about 2%. Actual results will be determined by a variety of factors, including economic and demographic growth, competition and the effectiveness of energy efficiency programs.

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

    Demand-side management is an element of the Company's diversified portfolio of resources identified in its integrated plan. The use of an energy service charge concept in the Company's demand-side resource programs is intended to allow these resources to be acquired at competitive costs. Under the energy service charge program, the customers receiving the benefits of energy efficiency measures are expected to pay most of the related costs. The Company expended an aggregate of $40 million for demand-side resources in 1995, while acquiring 30.9 average MW of energy efficiency.

ENVIRONMENT

    In addition to land use restrictions and other controls by local governments, the Company is subject to regulation by federal, state and local authorities pursuant to legislation designed to protect and enhance the quality of the environment, including air and water quality, remediation of contamination, waste disposal and protection of endangered species. Environmental regulation has not only increased the cost of providing electric service, it has adversely affected various industrial groups, thereby negatively impacting sales of electricity by the Company to certain customers in those industries. However, the Company has been able to manage these additional costs to date without having to pass the costs directly to its customers in the form of higher rates. The Company's ability to avoid such price increases in the future is uncertain.

    AIR QUALITY. The Company's operations are subject to regulation under the Federal Clean Air Act, as enforced by the Environmental Protection Agency ("EPA") and various state agencies. Some of the Company's plants have recently modified their fuel supply systems or processes in order to meet air quality standards. The Company recently received a notice of alleged violations of the opacity limitations applicable to its Jim Bridger Power Plant. See Item 3. "Legal Proceedings."

    In August 1993, the Sierra Club filed an action against the owners of the Hayden Generating Station alleging violations of state and federal air quality regulations at the station since 1988. In April 1992, the Company acquired interests in two units of the station, which is operated by Public Service Company of Colorado. Among other things, the complaint alleges violations of opacity emission standards and seeks civil monetary penalties and an injunction. The Company has also received a notice of additional violations at the Station from the EPA. See Item 3. "Legal Proceedings."

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

    The 1990 Clean Air Act Amendments require an overall reduction in the emission of sulfur dioxide ("SO(2)") and nitrogen oxides ("NO(x)") from utility generating plants, and establish a system of marketable SO(2) emission allowances. The Company's generating plants burn low-sulfur coal and the majority of the Company's plants representing a majority of its installed capacity have been equipped with SO(2) emission controls. However, this Federal law has resulted in additional operating costs. The Company has installed approximately $13 million of emission monitoring equipment and must reduce NO(x) emissions at some of its generating plants. The SO(2) emission allowances awarded to the Company are sufficient to enable the Company to meet its current requirements and expansion plans and have enabled the Company to take advantage of opportunities to sell surplus allowances to other utilities. The Company recorded sales of surplus SO(2) allowances of $6 million and $9 million in 1995 and 1994, respectively. In 1995, the Company sold surplus NO(x) emissions credits for $.6 million. The Company may have approximately 20,000 to 25,000 tons of surplus SO(2) emission allowances available for sale each year until 2024. The Company also has over 1,000 tons of surplus NO(x) emission credits that originated from the retirement of the Hale generating station and emission reductions at the Gadsby thermal generating plant in the state of Utah.

    The Southwest Air Pollution Control Authority ("SWAPCA") has ordered SO(2) emission limitations to be imposed on the Centralia steam electric generating plant through the application of Reasonably Available Control Technology ("RACT") as mandated by the state of Washington's Clean Air Act. Such limitations could be achieved through the use of low-sulfur coal from sources other than the Centralia mine, or by flue gas desulfurization systems on a portion of the flue gasses, or a combination of those or other means, certain of which could require capital expenditures. The RACT order has been appealed to the Washington Pollution Controls Hearings Board by a private citizen who alleges that SWAPCA failed to consider adequately the plant's emission impact on human health. A hearing has been scheduled for April 1996.

    Emissions from coal-fired generating plants include carbon dioxide (CO(2)). Carbon dioxide emissions are not currently subject to regulation, but have been the subject of increasing public concern. In 1994, the Company joined with 37 other investor-owned utilities to sign a voluntary agreement with the U.S. Department of Energy addressing CO(2) emissions. The Company's specific agreement includes a commitment to reduce its CO(2) emissions to an amount that is 10% less than the emissions in 1990 and to spend $1 million on offset projects by the year 2000. The Company is testing various techniques of
offsetting   CO(2)   emissions   to  determine   their   feasibility   and  cost
effectiveness.

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

    The FWS has identified the Lost River sucker, the shortnose sucker, and the bald eagle as species listed under the ESA that may be affected by operations of the Klamath Project, a hydroelectric project in southern Oregon and Northern California. Waterflows through the Klamath Project are directed by the U.S. Bureau of Reclamation during periods of critically low flows. In recent periods, flows past the Link River Dam have been substantially reduced, which has contributed to a reduction in hydroelectric generation at certain of the Company's downstream hydroelectric plants.

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

    ENVIRONMENTAL CLEANUPS. Under the Comprehensive Environmental Response, Compensation and Liability Act and comparable state statutes, entities that disposed of or arranged for the disposal of hazardous substances, and the owners and operators of the affected property, may be liable for the remediation of contaminated sites. The Company has been identified as a potentially responsible party in connection with a number of cleanup sites to which it may have sent transformers containing polychlorinated biphenyls ("PCBs"), used oil and other hazardous wastes. In addition, certain of the Company's own properties have been identified as requiring remediation. The Company is conducting or participating in investigations and remedial actions with respect to those sites; however, the costs associated with those actions are not expected to be material to the Company's consolidated financial statements.

    WATER QUALITY. The Clean Water Act requires permits for the discharge of certain pollutants into the waters of the United States, including storm water runoff. Under this Act, the EPA has issued effluent limitation guidelines, pretreatment standards and new source performance standards for the control of certain pollutants; and individual states may impose still more stringent limitations. The Company currently has the required discharge permits for its facilities, except for a dredging permit with respect to Bear Lake in Idaho which is expected to involve a contested hearing. Failure to obtain that permit could adversely affect the Company's ability to supply contracted irrigation water in future drought years. Additional regulations may be promulgated in the future, but the Company is unable to predict the extent to which such additional regulations will affect its operations and capital expenditure requirements.

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

    MISCELLANEOUS. In cooperation with Bureau of Land Management ("BLM") and the FWS, the Company has installed a system to prevent birds from landing in the flue gas desulfurization waste pond at the Naughton Plant pond. The Company is in the process of installing a different system on a similar pond at the Jim Bridger plant.

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

    On September 1, 1995, the Company filed a request with the Oregon Public Utility Commission to raise prices in Oregon by an average of 3.8%. The proposed rate increase amounts to $25 million annually and involves a performance-based formula. The Company expects that any changes to prices under this filing would not occur until July 1996. This would be the Company's first general rate increase in Oregon since 1987.

    On November 8, 1995, the Company filed a request with the Wyoming Public Service Commission ("PSC") for an overall price increase averaging approximately 4% for its Wyoming customers. The proposed rate increase amounts to $10 million annually and also involves a performance-based formula. The Company expects any changes in prices under this filing to occur during the third quarter of 1996, subject to approval from the Wyoming PSC. This would be the Company's first price increase filing in Wyoming since 1986.

    It is uncertain whether or not the Company's proposal or any other alternative form of regulation will be adopted in these jurisdictions.

    The Company is currently in the process of relicensing certain of its hydroelectric projects under the Federal Power Act and will be seeking licenses for other projects in the future. The licenses of 12 of the Company's hydroelectric projects expire within the next 10 years. These projects represent 664 MW, or 62%, of the Company's hydroelectric generating capacity, or 8% of total generating capacity. In the new licenses, the FERC is expected to impose conditions designed to address the impact of the projects on fish and other environmental concerns. See "Environment; Endangered Species." The Company is unable to predict the impact of imposition of such conditions, but capital expenditures and operating costs are expected to increase in future periods. In addition, the Company may refuse relicenses for certain projects if the terms of renewal make the projects uneconomical to operate.

    BPA, a wholesale power and wheeling supplier, increased its rates effective October 1, 1995. The new rates increased the Company's capacity and wheeling expenses by approximately $4 million annually and reduced the exchange benefits directly received by the Company's residential and small farm customers by approximately $10 million annually. The Company has received approval for price increases that will allow it to recover the loss of exchange benefits.

    On July 10, 1995, BPA issued its initial 1996 rate case proposal. This proposal will be subject to a rate hearing which is expected to conclude May 31, 1996, with final wholesale power and wheeling rates to be effective October 1, 1996.

CONSTRUCTION PROGRAM

    The following table shows actual construction costs for 1995 and the Company's estimated construction costs for 1996 through 1998, including costs of acquiring demand-side resources. The estimates of construction costs for 1996 through 1998 are subject to continuing review and the Company makes appropriate revisions. These estimates do not include expected expenditures for purchases of generating assets. See "Proposed Asset Additions" for information concerning recent and proposed additions to the Company's generating assets.

                                                                                       ESTIMATED
                                                                            -------------------------------
TYPE OF FACILITY                                               ACTUAL 1995    1996       1997       1998
-------------------------------------------------------------  -----------  ---------  ---------  ---------
                                                                          (DOLLARS IN MILLIONS)
Production...................................................   $     106   $      97  $      97  $     110
Transmission.................................................          17          38         47         45
Distribution.................................................         244         185        209        210
Mining.......................................................          19          25         42         43
Other........................................................          69         106         80         85
                                                                    -----   ---------  ---------  ---------
  Total......................................................   $     455   $     451  $     475  $     493
                                                                    -----   ---------  ---------  ---------
                                                                    -----   ---------  ---------  ---------

                                PACIFIC TELECOM

    Pacific Telecom provides local telephone service and access to the long distance network in Alaska, seven other western states and three midwestern states. Pacific Telecom's sale of its long distance business, Alascom, Inc., to AT&T Corp. was completed in August 1995. Pacific Telecom has acquired and is developing, operating and managing cellular mobile telephone services in six states. Pacific Telecom is also involved in the operation and maintenance of and sale of capacity in a submarine fiber optic cable between the United States and Japan. For further information with respect to the business of Pacific Telecom and the merger under which Holdings acquired the minority interest of Pacific Telecom, see "Item 1. Business" of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1995; such information is incorporated herein by this reference.

                                     OTHER
                                    POWERCOR

GENERAL

    On December 12, 1995, Holdings completed the acquisition of Powercor, an Australian electric distribution company, from Victoria for approximately $1.6 billion in cash. The acquisition, which was structured through a series of wholly owned United States and Australian companies, was financed with borrowings of A$1.2 billion (approximately U.S. $900 million based on the applicable exchange rate as of December 12, 1995) in Australia under a $984 million credit facility and with an equity contribution of $700 million from Holdings that was initially financed with short-term debt in the United States and an equity contribution from PacifiCorp. Holdings is not obligated with respect to repayment of the Australian borrowings.

    Powercor is one of five electricity distribution businesses ("DBs") formed by Victoria, each comprising a geographically based, regulated distribution network function and a retail function that supplies a combination of franchise customers on a geographic basis and non-franchise or contestable customers on a competitive basis. Powercor serves approximately 540,000 customers in suburban Melbourne and the western and central regions of Victoria. Powercor's distribution area covers approximately 57,915 square miles. This region is the largest franchise area in Victoria, representing approximately 64% of the total area of Victoria. The Powercor distribution area accounts for over 1,450,000 people (approximately 32% of Victoria's population).

    Powercor's business is organized into two strategic divisions, Network and Retail, which are supported by a corporate function providing various services, including finance, strategic development, engineering and technology, information technology, human resources, corporate affairs and company secretarial. The key functions of Powercor's divisions are briefly described below.

NETWORK

    Network is responsible for the effective transportation of electrical energy from the extra high voltage transmission network of Power Net Victoria ("PNV"), a body corporate established under Victoria's Electricity Industry Act 1993 (the "Electricity Act"), to Powercor's customers' points of supply. Network is a regulated monopoly and must provide open access to large customers who purchase energy directly from the wholesale market, embedded generators including co-generation, other licensed distributors and licensed retailers, including the Retail division of Powercor. Network's activities are divided into two functions, Distribution and Construction, with support provided by a small number of specialist groups.

    Powercor's electrical distribution network comprises: (i) 66 kV and 22 kV subtransmission lines and underground subtransmission cables that transport wholesale energy from 11 terminal stations owned by PNV and controlled, under lease, by the Victorian Power Exchange, a body corporate established under the Electricity Act ("VPX"); (ii) 51 zone substations that transform electricity to lower voltages (22 kV and below) and then distribute the energy through the distribution network; and (iii) 22 kV, 11 kV and 6.6 kV distribution lines, including distribution substations that transform electricity to low voltages (415 V and below) suitable for connection to the majority of the customers.

    Powercor is party to the following key network contracts: (i) a grid connection agreement with PNV; (ii) a grid use of system agreement with VPX; and
(iii) distribution use of system agreements with Solaris Power Ltd. and Eastern Energy Ltd. (two of the five DBs formed by Victoria). The contracts define the technical relationships at all grid interface points, together with commercial relationships for the associated payments. Although payment for connections and use of system is defined under the relevant contracts, pricing of all network services is subject to regulatory overview.

    Almost all customers within the Powercor franchise area are connected to Powercor's distribution system and have no effective choice in the system over which electricity is supplied to them. Customers may establish or increase their capacity for own generation, become directly connected to the Victorian grid, or relocate operations outside Powercor's franchise area.

    There are currently 11 independent systems operating within Powercor's distribution area that supply (one intermittently) electricity to Powercor's network. They include Cabot Australia (Altona/16 MW), Lake Mulwala mini-hydro plant (Yarrawonga/9 MW), GEC Alsthom Australia (Sunshine/7.7 MW) and Varnsdorf (Geelong and Bendigo/5.6 MW at each site). The combined capacity of all independent systems in Powercor's distribution area is 65.1 MW. Shell (Corio) also generates on-site for a percentage of its needs, but currently does not supply electricity to Powercor.

    Construction operates as a major group within Network and provides construction, maintenance and operational services to Powercor's distribution network. It was established from the consolidation of the previous construction and maintenance workforce distributed across Powercor's distribution area. Construction has six strategically located centers in Victoria at Ballarat, Bendigo, Geelong, Sunshine, Swan Hill and Warrnambool providing a full range of functions and an additional 15 small satellite depots primarily providing day-to-day operational services.

RETAIL

    Retail conducts the commercial functions of purchasing, marketing and selling of electricity and collecting sales revenue. Retail is responsible for the management of the price, purchasing and volume risks associated with energy sales and end-use demand management. Retail has the following principal interfaces with other divisions within Powercor: (i) performs the sales, marketing and customer service functions for Powercor; and (ii) administers connections, metering and billing for Network.

    The customer metered sites, energy demand and revenue percentages of Powercor for the year ended December 31, 1995 are set forth below.

                                                                         ENERGY DEMAND(2)
                                                  CUSTOMER SITES(1)
                                                 --------------------  --------------------   REVENUE(2)
CUSTOMER SEGMENT                                    NO.         %         GWH         %            %
-----------------------------------------------  ---------  ---------  ---------  ---------  -------------
Residential....................................    448,623         83      2,560         34           41
Commercial.....................................     47,475          9      1,388         19           23
Industrial.....................................      8,427          2      3,030         41           28
Farm...........................................     34,236          6        338          4            5
Public lighting and traction...................      1,460     --             73          1            2
Other..........................................          4     --             75          1            1
                                                 ---------        ---  ---------        ---          ---
  Total........................................    540,225        100      7,464        100          100
                                                 ---------        ---  ---------        ---          ---
                                                 ---------        ---  ---------        ---          ---

------------------------
(1) Connections as of December 31, 1995.

(2) For the year ended December 31, 1995.

    Powercor's distribution area has a significant proportion of industrial energy demand. As of December 31, 1995, industrial customers accounted for only 2% of customer sites, but, for the year ended December 31, 1995, such customers demanded approximately 3,000 GWh of electricity and accounted for 28% of total electricity revenue. This compares to Powercor's residential customers, who accounted for 83% of the total customer sites at December 31, 1995 and 41% of total electricity revenue for the year ended December 31, 1995. See "Regulation" for information concerning the contestable profile of Powercor's customer base.

    Retail's electricity revenue and load for the year ended December 31, 1995 were approximately A$745 million and 7,464 GWh, respectively. Electricity revenue is derived from major industries such as chemicals, petroleum, food and beverage, wholesale and retail, metal processing and transport equipment. Powercor's largest customers include Smorgon Steel, Shell Refinery, Ford Motor Company, Kemcor and Petroleum Refineries Australia. No single customer accounted for more than 2% of Powercor's total revenue in 1995.

    Powercor purchases all of its power, other than co-generation output, through the VPX pool (the "Pool") for franchise customers. There are two major components of the wholesale electricity market: (i) the competitive energy market, centered around the Pool, which covers the sale of electricity by generators; and (ii) the contract trade, involving bilateral financial contracts between electricity buyers and sellers outside the Pool. The principal function of the Pool is to allow market forces rather than monopolized central planning to determine the amount, mix and cost characteristics of generating plants, and the level and shape of demand. A spot price is determined for each half hour period during the day, based on the market clearing price.

    The Pool operations are governed by the Pool Rules developed by the industry and issued by the Office of the Regulator General (the "ORG"), created by Victoria's Office of the Regulator-General Act of 1994 (the "ORG Act"). Pool trading is currently conducted through a system known as VicPool III. Each licensed generator is required to sell its entire energy output through the Pool, except if the electricity output from the generating unit, or a group of generating units connected to the transmission or distribution network at a common point of connection, is rated at less than 30 MW, in which case the generator is not eligible to join the Pool.

    Each retailer is required to purchase its entire demand for electricity through the Pool unless the electricity is purchased from either a generator too small to trade through the Pool or through another retailer who has purchased that electricity from the Pool. A contestable customer may also apply to VPX to become a participant in the Pool. New participants will be admitted to the Pool if they satisfy VPX that they are of sufficient financial standing to meet their financial obligations under the Pool Rules, including any prudential requirements established by VPX, and will be able to maintain compliance with certain system codes and wholesale metering codes.

    Powercor is a party to a series of vesting contracts that have been structured to hedge the price for the forecast franchise energy requirements from July 1, 1995 to December 31, 2000. Vesting contracts take the form of "two-way" and "one-way" contracts. Two-way contracts are structured such that generators and DBs compensate each other for the difference between the System Marginal Price ("SMP"), which is the price payable to generators in the wholesale market, and the exercise price up to A$300/MWh. One way contracts provide for amounts to be paid by generators to DBs for differences between the SMP and the exercise price between A$300 and A$1,000/MWh.

    Powercor has negotiated additional hedging contracts with the generators for contestable customer loads. These non-vested contracts are optimized to fit a generator's offering to the contestable load according to price, volume and load factor constraints, while maintaining a minimum spread of supply sources among generators.

REGULATION

    Powercor is one of the five electric DBs which came into existence as a result of the restructuring and subsequent privatization of the Victorian electric industry. The five DBs have each been granted an exclusive license to sell electricity to franchise customers whose facilities are in its distribution area, and a non-exclusive state wide license to sell to contestable customers. Customers who are able to choose between retailers are referred to as contestable or non-franchise customers, while customers who cannot choose between retailers are referred to as franchise customers. Franchise customers will progressively become contestable over the period to January 1, 2001. All customers with loads in excess of one MW are now contestable. Other customers will become contestable over the next five years depending on their energy demand level, with substantially all residential customers remaining as franchise customers until January 1, 2001. If a Powercor customer chooses a different retailer, it is expected that Powercor will continue to receive the Network revenues associated with that customer.

    The  following  table  sets   forth  information  regarding  the   estimated
contestability profile of Powercor's customer base as of December 31, 1995.

        DATE FOR                                              APPROXIMATE       ESTIMATED %         ESTIMATED REVENUE
     INTRODUCTION OF                                           NUMBER OF         OF TOTAL          (AUSTRALIAN DOLLARS
       COMPETITION            CUSTOMER LOAD DEMAND LEVEL      CUSTOMERS(1)    CONSUMPTION(2)         IN MILLIONS)(2)
-------------------------  ---------------------------------  ------------  -------------------  -----------------------
December 1994............  Loads in excess of 5 MW                     15               19                     76
July 1995................  Loads in excess of 1 MW and less           103               15                     73
                           than 5 MW
July 1996................  Energy demand in excess of 750             482               10                     68
                           MWh/yr and loads less than 1 MW
July 1998................  Energy demand in excess of 160           1,504                6                     56
                           MWh/yr and less than
                           750 MWh/yr
January 2001.............  All remaining customers                538,121               50                    472

------------------------
(1) As of December 31, 1995.

(2) For the year ended December 31, 1995.

    Regulation of the Victorian electricity supply industry is the responsibility of the ORG, an independent regulatory body established under the ORG Act. The ORG is required to facilitate efficiency in the industry and ensure that users and consumers benefit from competition and efficiency in the industry.

    The structure of prices within the Victorian electricity industry reflects the establishment of maximum uniform tariffs ("MUTs") which apply to franchise customers and some limited categories of non-franchise customers until January 1, 2001. Under applicable regulations, the DBs are required to supply electricity to franchise customers at no greater than the prices specified in the applicable MUT. The prices specified in the MUTs are an all inclusive price, including grid charges and energy costs. In general, annual movements in MUTs for franchise customers are based upon the Consumer Price Index ("CPI"), a measure of price inflation. DBs may, with the approval of the ORG, alter retail tariffs either by varying the price components of existing tariffs (within the prescribed price movement rate) or introducing new tariffs with the approval of the ORG to which consumers may elect to transfer. Prices for contestable customers are subject to competitive forces and overall prices are not directly regulated by the ORG. However, the network tariff component of the contestable price is regulated by the ORG.

    Network tariffs include recovery of distribution use of system costs, use of transmission system fees and PNV's connection charges. Network tariffs are intended to cover the costs of providing, operating or maintaining the distribution network, except to the extent the relevant costs are recoverable through connection charges or other excluded services, and the charges levied by PNV and VPX for connection to and use of the transmission systems. Network tariffs are paid by retailers supplying electricity through a DB's distribution network, or by large customers dealing directly with the Pool or are reflected in such DB's charges to its franchise customers. Through December 31, 2000, the DBs have the ability to vary network tariffs subject to the approval of the ORG. The approval process takes into account a variety of factors, including the distribution charge price control, the restrictions on annual variations of CPI plus 2% in any one year in the average price for each of its network tariffs and restrictions designed to ensure the DBs do not charge more in transmission and connection services than they themselves are charged by PNV and VPX by way of connection and use of system fees. After the year 2000, network tariffs will still be subject to regulation by the ORG.

    These retail and network prices are subject to regulation by the ORG, with the regulatory arrangements being reviewed every five years. Pricing of the competitive functions within the industry are also subject to market forces. The first major review of the regulatory arrangements and respective transmission and distribution network charges will be carried out by the ORG, with any changes to apply from January 1, 2001. Any subsequent price control arrangements for Network are required to apply for not less than five years.

PROPERTIES

    In addition to Powercor's properties described above, Powercor leases its principal executive offices at Level 3, 177 Southbank Boulevard, Southbank in Victoria under a five-year lease with an option to renew for another five years. Substantially all of the assets and stock of Powercor are pledged to secure the obligations of PacifiCorp Australia LLC, an indirect subsidiary of the Company and an indirect parent company of Powercor, under a credit facility used to finance the acquisition of Powercor.

                         PACIFICORP FINANCIAL SERVICES

    PFS is a holding company with two principal business segments, Financial Services and Real Estate. PFS presently expects to retain only its tax-advantaged investments in leveraged lease assets (primarily aircraft) and affordable housing, and is limiting its pursuit of tax-advantaged investment opportunities to affordable housing. To achieve PacifiCorp's strategic objective of significantly reducing PFS's financial services assets, PFS has sold substantial portions of its assets over the last five years. For the five-year period ended December 31, 1995, PFS's total assets have declined by $984 million to $702 million and the disposition of assets has generated $767 million in proceeds, which have been used to reduce outstanding debt.

FINANCIAL SERVICES

    As a result of PacifiCorp's strategic decision to reduce financial services assets, PFS has made only limited new investments in aircraft or loans relating to aircraft since 1991, and the last such investment was made in 1992. PFS's portfolio consists primarily of Stage III noise compliant aircraft, both narrow and widebody. At December 31, 1995, approximately 97% of aircraft in PFS's portfolio investment were Stage III noise compliant. At December 31, 1995, PFS's Aviation Finance portfolio had total leveraged lease and other financial assets of $364 million (41 aircraft), representing approximately 52% of PFS's consolidated assets.

    Other financial services activities include centralized credit administration and asset management for PFS. Although no longer originating new business, PFS continues to manage its remaining lending portfolio and other assets. At December 31, 1995, these assets totaled $152 million, or approximately 22% of PFS's consolidated assets.

REAL ESTATE

    Enacted as part of the Tax Reform Act of 1986, the Low Income Housing Tax Credit (the "Tax Credit") provides a tax credit of approximately 9% of the eligible basis of qualifying newly constructed low income housing projects each year for 10 years. The actual credit percentage applicable to a new project is set at the outset of the project based on the then current percentage announced by the Internal Revenue Service ("IRS"). The Tax Credit percentage for new low income projects is set each month based on changes in the "applicable federal rate," which is the arm's-length benchmark interest rate set monthly by the IRS. In certain areas designated as "difficult to develop" or "qualified census tracts," the project will receive 130% of the normal credit amount. Although the Tax Credit is received over 10 years, it is necessary to continue meeting the qualification standards for a longer period, typically 15 years, in order to avoid recapture. Tax Credits are allocated by the states to new projects annually on a competitive basis.

    PFS shares interest in some of its multifamily residential rental projects with third party investors. Typically, PFS retains a 20% or more limited partnership interest and performs as the general partner while providing extensive indemnifications relating to qualification for the Tax Credit and deficit funding obligations.

    At December 31, 1995, PFS had investments in 19 projects, consisting of 3,527 rental units, which were approximately 97% occupied. These projects, which are generally suburban, garden style apartment complexes, are located throughout the United States. Third parties participate as equity investors of up to an 80% interest in seven of the 19 projects, representing 1,312 units. PFS expects to complete similar transactions in the future. At December 31, 1995, affordable housing assets totaled $186 million, representing approximately 26% of PFS's consolidated assets.

COMPETITION

    The only remaining business in which PFS continues to actively participate is affordable housing. Within this market, PFS competes for Tax Credits with owners and developers of residential rental properties, with investors who are seeking acquisition transactions and with syndicators who are selling Tax Credits to institutional investors. PFS's established projects have historically had occupancy levels in excess of 95%. These projects are competitive as compared to market rent projects because PFS's restricted rents are significantly below market rates due to the economic subsidy provided by the Tax Credit and PFS's adherence to a strong project maintenance and oversight program.

    The market for developing and acquiring projects having allocations of the Tax Credit has become increasingly competitive. Many of the newer entrants are willing to accept lower yields than PFS. As a result, PFS has migrated to the development side of the business. By seeking its own allocation of Tax Credits from the states, and acting as its own developer, PFS has been able to maintain acceptable yields.

REGULATION

    The affordable housing projects of PFS can only rent to eligible tenants in order to maintain their qualification for, and avoid recapture of, the Tax Credit. PFS monitors its compliance with Tax Credit requirements through various controls, including site visits, central review of all tenant applications for eligibility requirements and independent audits of certain projects. PFS's management believes that these controls are effective in monitoring and maintaining its compliance with the eligibility and qualification requirements.

    The Tax Credit has been targeted for elimination as part of some recent tax proposals, including H.R. 2491, which was passed by Congress, but ultimately vetoed by the President on December 6, 1995. If such a provision becomes law, it will terminate the origination side of the business. Current expectations are that any such provision to terminate the Tax Credit would be effective only after the end of 1997 and would not affect the Tax Credit available to PFS's existing projects or additional projects in which it invests prior to the end of 1997.

                           PACIFIC GENERATION COMPANY

    PGC is engaged in the acquisition, development and operation of independent power production and cogeneration facilities, principally in the United States. PGC has interests in 12 power generation facilities representing an aggregate of 808 MW of generation capacity. At December 31, 1995, PGC also had a 3.1% limited partnership interest and a $2 million investment in Energy Investors Fund, L.P., a fund that has investments in a number of independent power projects aggregating 1,273.6 MW of generation capacity in various locations in the United States.

    During 1994, PGC, through its subsidiaries, began construction of a 248 MW Crockett cogeneration facility in California. The Crockett facility produced first energy late in 1995 and is expected to go into commercial operation in April 1996. When completed, the facility will be operated by PGC and PGC will own approximately 46% of the completed project. PGC plans to continue to pursue opportunities in the U.S. market and has begun a preliminary investigation of opportunities in the international markets.

                                   EMPLOYEES

    PacifiCorp and its subsidiaries had 12,651 employees on December 31, 1995. Of these employees, 8,966 were employed by PacifiCorp and its mining affiliates, 2,233 were employed by Pacific Telecom, 1,230 were employed by Powercor and 222 were employed by PFS, PGC and other subsidiaries.

    Approximately 64% of the employees of PacifiCorp and its mining affiliates are covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the United Mine Workers of America. The Company believes that a significant portion of Powercor's employees are represented by unions in Australia.

    For information with respect to the employees of Pacific Telecom, see  "Item
1. Business" of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1995; such information is incorporated herein by this reference.

    In the Company's judgment, employee relations are satisfactory.

ITEM 2.  PROPERTIES

    The Company owns 52 hydroelectric generating plants and has an interest in one additional plant, with an aggregate nameplate rating of 1,078.1 MW and plant net capability of 1,138.6 MW. It also owns or has interests in 15 thermal-electric generating plants with an aggregate nameplate rating of 7,334.3 MW and plant capability of 6,856.6 MW. The following table summarizes the Company's existing generating facilities:

                                                                                       NAMEPLATE      PLANT NET
                                                                        INSTALLATION     RATING       CAPABILITY
                                      LOCATION          ENERGY SOURCE      DATES          (MW)           (MW)
                                ---------------------  ---------------  ------------   ----------   --------------
HYDROELECTRIC PLANTS
  Swift.......................  Cougar, Washington     Lewis River              1958      240.0          265.6
  Merwin......................  Ariel, Washington      Lewis River         1931-1958      136.0          144.0
  Yale........................  Amboy, Washington      Lewis River              1953      134.0          134.0
  Five North Umpqua Plants....  Toketee Falls, Oregon  N. Umpqua River     1950-1956      133.5          138.5
  John C. Boyle...............  Keno, Oregon           Klamath River            1958       80.0           90.0
  Copco Nos. 1 and 2 Plants...  Hornbrook, California  Klamath River       1918-1925       47.0           54.5
  Clearwater Nos. 1 and 2
   Plants.....................  Toketee Falls, Oregon  Clearwater
                                                       River                    1953       41.0           41.0
  Grace.......................  Grace, Idaho           Bear River          1914-1923       33.0           33.0
  Prospect No. 2..............  Prospect, Oregon       Rogue River              1928       32.0           34.0
  Cutler......................  Collinston, Utah       Bear River               1927       30.0           29.1
  Oneida......................  Preston, Idaho         Bear River          1915-1920       30.0           28.0
  Iron Gate...................  Hornbrook, California  Klamath River            1962       18.0           20.0
  Soda........................  Soda Springs, Idaho    Bear River               1924       14.0           14.0
  Fish Creek..................  Toketee Falls, Oregon  Fish Creek               1952       11.0           12.0
  33 Minor Hydroelectric
   Plants.....................  Various                Various             1896-1990       98.6*         100.9*
                                                                                       ----------      -------
    Subtotal (53 Hydroelectric Plants)                                                  1,078.1        1,138.6

THERMAL ELECTRIC PLANTS
  Jim Bridger.................  Rock Springs, Wyoming  Coal-Fired          1974-1979    1,495.0*       1,386.7*
  Huntington..................  Huntington, Utah       Coal-Fired          1974-1977      892.8          845.0
  Dave Johnston...............  Glenrock, Wyoming      Coal-Fired          1959-1972      816.7          772.0
  Naughton....................  Kemmerer, Wyoming      Coal-Fired          1963-1971      707.2          700.0
  Centralia...................  Centralia, Washington  Coal-Fired               1972      693.5*         636.5*
  Hunter 1 and 2..............  Castle Dale, Utah      Coal-Fired          1978-1980      687.7*         639.4*
  Hunter 3....................  Castle Dale, Utah      Coal-Fired               1983      446.4          395.0
  Cholla Unit 4...............  Joseph City, Arizona   Coal-Fired               1981      414.0          380.0
  Wyodak......................  Gillette, Wyoming      Coal-Fired               1978      289.7*         268.0*
  Gadsby......................  Salt Lake City, Utah   Gas-Fired           1951-1955      251.6          235.0
  Carbon......................  Castle Gate, Utah      Coal-Fired          1954-1957      188.6          175.0
  Craig 1 and 2...............  Craig, Colorado        Coal-Fired          1979-1980      172.1*         165.0*
  Colstrip 3 and 4............  Colstrip, Montana      Coal-Fired          1984-1986      155.6*         144.0*
  Hayden 1 and 2..............  Hayden, Colorado       Coal-Fired          1965-1976       81.3*          78.0*
  Blundell....................  Milford, Utah          Geothermal               1984       26.1           23.0
  Little Mountain.............  Ogden, Utah            Gas Turbine              1971       16.0           14.0
                                                                                       ----------      -------
    Subtotal (15 Thermal Electric Plants)                                               7,334.3        6,856.6
                                                                                       ----------      -------
    Total Hydro and Thermal Generating Facilities (68)                                  8,412.4        7,995.2
                                                                                       ----------      -------
                                                                                       ----------      -------

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

    The following table describes the Company's recoverable coal reserves as of December 31, 1995. All coal reserves are dedicated to nearby Company operated generating plants. Recoverability by surface mining methods typically ranges between 90% and 95%. Recoverability by underground mining techniques ranges from 50% to 70%. The Company considers that the respective reserves assigned to the Centralia, Craig, Dave Johnston, Huntington, Hunter and Jim Bridger plants, together with coal available under both long-term and short-term contracts with external suppliers, will be sufficient to provide these plants with fuel that meets the Clean Air Act standards effective in 1996, for their current economically useful lives. The sulfur content of the reserves ranges from 0.43% to 0.84% and the BTU value per pound of the reserves ranges from 7,600 to 11,400. Reserve estimates are subject to adjustment as a result of the development of additional data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves.

                                                       RECOVERABLE TONS
LOCATION                            PLANT SERVED        (IN MILLIONS)
------------------------------  ---------------------  ----------------
Centralia, Washington.........  Centralia                   38(1)
Craig, Colorado...............  Craig                       72(2)
Glenrock, Wyoming.............  Dave Johnston               54(1)
Emery County, Utah............  Huntington and Hunter      124(1)(3)
Rock Springs, Wyoming.........  Jim Bridger                133(4)

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

    Most of the Company's coal reserves are held pursuant to leases from the federal government through the BLM and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended and require payment of rentals and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities. In 1995, the Company expended $2.9 million of reclamation costs and accrued $7 million of estimated final mining reclamation costs. Final mine reclamation funds have been established with respect to certain of the Company's mining properties. At December 31, 1995, the Company's pro rata portion of these reclamation funds totaled $32 million and the Company had an accrued reclamation liability of $113 million at December 31, 1995.

    For a description of the properties of Pacific Telecom, see "Item 1. Business" and "Item 2. Properties" of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1995; such information is incorporated herein by this reference.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which are described below. Although it is impossible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in its legal proceedings or, if not, what the impact might be, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

    In April 1992, the Company acquired interests in two units at the Hayden Generating Station (the "Station") located near Hayden, Colorado, which in total average approximately 17.5% of each unit. The Public Service Company of Colorado is the operator of the Station. On August 18, 1993, the

Sierra Club filed an action against the Company and other joint owners of the Station under the citizen's suit provisions of the federal Clean Air Act alleging, based upon reports from emissions monitors at the Station, that over 19,000 violations of state and federal air quality regulations have occurred (SIERRA CLUB V. PUBLIC SERVICE COMPANY OF COLORADO, INC., SALT RIVER PROJECT AGRICULTURAL IMPROVEMENT AND POWER DISTRICT, AND PACIFICORP, Case No. 93-B-1749, U.S. District Court for the District of Colorado). The action seeks declaratory and injunctive relief requiring the defendants to operate the Station in strict compliance with applicable statutes and regulations, the imposition of civil penalties, litigation costs, attorneys' fees and mitigation. The Court ruled as a matter of law that the alleged violations occurred and that data from the continuous emissions monitors at the Station are conclusive evidence of the violations. The Tenth Circuit Court of Appeals denied the defendants' request for an interlocutory appeal of that ruling. A trial on the injunctive phase of the case has been set for May 1996. A trial date for the penalty phase of the case has not been scheduled. On January 18, 1996, the EPA issued a notice of violation with respect to the Station alleging over 28,000 additional violations of air quality regulations. The Clean Air Act provides for penalties of up to $25,000 per day for each violation, but the level of penalties imposed in any particular instance is discretionary. The EPA initially proposed a civil penalty of $24 million. The parties have been engaged in settlement discussions, and the joint owners have expressed a willingness, subject to a number of conditions, to install pollution control equipment at both units of the Station. The Company is not able to predict the outcome of these discussions, the level of penalties or other remedies that may be imposed upon the joint owners of the Station if a settlement is not reached, or what portion of that liability would ultimately be borne by the Company.

    In December 1995, the Company received a Notice of Violation and Order ("NOV") from the Wyoming Department of Environmental Quality ("DEQ") alleging that the Company has failed to maintain pollution control equipment at Unit 4 of its Jim Bridger Power Plant in a manner consistent with good air pollution control practices and alleging violations of the 30% opacity limitation in the air quality permit issued for that Unit. The NOV states that the continuous emissions monitors at the Unit show that violations have occurred, but does not specify the number of alleged violations. The NOV orders the Company to identify and perform any maintenance on Unit 4 required to bring emissions within the allowable opacity standard, to perform certain stack tests to verify compliance with particulate emission limitations and to submit a plan for the maintenance and stack testing to DEQ for prior approval. Wyoming law provides for civil penalties for violations of environmental laws not to exceed $10,000 for each violation for each day during which violation continues, as well as temporary or permanent injunctions. DEQ has not assessed a proposed civil penalty against the Company or requested relief other than as ordered in the NOV. The Company has requested a hearing on the NOV before the Wyoming Environmental Quality Council, but the hearing has been indefinitely stayed pending discussions with DEQ regarding a compliance plan to resolve the NOV. The Company is unable to predict the outcome of the discussions, or of a hearing should the discussions fail to resolve the NOV, or the amount of civil penalties, if any, that the Company may ultimately be required to pay.

    On March 1, 1996, a purported class action was filed against PacifiCorp alleging negligence, nuisance and trespass by PacifiCorp as a result of the operation of three dams on the Lewis River in the State of Washington during the floods of February 1996 (LARRY AND BARBARA RAINEY, ET AL. V. PACIFICORP, Case No. 96-2-00977-0, Superior Court of Washington for Clark County). Plaintiffs request an unspecified amount of damages on behalf of the alleged class, estimated by plaintiffs to have over 500 members, for injury to their property, diminution of value of the related real estate and improvements, and consequential damages in the form of lost income to businesses operating in the flooded areas. The complaint also seeks injunctive relief compelling PacifiCorp to establish additional warning systems downstream from the dams. PacifiCorp believes that it operated the dams in an appropriate manner and intends to vigorously defend this action.

    On March 15, 1996, Utah Associated Municipal Power Systems ("UAMPS") filed an action against PacifiCorp asserting 10 different causes of action, all relating to the ownership interest of

UAMPS in the Hunter Steam Electric Generating Unit No. II ("Hunter II") in Emery County, Utah, which is operated by PacifiCorp. (UTAH ASSOCIATED MUNICIPAL POWER SYSTEMS V. PACIFICORP, Civil No. 2:96CV 0240B, U.S. District Court for the District of Utah, Central Division). The complaint alleges, among other things, an illegal tying arrangement in the supply of coal by PacifiCorp to Hunter II, violations of various federal and state antitrust laws, breach of contract and breach of a duty of good faith and fair dealing. The complaint seeks damages in excess of $1,000,000 with respect to each of several of the causes of action and certain declaratory rulings.

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

    Richard T. O'Brien, born March 20, 1954, Senior Vice President and Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of PacifiCorp Holdings, Inc.

    Mr. O'Brien was elected Senior Vice President and Chief Financial Officer of the Company in August 1995, and of PacifiCorp Holdings in February 1996. He served as Vice President of the

Company from August 1993 to August 1995. He served as Senior Vice President, Treasurer and Chief Financial Officer of NERCO, Inc., a former subsidiary of the Company, during 1992 and 1993 and Vice President and Treasurer of NERCO from 1989 to 1992.

    Daniel L. Spalding, born December 23, 1953, Chairman and Chief Executive Officer of Powercor, Senior Vice President of the Company and Senior Vice President of PacifiCorp Holdings, Inc.

    Mr. Spalding was elected Chairman and Chief Executive Officer of Powercor in December 1995 and was elected Senior Vice President of the Company in February 1992. He served as Vice President from October 1987 to February 1992.

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

    William E. Peressini, born May 23, 1956, Treasurer of the Company and PacifiCorp Holdings, Inc.

    Mr. Peressini was elected Treasurer of the Company in January 1994 and of PacifiCorp Holdings in February 1994. He served as Executive Vice President of PacifiCorp Financial Services, Inc. from January 1992 to January 1994 and as Senior Vice President and Chief Financial Officer of that company from 1989 to January 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The   information  required  by   this  item  is   included  under  "Summary
Information" and "Quarterly Financial Data" on pages 24 and 41 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The   information  required  by   this  item  is   included  under  "Summary
Information" on page 24 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included under "Summary Information," "Electric Operations," "Telecommunications," "Other" and "Liquidity and Capital Resources" on pages 24 through 40 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to the Company's directors is incorporated herein by this reference to "Election of Directors" in the Proxy Statement for the 1996 Annual Meeting of Shareholders. The information required by this item with respect to the Company's executive officers is set forth in Part I of this report under Item 4A. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference to "Compliance within
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by this reference to "Executive Compensation" in the Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by this reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by this reference to "Director Compensation and Certain Transactions" in the Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                    PAGE
                                                 REFERENCES
                                                 ----------
 (a) 1. Index to Consolidated Financial
       Statements:*
         Independent Auditors' Report..........      42
         Statements of consolidated income and
          retained earnings for each of the
          three years ended December 31,
          1995.................................      43
         Consolidated balance sheets at
          December 31, 1995 and 1994...........      44
         Statements of consolidated cash flows
          for each of the three years ended
          December 31, 1995....................      46
         Notes to consolidated financial
          statements...........................      47
     2. Schedules:**

------------------------
* Page references are to the incorporated portion of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1995.

** All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference herein.

3.  Exhibits:

   *(2)a   --  Agreement and Plan of Merger dated as of March 9, 1995 by and among Pacific Telecom, Inc., PacifiCorp Holdings, Inc.
               and PXYZ Corporation. (Exhibit 2A, Form 8-K dated March 9,
               1995, File No. 0-873.)
   *(2)b   --  Agreement dated as of March 9, 1995 between PacifiCorp and
               Pacific Telecom, Inc. (Exhibit 2B, Form 8-K dated March 9,
               1995, File No. 0-873.)
   *(2)c   --  Asset Sale Agreement between Powercor Australia Limited and
               PacifiCorp Australia Holdings Pty Ltd. (Exhibit 2.1, Form
               8-K dated December 12, 1995, File No. 0-873).
   *(2)d   --  Share Sale Agreement between the State Electricity
               Commission of Victoria and the State of Victoria and
               PacifiCorp Australia Holdings Pty Ltd. and PacifiCorp
               Holdings, Inc. (Exhibit 2.2, Form 8-K dated December 12,
               1995, File No. 0-873).
   *(2)e   --  Asset Purchase Agreement between PacifiCorp Australia
               Holdings Pty Ltd. and Powercor Australia Limited. (Exhibit
               2.3, Form 8-K dated December 12, 1995, File No. 0-873).
   *(3)a   --  Second Restated Articles of Incorporation of the Company, as
               amended. (Exhibit (3)a, Form 10-K for fiscal year ended
               December 31, 1992, File No. 1-5152).
    (3)b   --  Bylaws of the Company (as restated and amended May 10,
               1995).
   *(4)a   --  Mortgage and Deed of Trust dated as of January 9, 1989, between the Company and Morgan Guaranty Trust Company of New
               York (Chemical Bank, successor), Trustee, as supplemented
               and modified by ten Supplemental Indentures (Exhibit 4-E,
               Form 8-B, File No. 1-5152; Exhibit (4)(b), File No.
               33-31861; Exhibit (4)(a), Form 8-K dated January 9, 1990,
               File No. 1-5152; Exhibit 4(a), Form 8-K dated September 11,
               1991, File No. 1-5152; Exhibit 4(a), Form 8-K dated January
               7, 1992, File No. 1-5152; Exhibit 4(a), Form 10-Q for the
               quarter ended March 31, 1992, File No. 1-5152; and Exhibit
               4(a), Form 10-Q for the quarter ended September 30, 1992,
               File No. 1-5152; Exhibit 4(a), Form 8-K dated April 1, 1993,
               File No. 1-5152; Exhibit 4(a), Form 10-Q for the quarter
               ended September 30, 1993, File No. 1-5152); Exhibit 4(a),
               Form 10-Q for the quarter ended June 30, 1994, File No.
               1-5152; and Exhibit 4b, Form 10-K for the fiscal year ended
               December 31, 1994, File No. 1-5152).

    (4)b   --  Eleventh Supplemental Indenture dated as of December 1, 1995 to the Mortgage and Deed of Trust dated as of January 9,
               1989 between the Company and Morgan Guaranty Trust Company of New York (Chemical Bank, successor), Trustee.
   *(4)c   --  Mortgage and Deed of Trust dated as of July 1, 1947, between
               Pacific Power & Light Company and Guaranty Trust Company of
               New York (Chemical Bank, successor) and Oliver R. Brooks et
               al. (resigned) Trustees, as supplemented and modified by
               fifty-three Supplemental Indentures (Exhibit 7(d), File No.
               2-7118; Exhibit 7(b), File No. 2-8354; Exhibit 4(b)-3, File
               No. 2-9446; Exhibit 4(b)-4, File No. 2-9809; Exhibit 4(b)-5,
               File No. 2-10731; Exhibit 4(b)-6, File No. 2-11022; Exhibit
               4(b)-7, File No. 2-12576; Exhibit 4(b)-8, File No. 2-13403;
               Exhibit 4(b)-2, File No. 2-13793; Exhibit 4(b)-2, File No.
               2-14125; Exhibit 4(b)-2, File No. 2-14706; Exhibit 4(b)-2,
               File No. 2-16843; Exhibit 4(b)-2, File No. 2-19841; Exhibit
               4(b)-2, File No. 2-20797; Exhibit 4(b)-3, File No. 2-20797;
               Exhibit 4(b)-2, File No. 2-15327; Exhibit 4(b)-2, File No.
               2-21488; Exhibit 4(b)-2, File No. 2-15327; Exhibit 4(b)-2,
               File No. 2-23922; Exhibit 4(b)-5, File No. 2-15327; Exhibit
               4(b)-2, File No. 2-32390; Exhibit 4(b)-2, File No. 2-34731;
               Exhibit 2(b)-1, File No. 2-37436; Exhibit 2(b)-4, Thirteenth
               Amendment, File No. 2-15327; Exhibit 5(gg), File No.
               2-43377; Exhibit 2(b)-1, File No. 2-45648; Exhibit 2(b)-1,
               File No. 2-49808; Exhibit 2(b)-1, File No. 2-52039; Exhibit
               2, Form 8-K for the month of June 1975, File No. 1-5152;
               Exhibit 2, Form 8-K for the month of January 1976, File No.
               1-5152; Exhibit 3(c), Form 8-K for the month of July 1976,
               File No. 1-5152; Exhibit 2, Form 8-K for the month of
               December 1976, File No. 1-5152; Exhibit 3(c), Form 8-K for
               the month of January 1977, File No. 1-5152; Exhibit 5(yy),
               File No. 2-60582; Exhibit 5(m)-2, File No. 2-66153; Exhibit
               4(a)-2, File No. 2-70905; Exhibit (4)a, Form 10-K for the
               fiscal year ended December 31, 1980, File No. 1-5152;
               Exhibit 4(b), Form 10-K for the fiscal year ended December
               31, 1981, File No. 1-5152; Exhibit (4)b, Form 10-K for the
               fiscal year ended December 31, 1982, File No. 1-5152;
               Exhibit (4)b, File No. 2-82676; Exhibit (4)b, Form 10-K for
               the fiscal year ended December 31, 1985, File No. 1-5152;
               Exhibit 4, Form 8-K dated July 25, 1986, File No. 1-5152;
               Exhibit 4, Form 8-K dated May 18, 1988, File No. 1-5152;
               Exhibit 4(a), Form 8-K dated January 9, 1989, File No.
               1-5152; Exhibit (4)(d), File No. 33-31861; Exhibit (4)(b),
               Form 8-K dated January 9, 1990, File No. 1-5152; Exhibit
               4(b), Form 8-K dated September 11, 1991, File No. 1-5152;
               Exhibit 4(b), Form 8-K dated January 7, 1992, File No.
               1-5152; Exhibit 4(b), Form 10-Q for the quarter ended March
               31, 1992, File No. 1-5152; Exhibit 4(b), Form 10-Q for the
               quarter ended September 30, 1992, File No. 1-5152; Exhibit
               4(b), Form 8-K dated April 1, 1993, File No. 1-5152; Exhibit
               4(b), Form 10-Q for the quarter ended September 30, 1993,
               File No. 1-5152; Exhibit 4(b), Form 10-Q for the quarter
               ended June 30, 1994, File No. 1-5152; and Exhibit (4)d, Form
               10-K for fiscal year ended December 31, 1994, File No.
               1-5152).
    (4)d   --  Fifty-fourth Supplemental Indenture dated as of December 1,
               1995 to the Mortgage and Deed of Trust dated as of July 1,
               1947 between Pacific Power & Light Company and Guaranty
               Trust Company of New York (Chemical Bank, successor) and
               Oliver R. Brooks et al. (resigned), Trustees.
   *(4)e   --  Mortgage and Deed of Trust dated as of December 1, 1943, between Utah Power & Light Company and Guaranty Trust
               Company of New York (Morgan Guaranty, successor) and Arthur
               E. Burke et al. (resigned) Trustees, as supplemented and
               modified by fifty-five Supplemental Indentures (Exhibits
               7(a), 7(b) and 7(e), File No. 2-6245; Exhibit 7(a), File No.
               2-7420; Exhibit 7(a), File No. 2-7880; Exhibit 7(a), File
               No. 2-8057; Exhibit 7(g), File No. 2-8564; Exhibit 7(h),
               File No. 2-9121; Exhibit 4(d), File No. 2-9796; Exhibit
               4(d), File No. 2-10707; Exhibit 4(d), File No. 2-11822;
               Exhibit 4(d), File No. 2-13560; Exhibit 4(d), File No.
               2-16861; Exhibit 4(d), File No. 2-20176; Exhibit 2(c), File
               No. 2-21141; Exhibit 2(c), File

               No. 2-59660; Exhibit 2(e), File No. 2-28131; Exhibit 2(e),
               File No. 2-59660; Exhibit 2(e), File No. 2-36342; Exhibit
               2(e), File No. 2-39394; Exhibits 2(h) and 2(i), File No.
               2-59660; Exhibit 2(d), File No. 2-51736; Exhibit 2(c), File
               No. 2-54812; Exhibit 2(c), File No. 2-55331; Exhibit 2(c),
               File No. 2-55762; Exhibit 2(d), File No. 2-56990; Exhibit
               2(e), File No. 2-56990; Exhibits 2(c) and 2(d), File No.
               2-58227; Exhibit 2(r), File No. 2-59660; Exhibits 2(c) and
               2(d), File No. 2-61221; Exhibit 2(c), File No. 2-63813;
               Exhibit 2(c), File No. 2-65221; Exhibit 2(c)-1, File No.
               2-66680; Exhibits 4(b) and 4(c)-1, File No. 2-74773; Exhibit
               4(d), File No. 2-80100; Exhibits 4(d)-2 and 4(d)-3, File No.
               2-76293; Exhibit 4(b), File No. 33-9932; Exhibit 4(b), File
               No. 33-13207; Exhibits 4(a) and 4(b), File No. 33-01890;
               Exhibit 4(b), Form 8-K dated January 9, 1989, File No.
               1-5152; Exhibit (4)(f), File No. 33-31861; Exhibit (4)(c),
               Form 8-K dated January 9, 1990, File No. 1-5152; Exhibit
               4(c), Form 8-K dated September 11, 1991, File No. 1-5152;
               Exhibit 4(c), Form 8-K dated January 7, 1992, File No.
               1-5152; Exhibit 4(c), Form 10-Q for the quarter ended March
               31, 1992, File No. 1-5152; Exhibit 4(c), Form 10-Q for the
               quarter ended September 30, 1992, File No. 1-5152; Exhibit
               4(c), Form 8-K dated April 1, 1993, File No. 1-5152; Exhibit
               4(c), Form 10-Q for the quarter ended September 30, 1993,
               File No. 1-5152; Exhibit 4(c), Form 10-Q for the quarter
               ended June 30, 1994, File No. 1-5152; and Exhibit (4)f, Form
               10-K for fiscal year ended December 31, 1994, File No.
               1-5152).
    (4)f   --  Fifty-sixth Supplemental Indenture dated as of December 1,
               1995 to the Mortgage and Deed of Trust dated as of December
               1, 1943 between Utah Power & Light Company and Guaranty
               Trust Company of New York (Chemical Bank, successor) and
               Arthur E. Burke et al. (resigned), Trustees.
   *(4)g   --  Second Restated Articles of Incorporation, as amended, and
               Bylaws. See (3)a and (3)b above.
               In reliance upon item 601(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed because the total amount authorized under each such
               instrument does not exceed 10% of the total assets of the
               Registrant and its subsidiaries on a consolidated basis. The
               Registrant hereby agrees to furnish a copy of any such
               instrument to the Commission upon request.
 *+(10)a   --  PacifiCorp Deferred Compensation Payment Plan (Exhibit 10-F,
               Form 10-K for fiscal year ended December 31, 1992, File No.
               1-8749) (Exhibit (10)b, Form 10-K for fiscal year ended
               December 31, 1994, File No. 1-5152).
 *+(10)b   --  PacifiCorp Compensation Reduction Plan dated December 1,
               1994, as amended (Exhibit (10)b, Form 10-K for fiscal year ended December 31, 1994, File No. 1-5152).
 *+(10)c   --  Pacific Telecom Executive Bonus Plan, dated October 26, 1990
               (Exhibit 10B, Form 10-K for the fiscal year ended December
               31, 1990, File No. 0-873).
  +(10)d   --  PacifiCorp Executive Incentive Program.
 *+(10)e   --  PacifiCorp Non-Employee Directors' Stock Compensation Plan
               dated August 1, 1985, as amended. (Exhibit (10)f, Form 10-K for fiscal year ended December 31, 1994, File No. 1-5152).
 *+(10)f   --  PacifiCorp Long Term Incentive Plan, 1993 Restatement
               (Exhibit 10G, Form 10-K for the year ended December 31,
               1993, File No. 0-873).
 *+(10)g   --  Form of Restricted Stock Agreement under PacifiCorp Long
               Term Incentive Plan, 1993 Restatement (Exhibit 10H, Form
               10-K for the year ended December 31, 1993, File No. 0-873).
  +(10)h   --  PacifiCorp Supplemental Executive Retirement Plan, as
               amended.

 *+(10)i   --  Pacific Telecom Executive Deferred Compensation Plan dated as of January 1, 1994, as amended (Exhibit 10L, Form 10-K
               for the year ended December 31, 1994, File No. 0-873).
 *+(10)j   --  Pacific Telecom Long Term Incentive Plan 1994 Restatement
               dated as of January 1, 1994 (Exhibit 10F, Form 10-K for the fiscal year ended December 31, 1993, File No. 0-873).
 *+(10)k   --  Pacific Telecom Executive Officer Severance Plan (Exhibit
               10N, Form 10-K for the year ended December 31, 1994, File
               No. 0-873).
 *+(10)l   --  Form of Restricted Stock Agreement under Pacific Telecom
               Long-Term Incentive Plan 1994 Restatement (Exhibit (10)o,
               Form 10-K for the year ended December 31, 1993, File No.
               1-5152).
 *+(10)m   --  Incentive Compensation Agreement dated as of February 1,
               1994 between PacifiCorp and Frederick W. Buckman (Exhibit
               (10)k, Form 10-K for the fiscal year ended December 31,
               1993, File No. 1-5152).
 *+(10)n   --  Compensation Agreement dated as of February 9, 1994 between
               PacifiCorp and Keith R. McKennon (Exhibit (10)m, Form 10-K
               for the fiscal year ended December 31, 1993, File No.
               1-5152).
 *+(10)o   --  Amendment No. 1 to Compensation Agreement between PacifiCorp and Keith R. McKennon dated as of February 9, 1995. (Exhibit
               (10)r, Form 10-K for the fiscal year ended December 31,
               1994, File No. 1-5152).
  *(10)p   --  Short-Term Surplus Firm Capacity Sale Agreement executed
               July 9, 1992 by the United States of America Department of
               Energy acting by and through the Bonneville Power
               Administration and Pacific Power & Light Company (Exhibit
               (10)n, Form 10-K for the fiscal year ended December 31,
               1992, File No. 1-5152).
  *(10)q   --  Restated Surplus Firm Capacity Sale Agreement executed
               September 27, 1994 by the United States of America
               Department of Energy acting by and through the Bonneville
               Power Administration and Pacific Power & Light Company.
               (Exhibit (10)t, Form 10-K for the fiscal year ended December
               31, 1994, File No. 1-5152).
   (12)a   --  Statements of Computation of Ratio of Earnings to Fixed
               Charges. (See page S-1.)
   (12)b   --  Statements of Computation of Ratio of Earnings to Combined
               Fixed Charges and Preferred Stock Dividends. (See page S-2.)
    (13)   --  Portions of Annual Report to Shareholders of the Registrant
               for the year ended December 31, 1995 incorporated by
               reference herein.
    (21)   --  Subsidiaries. (See pages S-3 and S-4.)
    (23)   --  Consent of Deloitte & Touche LLP with respect to Annual
               Report on Form 10-K.
    (24)   --  Powers of Attorney.
    (27)   --  Financial Data Schedule (filed electronically only).
    (99)   --  "Item 1. Business" and "Item 2. Properties" from the Annual
               Report on Form 10-K of Pacific Telecom, Inc. for the year
               ended December 31, 1995.

------------------------
*   Incorporated herein by reference.

+     This exhibit  constitutes a  management contract  or compensatory  plan or arrangement.

(b) Reports on Form 8-K.

    On Form 8-K dated November 15, 1995, under "Item 5. Other Events," the Company filed a press release reporting a proposed acquisition of an electricity distributor in Australia.

    On Form 8-K dated December 12, 1995, under "Item 2. Acquisition or Disposition of Assets," the Company reported the acquisition of Powercor Australia, Limited and under "Item 7. Financial Statements, Pro Forma Information and Exhibits," the Company filed financial statements for businesses acquired and pro forma financial information.

    On Form 8-K dated January 16, 1996, under "Item 5. Other Events," the Company reported information with respect to an environmental compliance matter at the Jim Bridger Power Plant Unit 4.

    On Form 8-K dated February 12, 1996, under "Item 5. Other Events," the Company filed a press release reporting financial results for the three and twelve months ended December 31, 1996.

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

Date: March 28, 1996

    PURSUANT TO THE REQUIREMENTS  OF THE SECURITIES EXCHANGE  ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                         TITLE                                     DATE
------------------------------------------------------

                  /s/ FREDERICK W. BUCKMAN
     -------------------------------------------        President, Chief Executive
                 Frederick W. Buckman                    Officer and Director                March 28, 1996
                     (President)

                    /s/ RICHARD T. O'BRIEN
     -------------------------------------------        Senior Vice President
                  Richard T. O'Brien                     (Chief Financial Officer and        March 28, 1996
               (Senior Vice President)                   Accounting Officer)
                        *KATHRYN A. BRAUN
     -------------------------------------------
                   Kathryn A. Braun

                         *C. TODD CONOVER
     -------------------------------------------
                   C. Todd Conover

                                                        Director                             March 28, 1996
                        *RICHARD C. EDGLEY
     -------------------------------------------
                  Richard C. Edgley

                         *NOLAN E. KARRAS
     -------------------------------------------
                   Nolan E. Karras

                      SIGNATURE                         TITLE                                     DATE
------------------------------------------------------
                       *KEITH R. MCKENNON
     -------------------------------------------
                  Keith R. McKennon
                      (Chairman)

                        *ROBERT G. MILLER
     -------------------------------------------
                   Robert G. Miller

                          *VERL R. TOPHAM
     -------------------------------------------
                    Verl R. Topham

                                                        Director                             March 28, 1996
                         *DON M. WHEELER
     -------------------------------------------
                    Don M. Wheeler

                       *NANCY WILGENBUSCH
     -------------------------------------------
                  Nancy Wilgenbusch

                           *PETER I. WOLD
     -------------------------------------------
                    Peter I. Wold

           *By        /s/ NANCY WILGENBUSCH
                --------------------------------------
                  Nancy Wilgenbusch
                  (Attorney-in-Fact)

                                 EXHIBIT INDEX

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                               PAGE
-------  ------------------------------------------------------------  ------------
  *(2)a  Agreement and Plan of Merger dated as of March 9, 1995 by and among Pacific Telecom, Inc., PacifiCorp Holdings, Inc.
         and PXYZ Corporation. (Exhibit 2A, Form 8-K dated March 9,
         1995, File No. 0-873.)......................................
  *(2)b  Agreement dated as of March 9, 1995 between PacifiCorp and
         Pacific Telecom, Inc. (Exhibit 2B, Form 8-K dated March 9,
         1995, File
         No. 0-873.).................................................
  *(2)c  Asset Sale Agreement between Powercor Australia Limited and
         PacifiCorp Australia Holdings Pty Ltd. (Exhibit 2.1, Form
         8-K dated December 12, 1995, File No. 0-873)................
  *(2)d  Share Sale Agreement between the State Electricity
         Commission of Victoria and the State of Victoria and
         PacifiCorp Australia Holdings Pty Ltd. and PacifiCorp
         Holdings, Inc. (Exhibit 2.2, Form 8-K dated December 12,
         1995, File No. 0-873).......................................
  *(2)e  Asset Purchase Agreement between PacifiCorp Australia
         Holdings Pty Ltd. and Powercor Australia Limited. (Exhibit
         2.3, Form 8-K dated December 12, 1995, File No. 0-873)......
  *(3)a  Second Restated Articles of Incorporation of the Company, as
         amended. (Exhibit (3)a, Form 10-K for fiscal year ended
         December 31, 1992, File No. 1-5152).........................
   (3)b  Bylaws of the Company (as restated and amended May 10,
         1995).......................................................
  *(4)a  Mortgage and Deed of Trust dated as of January 9, 1989, between the Company and Morgan Guaranty Trust Company of New
         York (Chemical Bank, successor), Trustee, as supplemented
         and modified by ten Supplemental Indentures (Exhibit 4-E,
         Form 8-B, File No. 1-5152; Exhibit (4)(b), File No.
         33-31861; Exhibit (4)(a), Form 8-K dated January 9, 1990,
         File No. 1-5152; Exhibit 4(a), Form 8-K dated September 11,
         1991, File No. 1-5152; Exhibit 4(a), Form 8-K dated January
         7, 1992, File No. 1-5152; Exhibit 4(a), Form 10-Q for the
         quarter ended March 31, 1992, File No. 1-5152; and Exhibit
         4(a), Form 10-Q for the quarter ended September 30, 1992,
         File No. 1-5152; Exhibit 4(a), Form 8-K dated April 1, 1993,
         File No. 1-5152; Exhibit 4(a), Form 10-Q for the quarter
         ended September 30, 1993, File No. 1-5152); Exhibit 4(a),
         Form 10-Q for the quarter ended June 30, 1994, File No.
         1-5152; and Exhibit 4b, Form 10-K for the fiscal year ended
         December 31, 1994, File No. 1-5152).........................
   (4)b  Eleventh Supplemental Indenture dated as of December 1, 1995 to the Mortgage and Deed of Trust dated as of January 9,
         1989 between the Company and Morgan Guaranty Trust Company of New York (Chemical Bank, successor), Trustee.............
  *(4)c  Mortgage and Deed of Trust dated as of July 1, 1947, between
         Pacific Power & Light Company and Guaranty Trust Company of
         New York (Chemical Bank, successor) and Oliver R. Brooks et
         al. (resigned) Trustees, as supplemented and modified by
         fifty-three Supplemental Indentures (Exhibit 7(d), File No.
         2-7118; Exhibit 7(b), File No. 2-8354; Exhibit 4(b)-3, File
         No. 2-9446; Exhibit 4(b)-4, File No. 2-9809; Exhibit 4(b)-5,
         File No. 2-10731; Exhibit 4(b)-6, File No. 2-11022; Exhibit
         4(b)-7, File No. 2-12576; Exhibit 4(b)-8, File No. 2-13403;
         Exhibit 4(b)-2, File No. 2-13793; Exhibit 4(b)-2, File No.
         2-14125; Exhibit 4(b)-2, File No. 2-14706; Exhibit 4(b)-2,
         File No. 2-16843; Exhibit 4(b)-2, File No. 2-19841; Exhibit
         4(b)-2, File No. 2-20797; Exhibit 4(b)-3, File

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                               PAGE
-------  ------------------------------------------------------------  ------------
         No. 2-20797; Exhibit 4(b)-2, File No. 2-15327; Exhibit
         4(b)-2, File No. 2-21488; Exhibit 4(b)-2, File No. 2-15327;
         Exhibit 4(b)-2, File No. 2-23922; Exhibit 4(b)-5, File No.
         2-15327; Exhibit 4(b)-2, File No. 2-32390; Exhibit 4(b)-2,
         File No. 2-34731; Exhibit 2(b)-1, File No. 2-37436; Exhibit
         2(b)-4, Thirteenth Amendment, File No. 2-15327; Exhibit
         5(gg), File No. 2-43377; Exhibit 2(b)-1, File No. 2-45648;
         Exhibit 2(b)-1, File No. 2-49808; Exhibit 2(b)-1, File No.
         2-52039; Exhibit 2, Form 8-K for the month of June 1975,
         File No. 1-5152; Exhibit 2, Form 8-K for the month of
         January 1976, File No. 1-5152; Exhibit 3(c), Form 8-K for
         the month of July 1976, File No. 1-5152; Exhibit 2, Form 8-K for the month of December 1976, File No. 1-5152; Exhibit
         3(c), Form 8-K for the month of January 1977, File No.
         1-5152; Exhibit 5(yy), File No. 2-60582; Exhibit 5(m)-2,
         File No. 2-66153; Exhibit 4(a)-2, File No. 2-70905; Exhibit
         (4)a, Form 10-K for the fiscal year ended December 31, 1980,
         File No. 1-5152; Exhibit 4(b), Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5152; Exhibit (4)b, Form
         10-K for the fiscal year ended December 31, 1982, File No.
         1-5152; Exhibit (4)b, File No. 2-82676; Exhibit (4)b, Form
         10-K for the fiscal year ended December 31, 1985, File No.
         1-5152; Exhibit 4, Form 8-K dated July 25, 1986, File No.
         1-5152; Exhibit 4, Form 8-K dated May 18, 1988, File No.
         1-5152; Exhibit 4(a), Form 8-K dated January 9, 1989, File
         No. 1-5152; Exhibit (4)(d), File No. 33-31861; Exhibit
         (4)(b), Form 8-K dated January 9, 1990, File No. 1-5152;
         Exhibit 4(b), Form 8-K dated September 11, 1991, File No.
         1-5152; Exhibit 4(b), Form 8-K dated January 7, 1992, File
         No. 1-5152; Exhibit 4(b), Form 10-Q for the quarter ended
         March 31, 1992, File No. 1-5152; Exhibit 4(b), Form 10-Q for
         the quarter ended September 30, 1992, File No. 1-5152;
         Exhibit 4(b), Form 8-K dated April 1, 1993, File No. 1-5152;
         Exhibit 4(b), Form 10-Q for the quarter ended September 30,
         1993, File No. 1-5152; Exhibit 4(b), Form 10-Q for the
         quarter ended June 30, 1994, File No. 1-5152; and Exhibit
         (4)d, Form 10-K for fiscal year ended December 31, 1994,
         File No. 1-5152)............................................
   (4)d  Fifty-fourth Supplemental Indenture dated as of December 1,
         1995 to the Mortgage and Deed of Trust dated as of July 1,
         1947 between Pacific Power & Light Company and Guaranty
         Trust Company of New York (Chemical Bank, successor) and
         Oliver R. Brooks et al. (resigned), Trustees................
  *(4)e  Mortgage and Deed of Trust dated as of December 1, 1943, between Utah Power & Light Company and Guaranty Trust
         Company of New York (Morgan Guaranty, successor) and Arthur
         E. Burke et al. (resigned) Trustees, as supplemented and
         modified by fifty-five Supplemental Indentures (Exhibits
         7(a), 7(b) and 7(e), File No. 2-6245; Exhibit 7(a), File No.
         2-7420; Exhibit 7(a), File No. 2-7880; Exhibit 7(a), File
         No. 2-8057; Exhibit 7(g), File No. 2-8564; Exhibit 7(h),
         File No. 2-9121; Exhibit 4(d), File No. 2-9796; Exhibit
         4(d), File No. 2-10707; Exhibit 4(d), File No. 2-11822;
         Exhibit 4(d), File No. 2-13560; Exhibit 4(d), File No.
         2-16861; Exhibit 4(d), File No. 2-20176; Exhibit 2(c), File
         No. 2-21141; Exhibit 2(c), File No. 2-59660; Exhibit 2(e),
         File No. 2-28131; Exhibit 2(e), File No. 2-59660; Exhibit
         2(e), File No. 2-36342; Exhibit 2(e), File No. 2-39394;
         Exhibits 2(h) and 2(i), File No. 2-59660; Exhibit 2(d), File
         No. 2-51736; Exhibit 2(c), File No. 2-54812; Exhibit 2(c),
         File No. 2-55331; Exhibit 2(c), File No. 2-55762; Exhibit
         2(d), File No. 2-56990; Exhibit 2(e), File No. 2-56990;
         Exhibits 2(c) and 2(d), File No. 2-58227; Exhibit 2(r), File
         No. 2-59660; Exhibits 2(c) and 2(d), File No. 2-61221;
         Exhibit 2(c), File

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                               PAGE
-------  ------------------------------------------------------------  ------------
         No. 2-63813; Exhibit 2(c), File No. 2-65221; Exhibit 2(c)-1,
         File No. 2-66680; Exhibits 4(b) and 4(c)-1, File No.
         2-74773; Exhibit 4(d), File No. 2-80100; Exhibits 4(d)-2 and
         4(d)-3, File No. 2-76293; Exhibit 4(b), File No. 33-9932;
         Exhibit 4(b), File No. 33-13207; Exhibits 4(a) and 4(b),
         File No. 33-01890; Exhibit 4(b), Form 8-K dated January 9,
         1989, File No. 1-5152; Exhibit (4)(f), File No. 33-31861;
         Exhibit (4)(c), Form 8-K dated January 9, 1990, File No.
         1-5152; Exhibit 4(c), Form 8-K dated September 11, 1991,
         File No. 1-5152; Exhibit 4(c), Form 8-K dated January 7,
         1992, File No. 1-5152; Exhibit 4(c), Form 10-Q for the
         quarter ended March 31, 1992, File No. 1-5152; Exhibit 4(c),
         Form 10-Q for the quarter ended September 30, 1992, File No.
         1-5152; Exhibit 4(c), Form 8-K dated April 1, 1993, File No.
         1-5152; Exhibit 4(c), Form 10-Q for the quarter ended
         September 30, 1993, File No. 1-5152; Exhibit 4(c), Form 10-Q
         for the quarter ended June 30, 1994, File No. 1-5152; and
         Exhibit (4)f, Form 10-K for fiscal year ended December 31,
         1994, File No. 1-5152)......................................
   (4)f  Fifty-sixth Supplemental Indenture dated as of December 1,
         1995 to the Mortgage and Deed of Trust dated as of December
         1, 1943 between Utah Power & Light Company and Guaranty
         Trust Company of New York (Chemical Bank, successor) and
         Arthur E. Burke et al. (resigned),
         Trustees....................................................
  *(4)g  Second Restated Articles of Incorporation, as amended, and
         Bylaws. See (3)a and (3)b above.............................
         In reliance upon item 601(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed because the total amount authorized under each such
         instrument does not exceed 10% of the total assets of the
         Registrant and its subsidiaries on a consolidated basis. The
         Registrant hereby agrees to furnish a copy of any such
         instrument to the Commission upon request...................
*+(10)a  PacifiCorp Deferred Compensation Payment Plan (Exhibit 10-F,
         Form 10-K for fiscal year ended December 31, 1992, File No.
         1-8749) (Exhibit (10)b, Form 10-K for fiscal year ended
         December 31, 1994, File No. 1-5152).........................
*+(10)b  PacifiCorp Compensation Reduction Plan dated December 1,
         1994, as amended (Exhibit (10)b, Form 10-K for fiscal year ended December 31, 1994, File No. 1-5152)...................
*+(10)c  Pacific Telecom Executive Bonus Plan, dated October 26, 1990
         (Exhibit 10B, Form 10-K for the fiscal year ended December
         31, 1990, File No. 0-873)...................................
 +(10)d  PacifiCorp Executive Incentive Program......................
*+(10)e  PacifiCorp Non-Employee Directors' Stock Compensation Plan
         dated August 1, 1985, as amended. (Exhibit (10)f, Form 10-K for fiscal year ended December 31, 1994, File No. 1-5152)...
*+(10)f  PacifiCorp Long Term Incentive Plan, 1993 Restatement
         (Exhibit 10G, Form 10-K for the year ended December 31,
         1993, File No. 0-873).......................................
*+(10)g  Form of Restricted Stock Agreement under PacifiCorp Long
         Term Incentive Plan, 1993 Restatement (Exhibit 10H, Form
         10-K for the year ended December 31, 1993, File No.
         0-873)......................................................
 +(10)h  PacifiCorp Supplemental Executive Retirement Plan, as
         amended.....................................................

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                               PAGE
-------  ------------------------------------------------------------  ------------
*+(10)i  Pacific Telecom Executive Deferred Compensation Plan dated as of January 1, 1994, as amended (Exhibit 10L, Form 10-K
         for the year ended December 31, 1994, File No. 0-873).......
*+(10)j  Pacific Telecom Long Term Incentive Plan 1994 Restatement
         dated as of January 1, 1994 (Exhibit 10F, Form 10-K for the fiscal year ended December 31, 1993, File No. 0-873)........
*+(10)k  Pacific Telecom Executive Officer Severance Plan (Exhibit
         10N, Form 10-K for the year ended December 31, 1994, File
         No. 0-873)..................................................
*+(10)l  Form of Restricted Stock Agreement under Pacific Telecom
         Long-Term Incentive Plan 1994 Restatement (Exhibit (10)o,
         Form 10-K for the year ended December 31, 1993, File No.
         1-5152).....................................................
*+(10)m  Incentive Compensation Agreement dated as of February 1,
         1994 between PacifiCorp and Frederick W. Buckman (Exhibit
         (10)k, Form 10-K for the fiscal year ended December 31,
         1993, File No. 1-5152)......................................
*+(10)n  Compensation Agreement dated as of February 9, 1994 between
         PacifiCorp and Keith R. McKennon (Exhibit (10)m, Form 10-K
         for the fiscal year ended December 31, 1993, File No.
         1-5152).....................................................
*+(10)o  Amendment No. 1 to Compensation Agreement between PacifiCorp and Keith R. McKennon dated as of February 9, 1995. (Exhibit
         (10)r, Form 10-K for the fiscal year ended December 31,
         1994, File No. 1-5152)......................................
 *(10)p  Short-Term Surplus Firm Capacity Sale Agreement executed
         July 9, 1992 by the United States of America Department of
         Energy acting by and through the Bonneville Power
         Administration and Pacific Power & Light Company (Exhibit
         (10)n, Form 10-K for the fiscal year ended December 31,
         1992, File No. 1-5152)......................................
 *(10)q  Restated Surplus Firm Capacity Sale Agreement executed
         September 27, 1994 by the United States of America
         Department of Energy acting by and through the Bonneville
         Power Administration and Pacific Power & Light Company.
         (Exhibit (10)t, Form 10-K for the fiscal year ended December
         31, 1994, File No. 1-5152)..................................
  (12)a  Statements of Computation of Ratio of Earnings to Fixed
         Charges. (See page S-1.)....................................
  (12)b  Statements of Computation of Ratio of Earnings to Combined
         Fixed Charges and Preferred Stock Dividends. (See page
         S-2.).......................................................
   (13)  Portions of Annual Report to Shareholders of the Registrant
         for the year ended December 31, 1995 incorporated by
         reference herein............................................
   (21)  Subsidiaries. (See pages S-3 and S-4.)......................
   (23)  Consent of Deloitte & Touche LLP with respect to Annual
         Report on Form 10-K.........................................
   (24)  Powers of Attorney..........................................
   (27)  Financial Data Schedule (filed electronically only).........
   (99)  "Item 1. Business" and "Item 2. Properties" from the Annual
         Report on Form 10-K of Pacific Telecom, Inc. for the year
         ended December 31, 1995.....................................

------------------------
*   Incorporated herein by reference.

+     This Exhibit  constitutes a  management contract  or compensatory  plan or arrangement.