Form 10-Q
period 1996-03-31
PACIFICORP /OR/
filed 1996-05-09
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               ______________

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


     YES   X       NO
         _____        _____


At April 30, 1996, there were 293,612,562 shares of registrant's common stock outstanding.

                                  PACIFICORP


                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Cash Flows             5

               Notes to Condensed Consolidated Financial Statements        7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9


PART II.       OTHER INFORMATION                                          19

  Item 1.      Legal Proceedings                                          19

  Item 5.      Other Information                                          19

  Item 6.      Exhibits and Reports on Form 8-K                           20


Signature                                                                 21

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                  PACIFICORP
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Millions of Dollars, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ______________________
                                                      1996            1995
                                                     ______          ______

REVENUES                                           $1,004.7         $  858.6
                                                    _______          _______

EXPENSES
  Operations                                          385.6            322.9
  Maintenance                                          62.3             67.1
  Administrative and general                           83.6             60.3
  Depreciation and amortization                       128.6            110.5
  Taxes, other than income taxes                       32.3             31.6
                                                    _______          _______
  TOTAL                                               692.4            592.4
                                                    _______          _______

INCOME FROM OPERATIONS                                312.3            266.2
                                                    _______          _______

INTEREST EXPENSE AND OTHER
  Interest expense                                    117.6             83.3
  Interest capitalized                                 (3.2)            (3.4)
  Other (income) expense                               (6.9)             4.1
                                                    _______          _______
  TOTAL                                               107.5             84.0
                                                    _______          _______
Income before income taxes                            204.8            182.2
Income taxes                                           74.9             67.4
                                                    _______          _______

NET INCOME                                            129.9            114.8

RETAINED EARNINGS BEGINNING OF PERIOD                 632.4            474.3
Cash dividends declared
  Preferred stock                                      (9.1)           (10.3)
  Common stock per share: 1995 and
    1994/$.27                                         (79.0)           (76.6)
                                                    _______          _______
RETAINED EARNINGS END OF PERIOD                    $  674.2         $  502.2
                                                    =======          =======

EARNINGS ON COMMON STOCK (Net
  income less preferred dividend
  requirement)                                     $  120.9         $  104.7
Average number of common shares
  outstanding (Thousands)                           286,490          284,260

EARNINGS PER COMMON SHARE                          $    .42         $    .37

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                     March 31,      December 31,
                                                       1996             1995
                                                     _________      ____________

PROPERTY, PLANT AND EQUIPMENT
  Electric utility                                   $11,044.4        $10,948.1
  Electricity distributor                              1,342.6          1,286.5
  Telecommunications                                   1,584.5          1,592.9
  Other                                                   65.0             65.0
  Accumulated depreciation and amortization           (4,361.5)        (4,280.5)
                                                      ________         ________
  Net                                                  9,675.0          9,612.0
  Construction work in progress                          339.8            340.3
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT                 10,014.8          9,952.3
                                                      ________         ________

CURRENT ASSETS
  Cash and cash equivalents                               21.0             22.2
  Accounts receivable less allowance
    for doubtful accounts: 1996/$7.5
    and 1995/$7.4                                        544.9            545.0
  Materials, supplies and fuel stock at
    average cost                                         214.5            212.1
  Inventory                                               64.4             62.8
  Other                                                   68.9             70.1
                                                      ________         ________
  TOTAL CURRENT ASSETS                                   913.7            912.2
                                                      ________         ________

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            189.2            187.9
  Intangible assets - net                                761.8            743.2
  Regulatory assets - net                              1,065.3          1,060.3
  Finance note receivable                                217.0            217.5
  Finance assets                                         443.2            453.7
  Real estate investments                                185.5            179.8
  Deferred charges and other                             304.1            308.3
                                                      ________         ________
  TOTAL OTHER ASSETS                                   3,166.1          3,150.7
                                                      ________         ________

TOTAL ASSETS                                         $14,094.6        $14,015.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                     March 31,      December 31,
                                                       1996             1995
                                                     _________      ____________

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1996/293,297,279
    and 1995/284,276,709                             $ 3,195.9        $ 3,012.9
  Retained earnings                                      674.2            632.4
  Guarantees of Employee Stock Ownership
    Plan borrowings                                       (9.3)           (12.2)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  3,860.8          3,633.1
                                                      ________         ________

PREFERRED STOCK                                          311.5            311.5
                                                      ________         ________

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          219.0            219.0
                                                      ________         ________

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           5,170.0          4,968.2
                                                      ________         ________

CURRENT LIABILITIES
  Long-term debt and capital lease obligations
    currently maturing                                   235.8            206.1
  Notes payable and commercial paper                     515.1          1,021.1
  Accounts payable                                       368.0            345.3
  Taxes, interest and dividends payable                  316.5            256.4
  Customer deposits and other                            182.5            176.0
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,617.9          2,004.9
                                                      ________         ________

DEFERRED CREDITS
  Income taxes                                         1,924.4          1,910.1
  Investment tax credits                                 156.4            159.2
  Other                                                  811.2            786.2
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,892.0          2,855.5
                                                      ________         ________

MINORITY INTEREST                                         23.4             23.0
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES (See Note 2)

TOTAL CAPITALIZATION AND LIABILITIES                 $14,094.6        $14,015.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                     ______________________
                                                      1996            1995
                                                     ______          ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 129.9          $ 114.8
  Adjustments to reconcile net income
    to net cash provided by operating
    activities

    Depreciation and amortization                     133.6            114.6
    Deferred income taxes and investment tax
      credits - net                                    14.2             14.8
    Other                                              26.0              7.2
    Accounts receivable and prepayments                 5.2             44.6
    Materials, supplies, fuel stock and
      inventory                                        (3.2)           (14.3)
    Accounts payable and accrued liabilities           60.6             38.1
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             366.3            319.8
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (136.0)          (146.2)
  Assets acquired                                      (7.5)          (200.7)
  Proceeds from sales of finance assets
    and principal payments                             38.4             23.5
  Other                                                 3.3             15.9
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (101.8)          (307.5)
                                                     ______           ______


     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ______________________
                                                      1996            1995
                                                     ______          ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                         (506.0)           191.2
  Proceeds from long-term debt                        251.1              7.2
  Proceeds from issuance of common stock              183.0              1.5
  Dividends paid                                      (85.8)           (85.9)
  Repayments of long-term debt and capital
    lease obligations                                 (64.3)           (85.8)
  Redemptions of capital stock                          (.5)            (1.4)
  Other                                               (43.2)           (15.8)
                                                     ______           ______

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                         (265.7)            11.0
                                                     ______           ______

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (1.2)            23.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       22.2             23.3
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  21.0          $  46.6
                                                     ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                        $ 146.9          $ 117.8
    Income taxes net of refunds                        17.9             13.6

     See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 1996


 1.  FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements as of March 31, 1996 and December 31, 1995 and for the periods ended March 31, 1996 and 1995, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1995 Annual Report on Form 10-K.

          The condensed consolidated financial statements of the Company include its integrated electric utility operating divisions of Pacific Power and Utah Power and its wholly owned and majority owned subsidiaries. Major subsidiaries, all of which are wholly owned, are: PacifiCorp Holdings, Inc. ("Holdings"), which holds all of the Company's nonintegrated electric utility investments, including Powercor Australia Limited ("Powercor"), an Australian electricity distributor purchased on December 12, 1995; and other investments, including Pacific Telecom, Inc. ("Pacific Telecom"), a telecommunications operation, 87% owned until September 25, 1995, and PacifiCorp Financial Services, Inc., a financial services business. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated.

          Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

          Certain amounts from the prior period have been reclassified to conform with the 1996 method of presentation. These reclassifications had no effect on previously reported consolidated net income.

 2.  CONTINGENT LIABILITIES

          The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management currently believes that disposition of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

          The Company's 1989 and 1990 federal income tax returns are currently under examination by the Internal Revenue Service. The Company has received an examination report for these years proposing adjustments that would increase income tax by $13 million. The Company will protest certain of the proposed adjustments.

          As previously reported, several Superfund sites have been identified where the Company has been or may be designated as a potentially responsible party. Future costs associated with the disposition of these matters are not expected to be material to the Company's consolidated financial statements.

 3.  NEW ACCOUNTING STANDARD

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has evaluated its assets based upon SFAS No. 121 and within the context of SFAS 71 "Accounting for the Effects of Certain Types of Regulation" for its regulated operations and has concluded that no assets qualified for impairment and consequently no adjustments were required.

  Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS

                                                                Percentage
                                         First Quarter           Increase/
                                        ________________
                                        1996        1995        (Decrease)
                                        ____        ____        __________
                                      (Dollars in Millions,
                                        except per share)

Revenues                             $1,004.7     $ 858.6          17%
                                      _______      ______

Income from operations                  312.3       266.2          17
                                      _______      ______

Net income                              129.9       114.8          13
                                      _______      ______

Earnings contribution
  on common stock (1)
    Electric Operations                  86.3        80.7           7
    Pacific Telecom                      15.9        14.4          10
    Powercor                             10.8           -           *
    Other                                 7.9         9.6         (18)
                                      _______      ______
          Total                      $  120.9     $ 104.7          15
                                      =======      ======

Earnings per common share            $    .42     $   .37          14

Average number of common shares
  outstanding (thousands)             286,490     284,260           1

*Not a meaningful number.

(1) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other; (c) amounts are net of preferred dividend requirements and minority interest.


Comparison of the first quarters of 1996 and 1995
_________________________________________________

 .  Earnings contribution on common stock increased $16 million or 15%.

   .. Electric Operations' earnings contribution increased $6 million or 7%. Residential and commercial revenues rose $21 million and $9 million, respectively. Of these increases, $7 million was due to a 2% increase in the average number of customers, $7 million was from increased customer usage and $12 million was due to the effect of temperatures that were three degrees cooler in 1996. Wholesale revenues increased $28 million due to a 73% increase in energy sales volumes, partially offset by lower prices. Fuel expense declined $6 million primarily due to a 9% decrease in thermal production and a 15% increase in hydro production. An increase of $36 million in purchased power, increased interest expense of $5 million, increased depreciation of $5 million and increases in other operating expenses of $10 million partially offset these improvements.

   .. Pacific Telecom's earnings contribution increased $2 million or 10% primarily due to the effect of PacifiCorp's 100% ownership of Pacific Telecom in 1996 versus 87% in 1995. Increased earnings of $4 million resulting from local exchange company ("LEC") assets acquired in 1995 and the $3 million effect of 5% growth in existing local exchange operations and growth in cellular operations were offset by a $9 million decrease resulting from the sale of Alascom, Inc. ("Alascom") in August 1995.

   .. The earnings contribution of Powercor, an Australian electricity distributor, acquired in December 1995, was $11 million.

   .. The earnings contribution of other businesses decreased $2 million or 18% primarily due to increased interest expense of $10 million resulting from higher debt levels and interest on tax settlements, partially offset by after-tax gains of $5 million on sales of finance assets.

 . The average number of common shares outstanding rose 1% due to a public offering of 8,500,000 shares on March 11, 1996 and issuances under the dividend reinvestment plan (the "Plan"). The Company periodically evaluates the advantages of common share issuances in the context of its current capital structure, financing needs and market price and began to issue common stock under the Plan in February 1996, following a period during which open market purchases had been used for the Plan.

                             RESULTS OF OPERATIONS

Electric Operations
___________________

                                                                Percentage
                                         First Quarter           Increase/
                                        ________________
                                        1996        1995        (Decrease)
                                        ____        ____        __________
                                      (Dollars in Millions)

Revenues
  Residential                          $227.5      $207.0          10%
  Commercial                            151.0       142.2           6
  Industrial                            165.6       165.3           -
  Other                                   7.6         7.3           4
                                        _____       _____
    Retail sales                        551.7       521.8           6
  Wholesale sales                       140.4       112.1          25
  Other                                  13.0        14.6         (11)
                                        _____       _____
      Total                             705.1       648.5           9
Operating expenses                      485.4       440.0          10
                                        _____       _____
Income from operations                  219.7       208.5           5
Interest expense                         74.1        68.7           8
Other income - net                       (7.7)       (5.8)         33
Income taxes                             58.0        54.8           6
                                        _____       _____
Net income                               95.3        90.8           5
Preferred dividend requirement            9.0        10.1         (11)
                                        _____       _____
Earnings contribution                  $ 86.3      $ 80.7           7
                                        =====       =====

Energy sales (millions of kWh)
  Residential                           3,771       3,466           9
  Commercial                            2,784       2,640           5
  Industrial                            4,774       4,697           2
  Other                                   151         149           1
                                       ______      ______
    Retail sales                       11,480      10,952           5
  Wholesale sales                       5,673       3,284          73
                                       ______      ______
      Total                            17,153      14,236          20
                                       ======      ======

Residential average usage (kWh)         3,196       2,985           7
Total customers (end of period)     1,378,377   1,335,977           3

Comparison of the first quarters of 1996 and 1995
_________________________________________________

 .  Revenues increased $57 million or 9%.

   .. Residential revenues increased $21 million or 10% and kWh volume increased 9% primarily due to the $10 million effect of temperatures that averaged 3 degrees cooler than in 1995, the $4 million effect of a 2% increase in the average number of residential customers and a $4 million increase from higher customer usage.

   .. Commercial revenues increased $9 million or 6% primarily due to a $3 million increase from higher customer usage, the $3 million effect of a 2% increase in the average number of commercial customers and the $2 million effect of cooler temperatures in 1996.

   .. Wholesale revenues increased $28 million or 25% while kWh volume increased 73%. Higher short-term and spot market sales volumes added $23 million to revenues. Additionally, new long-term contract volumes and higher long-term prices increased revenues $11 million and $3 million, respectively. The increases were partially offset by a revenue decrease of $10 million due to a 43% decline in prices for short-term and spot market sales resulting from increased competition, surplus hydro generation in the region and low natural gas prices.

 .  Operating expenses increased $45 million or 10%.

   .. Fuel expense decreased $6 million or 5%. Thermal generation declined 1,125,000 mWh or 9% due to a 223,000 mWh or 15% increase in hydro generation and the availability of lower-cost purchased power in the spot market.

   .. Purchased power expense increased $36 million or 48% while kWh volume purchased more than tripled. A $31 million increase in short-term and spot market purchases resulted from a 3.1 million mWh, or six-fold, increase in volume, partially offset by the $3 million effect of prices that averaged 11% below the prior year. An increase of $6 million was due to higher volumes and prices for long-term firm contract purchases.

       Bonneville Power Administration ("BPA"), a wholesale power and wheeling supplier, increased its rates effective October 1, 1995. The rates increase Electric Operations' capacity and wheeling expenses by approximately $4 million annually and will reduce the exchange benefits directly received by Electric Operations' residential and small farm customers by approximately $10 million annually. Electric Operations has received approval for price increases that allow it to recover the loss of exchange benefits.

       On July 10, 1995, BPA issued its initial 1996 rate case proposal. This proposal has been the subject of a rate hearing which is expected to conclude June 17, 1996, with new wholesale power and wheeling rates to be effective October 1, 1996. Two events have reduced the potential effects of BPA's proposal on Electric Operations: an executed settlement has reduced the size of the proposed network wheeling rate increase; and President Clinton has signed into law the Energy and Water Development Appropriations Act of 1995 (the "Act") which, among other things, provided a set amount of residential exchange benefits for 1997.

       While these events have largely mitigated the impacts of BPA's initial proposal, BPA's new rates will increase Electric Operations' annual capacity and wheeling expenses by an estimated $2 million and may reduce the residential exchange benefits directly received by Electric Operations' residential and small farm customers by a small amount. Electric Operations will likely seek approval for price increases that would allow it to recover any loss of residential exchange benefits.

   .. Administrative and general expense increased $5 million or 12% primarily due to the timing of overhead expenses.

   .. Depreciation and amortization expense increased $5 million or 6% primarily due to additional plant in service.

 .  Earnings contribution increased $6 million or 7%.

   ..  Income from operations increased $11 million or 5%.

   .. Interest expense increased $5 million or 8% primarily due to the effects of higher levels of debt outstanding in 1996.

   .. Other income increased $2 million primarily due to $3 million of sales of sulphur dioxide emission allowances in 1996.

   .. Income tax expense increased $3 million or 6% primarily due to increased taxable income. The tax effect of the reversal of deductions flowed through to ratepayers in prior years was substantially offset by the tax effect of other current tax deductions.

Pacific Telecom
_______________

                                                                Percentage
                                         First Quarter           Increase/
                                        ________________
                                        1996        1995        (Decrease)
                                        ____        ____        __________
                                      (Dollars in Millions)

Revenues
  Local network service                $ 33.2      $ 27.3          22%
  Network access service                 63.5        47.8          33
  Long distance network service            .4        62.1         (99)
  Private line service                      -        15.2           *
  Sales of cable capacity                   -         1.6           *
  Cellular and other                     27.3        27.7          (1)
                                        _____       _____
     Total                              124.4       181.7         (32)
Operating expenses                       89.0       141.5         (37)
                                        _____       _____
Income from operations                   35.4        40.2         (12)
Interest expense                         10.1        10.0           1
Other (income) expense - net              (.9)        3.1        (129)
Income taxes                             10.2        10.4          (2)
                                        _____       _____
Net Income                               16.0        16.7          (4)
Minority interest and other                .1         2.3         (96)
                                        _____       _____
Earnings contribution                  $ 15.9      $ 14.4          10
                                        =====       =====

Telephone access lines (end
  of period)                          536,548     475,804          13

*Not a meaningful number.

          On September 25, 1995, Holdings acquired the 13% publicly held minority interest of Pacific Telecom.

          On August 7, 1995, Pacific Telecom closed the sale of the stock of Alascom to AT&T Corp., in a transaction providing $366 million in proceeds. The table below contains summarized income statement data for Alascom. The table below does not include interest allocations made by Pacific Telecom in the period.

                                                             First Quarter
                                                             _____________
                                                                 1995
                                                                 ____
                                                         (Dollars in Millions)

    Revenues
      Long distance network service                            $ 61.8
      Private line service                                       15.2
      Other                                                       4.9
                                                                _____
        Total                                                    81.9
    Operating expenses                                           66.6
                                                                _____
    Income from operations                                       15.3
    Other income - net                                            (.5)
    Income taxes                                                  6.0
                                                                _____
    Net income                                                    8.8
    Minority interest and other                                   1.4
                                                                _____
    Earnings contribution                                      $  7.4
                                                                =====

The discussion below is presented excluding the effect of Alascom's earnings contribution in the 1995 period.

Comparison of the first quarters of 1996 and 1995.
_________________________________________________

 .  Revenues increased $25 million or 25%.

   .. Local network service revenues increased $6 million or 22% primarily due to increased revenues of $4 million from LEC assets acquired in 1995 and increases of $1 million in enhanced service revenues and $1 million from the effects of customer and internal access line growth. Pacific Telecom acquired properties with 53,000 access lines in Colorado in February 1995 and additional properties with 37,000 access lines in Oregon and Washington later in 1995.

   .. Network access service revenues increased $16 million or 33% primarily due to increases of $13 million from LEC assets acquired, $2 million from access line growth of 5%, exclusive of acquisitions, and $1 million due to revised LEC revenue estimates for prior years. The increases were partially offset by a $1 million decrease in Universal Service Fund ("USF") support. The national average cost per access line to provide service to rural telephone customers (the USF benchmark) increased while Pacific Telecom's cost per access line increased at a rate below the national average. This caused a slight decrease in USF support received per access line.

   .. Cellular and other revenue increased $4 million or 19% primarily due to an increase of $3 million in cellular revenues resulting from customer growth and higher roaming revenues.

 .  Operating expenses increased $14 million or 19%.

   .. Maintenance expense increased $3 million or 16% due to an increase of $3 million from LEC assets acquired.

   .. Administrative and general expense increased $3 million or 27% primarily due to an increase of $2 million from LEC assets acquired and $2 million due to higher administrative support costs for information systems and benefits.

   .. Depreciation expense increased $6 million or 31% primarily due to a $5 million increase from LEC assets acquired and $1 million due to increased LEC plant in service.

 .  Earnings contribution increased $9 million or 127%.

   .. Income from operations increased $11 million or 42%. Excluding the $6 million effect of LEC assets acquired, income from operations increased $5 million or 20%.

   .. Other income increased $4 million primarily due to a $2 million increase in income from cellular and other investments and lower unallocated administrative costs of $1 million in 1996.

   .. Income tax expense increased $6 million or 132% due to higher taxable income.

Powercor
________

                                                             First Quarter
                                                             _____________
                                                                 1996
                                                                 ____
                                                         (Dollars in Millions)

Revenues
  Domestic                                                      $ 50.2
  Commercial                                                      32.8
  Industrial                                                      42.1
  Other                                                           14.7
                                                                 _____
      Total                                                      139.8
Operating expenses                                               103.6
                                                                 _____
Income from operations                                            36.2
Interest expense                                                  18.5
Income taxes                                                       6.9
                                                                 _____
Earnings contribution                                           $ 10.8
                                                                 =====

Energy sales (millions of kWh)
  Domestic                                                         572
  Commercial                                                       395
  Industrial                                                       754
  Other                                                            151
                                                                 _____
      Total                                                      1,872
                                                                 =====


First quarter of 1996
_____________________

          Powercor was acquired by Holdings on December 12, 1995 for approximately $1.6 billion. The transaction was financed with borrowings in the U.S. by Holdings, which have not been allocated to the Australian operations, borrowings in Australia by PacifiCorp Australia LLC, and an equity contribution from PacifiCorp. At March 31, 1996, the Australian debt totaled $918 million.

          In the first quarter of 1996, Powercor contributed $11 million of earnings to PacifiCorp on revenues of $140 million and operating income of $36 million. Purchased power costs totaled $60 million and depreciation and amortization expense totaled $16 million. Powercor incurred interest expense of $19 million and income taxes of $7 million in the quarter.

          Powercor obtains most of its required electricity through a state-wide generation pool. Pool prices vary depending on certain conditions, including weather, economic growth and other factors influencing supply and demand for electric power. Powercor has hedged its pool price exposure with a number of vesting contracts. Prices under the contracts are lower in the Australian summer months because demand is lowest, resulting in higher profit margins for Powercor in the first quarter than can be expected in other quarters of the year.

FINANCIAL CONDITION -

     For the three months ended March 31, 1996:

          Net cash flows of $366 million were provided by operating activities during the period. Uses for cash were: $136 million for construction program expenditures and $86 million for dividends.

          During the period, the Company issued 520,570 shares of its common stock under the Dividend Reinvestment Plan.

          During January 1996, the Company issued $200 million of secured medium-term notes in the form of First Mortgage and Collateral Trust Bonds with interest rates ranging from 6.1% to 6.7% and maturities from 2006 to 2026. Proceeds were used to repay short-term debt that had been classified as long-term debt at December 31, 1995.

          The Company issued 8,500,000 shares of common stock to the public for proceeds of $172 million in March 1996 and 290,000 shares in April 1996 for proceeds of $6 million. Proceeds were used to repay short-term debt.

          In April 1996, Holdings issued $150 million of 6.75% senior notes due 2001 and $100 million of 7.2% senior notes due 2006 for proceeds of $247 million. Proceeds were used to repay short-term debt that has been classified as long-term at March 31, 1996.

          Pacific Telecom has signed definitive agreements with U.S. West Communications, Inc. to purchase local exchange telephone properties in Minnesota with 26,600 access lines and with GTE North Incorporated to purchase properties in Michigan with 11,100 access lines. Both acquisitions are subject to regulatory approval. Pacific Telecom expects to fund these acquisitions through the issuance of external debt and internally generated funds.

          At March 31, 1996, the Company had $267 million of commercial paper and bank borrowings outstanding at an average weighted rate of 5.4%. These borrowings are supported by a $500 million revolving credit agreement. At March 31, 1996, the consolidated subsidiaries had access to $1.8 billion of short-term funds through committed bank revolving credit agreements. Subsidiaries had $376 million of commercial paper outstanding at March 31, 1996, as well as borrowings of $1.1 billion under bank revolving credit facilities. At March 31, 1996, the Companies had $1.2 billion of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for loans of funds between parties at short-term market rates.

          The Company believes that its existing and available capital resources are sufficient to meet working capital, dividend and the majority of construction needs in 1996.
______________________________________________________________________________

          The condensed consolidated financial statements as of March 31, 1996 and December 31, 1995 and for the three-month periods ended March 31, 1996 and 1995 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1995, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 13, 1996 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the change in the Company's method of accounting for income taxes and other postretirement benefits. In our opinion, the informa-tion set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

April 29, 1996

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          On April 2, 1996, the Utah Municipal Power Agency ("UMPA") and Provo City, Utah served an action against PacifiCorp asserting 13 different causes of action, all relating to the plaintiffs' ownership interest in the Hunter Steam Electric Generating Unit I ("Hunter I") in Emery County, Utah, which is operated by PacifiCorp. (Utah Municipal Power Agency and Provo City, Utah v. PacifiCorp,
           ______________________________________________________________
          Civil No. 2:96CV 0290C, US District Court for the District of Utah, Central Division). The complaint alleges, among other things, an illegal tieing arrangement in the supply of coal by PacifiCorp to Hunter I, violations of various federal and state antitrust laws, breach of contract, breach of fiduciary duties and breach of a duty of good faith and fair dealing. The complaint seeks damages in amounts to be proven at trial, trebled in the case of the antitrust claims, and certain declaratory rulings.

          A tentative settlement has been reached with respect to the pending litigation and notice of violation of air quality regulations relating to the Hayden Generating Station ("the Station"). See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Under the terms of the tentative settlement, the co-owners of the Station have agreed to install baghouses to control opacity, scrubbers to control sulfur dioxide emissions and additional boiler technology to control nitrogen oxide emissions at the Station. The co-owners have also agreed to pay civil penalties and make certain contributions in an aggregate amount of $4,250,000. PacifiCorp would be obligated with respect to approximately 17.5% of that amount and of the cost of installing new equipment at the Station. The terms of the tentative settlement are contained in a consent decree that will be subject to public comment and subsequent approval by the court. (Sierra
                                                                 ______
          Club v. Public Service Company of Colorado, Inc., Salt River Project
          ____________________________________________________________________
          Agricultural Improvement and Power District, and PacifiCorp, Case
          ___________________________________________________________
          No. 93-B-1749, U.S. District Court for the District of Colorado).

Item 5.   Other Information
______    _________________

          The Southwest Air Pollution Control Authority ("SWAPCA") and PacifiCorp agreed to a withdrawal of SWAPCA's order applying Reasonably Available Control Technology ("RACT") to the Centralia generating plant. See "Item 1. Business--Electric Utility Operations--Environment" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. On April 5, 1996, the Washington Pollution Controls Hearing Board denied SWAPCA's motion to dismiss the pending appeal of SWAPCA's RACT order and postponed a hearing on the appeal to January 1997.

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

          Exhibit 27: Financial Data Schedule for the quarter ended March 31, 1996 (filed electronically only).

     (b)  Reports on Form 8-K.  None.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date        May 8, 1996                 By RICHARD T. O'BRIEN
     _________________________             ___________________________________
                                           Richard T. O'Brien
                                           Senior Vice President
                                           (Chief Financial Officer)

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

          Exhibit 27(a):  Financial Data Schedule for the quarter
          ended March 31, 1996 (filed electronically only).

          Exhibit 27(b): Restated Financial Data Schedule for the year ended December 31, 1995 (filed electronicall only).

          Exhibit 27(c): Restated Financial Data Schedule for the quarter ended September 30, 1995 (filed electronically only).

          Exhibit 27(d): Restated Financial Data Schedule for the quarter ended June 30, 1995 (filed electronically only).

          Exhibit 27(e): Restated Financial Data Schedule for the quarter ended March 31, 1995 (filed electronically only).