Form 10-K/A
period 1995-12-31
PACIFICORP /OR/
filed 1996-06-26
CIK 75594

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

 *+(10)k --  Pacific Telecom Executive Officer Severance Plan (Exhibit 10N,
             Form 10-K for the year ended December 31, 1994, File No. 0-873).

 *+(10)l --  Form of Restricted Stock Agreement under Pacific Telecom Long-
             Term Incentive Plan 1994 Restatement (Exhibit (10)o, Form 10-K for the year ended December 31, 1993, File No. 1-5152).

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

   (99)b -- Annual Report on Form 11-K of the Utah Power & Light Company Employee Savings and Stock Purchase Plan of PacifiCorp for the fiscal year ended December 31, 1995.

   (99)c -- Annual Report on Form 11-K of the PacifiCorp K Plus Employee Savings Plan for the fiscal year ended December 31, 1995.
- -----------
*Incorporated herein by reference.
+This exhibit constitutes a management contract or compensatory plan or arrangement.

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

                                        PacifiCorp

                                               /s/RICHARD T. O'BRIEN
                                        By_________________________________
                                                  Richard T. O'Brien
                                                (SR. VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER)

Date:  June 24, 1996

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION                                                PAGE
_______        ___________                                                ____

(23)b          Consent of Independent Public Accountants for the
               UP&L Form 11-K (filed electronically)

(23)c          Consent of Independent Public Accountants for the
               K Plus Form 11-K (filed electronically)

(99)b          Annual Report on Form 11-K of the Utah Power &
               Light Company Employee Savings and Stock Purchase
               Plan of PacifiCorp for the fiscal year ended
               December 31, 1995 (filed electronically)

(99)c          Annual Report on Form 11-K of the PacifiCorp
               K Plus Employee Savings Plan for the fiscal year ended December 31, 1995 (filed electronically)