Form 10-Q
period 1996-06-30
PACIFICORP /OR/
filed 1996-08-14
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               _____________

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


     YES   X       NO
         _____        _____


At July 31, 1996, there were 294,157,368 shares of registrant's common stock outstanding.

                                  PACIFICORP



                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Cash Flows             5

               Notes to Condensed Consolidated Financial Statements        7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9


PART II.       OTHER INFORMATION                                          24

  Item 4.      Submission of Matters to a Vote of Security Holders        24

  Item 5.      Other Information                                          24

  Item 6.      Exhibits and Reports on Form 8-K                           25


Signature                                                                 26

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                         Three Months Ended      Six Months Ended
                                              June 30,                June 30,
                                         __________________      _________________
                                          1996        1995        1996       1995
                                         ______      ______      ______     ______

REVENUES                                $  978.6    $  813.5    $1,983.3   $1,672.1
                                         _______     _______     _______    _______

EXPENSES
  Operations                               393.6       300.1       779.2      622.9
  Maintenance                               82.6        83.5       154.4      150.6
  Administrative and general                82.1        64.6       156.2      124.9
  Depreciation and amortization            131.6       113.4       260.2      224.0
  Taxes, other than income taxes            32.4        32.0        64.7       63.6
                                         _______     _______     _______    _______
  TOTAL                                    722.3       593.6     1,414.7    1,186.0
                                         _______     _______     _______    _______

INCOME FROM OPERATIONS                     256.3       219.9       568.6      486.1
                                         _______     _______     _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                         109.9       115.7       227.5      199.0
  Interest capitalized                      (3.6)       (4.0)       (6.8)      (7.4)
  Other (income) expense                      .3       (10.9)       (6.6)      (6.8)
                                         _______     _______     _______    _______
  TOTAL                                    106.6       100.8       214.1      184.8
                                         _______     _______     _______    _______
Income before income taxes                 149.7       119.1       354.5      301.3
Income taxes                                50.5        25.6       125.4       93.0
                                         _______     _______     _______    _______

NET INCOME                                  99.2        93.5       229.1      208.3

RETAINED EARNINGS BEGINNING OF PERIOD      674.2       502.2       632.4      474.3
Cash dividends declared
  Preferred stock                           (8.7)       (9.9)      (17.8)     (20.2)
  Common stock per share: 1996 and
    1995/$.27 and $.54                     (79.7)      (76.7)     (158.7)    (153.3)
                                         _______     _______     _______    _______
RETAINED EARNINGS END OF PERIOD         $  685.0    $  509.1    $  685.0   $  509.1
                                         =======     =======     =======    =======

EARNINGS ON COMMON STOCK (Net
  income less preferred dividend
  requirement)                          $   90.2    $   83.3    $  211.1   $  188.0
Average number of common shares
  outstanding (Thousands)                293,864     284,277     290,177    284,268

EARNINGS PER COMMON SHARE               $    .31    $    .29    $    .73   $    .66

        See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                     June 30,       December 31,
                                                       1996             1995
                                                     ________       ____________

PROPERTY, PLANT AND EQUIPMENT
  Electric utility                                   $11,096.7        $10,948.1
  Electricity distributor                              1,395.0          1,286.5
  Telecommunications                                   1,603.1          1,592.9
  Other                                                   65.0             65.0
  Accumulated depreciation and amortization           (4,475.9)        (4,280.5)
                                                      ________         ________
  Net                                                  9,683.9          9,612.0
  Construction work in progress                          357.3            340.3
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT                 10,041.2          9,952.3
                                                      ________         ________

CURRENT ASSETS
  Cash and cash equivalents                              118.2             22.2
  Accounts receivable less allowance
    for doubtful accounts: 1996/$8.0
    and 1995/$7.4                                        549.7            545.0
  Materials, supplies and fuel stock at
    average cost                                         216.5            212.1
  Inventory                                               62.9             62.8
  Other                                                   59.5             70.1
                                                      ________         ________
  TOTAL CURRENT ASSETS                                 1,006.8            912.2
                                                      ________         ________

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            197.2            187.9
  Intangible assets - net                                755.2            743.2
  Regulatory assets - net                              1,064.8          1,060.3
  Finance note receivable                                216.0            217.5
  Finance assets                                         453.3            453.7
  Real estate investments                                187.4            179.8
  Deferred charges and other                             298.9            308.3
                                                      ________         ________
  TOTAL OTHER ASSETS                                   3,172.8          3,150.7
                                                      ________         ________

TOTAL ASSETS                                         $14,220.8        $14,015.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                     June 30,       December 31,
                                                       1996             1995
                                                     ________       ____________

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1996/294,136,530
    and 1995/284,276,709                             $ 3,212.9        $ 3,012.9
  Retained earnings                                      685.0            632.4
  Guarantees of Employee Stock Ownership
    Plan borrowings                                       (5.9)           (12.2)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  3,892.0          3,633.1
                                                      ________         ________

PREFERRED STOCK                                          311.5            311.5
                                                      ________         ________

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          219.0            219.0
                                                      ________         ________

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY PARENT JUNIOR SUBORDINATED
  DEBENTURES                                             210.2                -
                                                      ________         ________

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           5,127.4          4,968.2
                                                      ________         ________

CURRENT LIABILITIES
  Long-term debt and capital lease obligations
    currently maturing                                   273.1            206.1
  Notes payable and commercial paper                     429.7          1,021.1
  Accounts payable                                       341.6            345.3
  Taxes, interest and dividends payable                  285.8            256.4
  Customer deposits and other                            191.9            176.0
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,522.1          2,004.9
                                                      ________         ________

DEFERRED CREDITS
  Income taxes                                         1,947.9          1,910.1
  Investment tax credits                                 151.8            159.2
  Other                                                  806.1            786.2
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,905.8          2,855.5
                                                      ________         ________

MINORITY INTEREST                                         32.8             23.0
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES (See Note 2)

TOTAL CAPITALIZATION AND LIABILITIES                 $14,220.8        $14,015.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                     ______________________
                                                      1996            1995
                                                     ______          ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 229.1          $ 208.3
  Adjustments to reconcile net income
    to net cash provided by operating
    activities

    Depreciation and amortization                     270.7            237.0
    Deferred income taxes and investment tax
      credits - net                                    12.5              5.1
    Other                                              15.6             22.3
    Accounts receivable and prepayments                 2.3             44.9
    Materials, supplies, fuel stock and
      inventory                                        (3.7)           (33.8)
    Accounts payable and accrued liabilities           37.8            (54.8)
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             564.3            429.0
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (296.2)          (299.1)
  Assets acquired                                     (10.9)          (197.9)
  Proceeds from sale of assets                         24.6             36.1
  Proceeds from sales of finance assets
    and principal payments                             42.7             33.5
  Other                                               (11.7)             2.7
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (251.5)          (424.7)
                                                     ______           ______

     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                     ______________________
                                                      1996            1995
                                                     ______          ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                         (591.4)           102.7
  Proceeds from long-term debt                        257.1            226.1
  Proceeds from issuance of common stock              200.0              1.9
  Proceeds from issuance of Company
    obligated mandatorily redeemable
    preferred securities                              210.1                -
  Dividends paid                                     (173.7)          (172.6)
  Repayments of long-term debt and capital
    lease obligations                                 (79.6)           (97.8)
  Redemptions of capital stock                         (1.3)            (1.4)
  Other                                               (38.0)           (44.9)
                                                     ______           ______

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                         (216.8)            14.0
                                                     ______           ______

INCREASE IN CASH AND CASH EQUIVALENTS                  96.0             18.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       22.2             23.3
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 118.2          $  41.6
                                                     ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                        $ 244.7          $ 215.5
    Income taxes net of refunds                       114.1            130.8


     See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1996


 1.  FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements as of June 30, 1996 and December 31, 1995 and for the periods ended June 30, 1996 and 1995, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1995 Annual Report on Form 10-K.

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

          The Company's 1989 and 1990 federal income tax returns are currently under examination by the Internal Revenue Service (the "IRS"). The Company has received an examination report for these years proposing adjustments that would increase income tax by $11 million. The Company filed a protest of certain of the proposed adjustments on July 30, 1996.

          As previously reported, several Superfund sites have been identified where the Company has been or may be designated as a potentially responsible party. Future costs associated with the disposition of these matters are not expected to be material to the Company's consolidated financial statements.

 3.  COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
     SECURITIES OF PACIFICORP CAPITAL I

          On June 11, 1996, PacifiCorp Capital I, a wholly owned subsidiary trust of the Company (the "Trust"), issued, in a public offering, 8,680,000 of its 8 1/4% Company Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities"), representing preferred undivided beneficial interests in the assets of the Trust, with a liquidation preference of $25 per Preferred Security. The sole assets of the Trust are $224 million, in aggregate principal amount, of the Company's 8 1/4% Junior Subordinated Deferrable Interest Debentures, Series C, due June 30, 2036 ("Series C Debentures") and certain rights under a related guarantee by the Company. The Company's guarantee of the Preferred Securities, considered together with the other obligations of the Company with respect to Preferred Securities, constitutes a full and unconditional guarantee by the Company of the Trust's obligations with respect to the Preferred Securities.

 4.  NEW ACCOUNTING STANDARD

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

  Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS

                                                                             Six Months
                                                             Percentage        Ended           Percentage
                                          Second Quarter     Increase/        June 30,         Increase/
                                         ________________                  _______________
                                         1996        1995    (Decrease)    1996       1995     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                     (Dollars in Millions, except per share)

Revenues                               $  978.6    $ 813.5      20%      $1,983.3   $1,672.1       19%
                                        _______     ______                _______    _______

Income from operations                    256.3      219.9      17          568.6      486.1       17
                                        _______     ______                _______    _______

Net income                                 99.2       93.5       6          229.1      208.3       10
                                        _______     ______                _______    _______

Earnings contribution
  on common stock (1)
    Electric Operations                    62.1       22.5       *          148.4      103.2        *
    Powercor                                5.1          -       *           15.9          -        *
    Pacific Telecom                        17.9       17.7       1           33.8       32.1        5
    Other                                   5.1       43.1       *           13.0       52.7        *
                                        _______     ______                _______    _______
          Total                        $   90.2    $  83.3       8       $  211.1   $  188.0       12
                                        =======     ======                =======    =======

Earnings per common share              $    .31    $   .29       7       $    .73   $    .66       11

Average number of common shares
  outstanding (thousands)               293,864    284,277       3        290,177    284,268        2

*Not a meaningful number.

(1) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other; (c) amounts are net of preferred dividend requirements and minority interest.

Comparison of the second quarters of 1996 and 1995
__________________________________________________

 .  Earnings contribution on common stock increased $7 million or 8%.

   .. In 1995, the Company reached a tax settlement with the IRS for the years 1983 through 1988. The settlement had no effect on consolidated net income, although it had the effect of reducing Electric Operations' earnings $32 million and increasing Other earnings $32 million.

   .. Excluding the effects of the $32 million tax settlement in 1995 referred to above, Electric Operations' earnings contribution increased $7 million or 14%. Residential and commercial revenues rose $8 million and $13 million, respectively. Of these increases, $9 million was from increased customer usage and $8 million was due to growth in the average number of customers (2% for residential and 3% for commercial). Wholesale revenues increased $43 million due to a 98% increase in energy sales volumes, despite lower prices. Purchased power and fuel expenses increased $37 million and $5 million, respectively, due to higher purchased and generated volumes, resulting from increased demand for power, and higher short-term and spot market purchase prices.

   .. The earnings contribution of Powercor, an Australian electricity distributor, acquired in December 1995, was $5 million.

   .. Pacific Telecom's earnings contribution was virtually unchanged. The earnings contribution increased $3 million due to the effect of PacifiCorp's 100% ownership of Pacific Telecom in 1996 versus 87% in 1995 and $3 million resulting from local exchange company ("LEC") assets acquired in late 1995. In addition, earnings increased due to internal access line growth of 5%, revised LEC revenue estimates for prior years and cellular customer growth. These increases were offset by a $10 million decrease resulting from the sale of Alascom, Inc. ("Alascom") in August 1995.

   .. Excluding the $32 million tax settlement in 1995 referred to above, the earnings contribution of other businesses decreased $6 million or 53%. After-tax expenditures of $6 million relating to the development of unregulated energy projects and businesses and increased after-tax interest expense of $1 million, $3 million resulting from higher debt levels offset by allocations and adjustments of $2 million, were partially offset by an after-tax gain of $4 million from a settlement of indemnification issues relating to the sale of a computer leasing business in 1994.

 . The average number of common shares outstanding rose 3% due to a public sale of 8,500,000 shares in March and 290,000 shares in April 1996 and issuances under the dividend reinvestment and stock purchase plan (the "Plan"). The Company periodically evaluates the advantages of common share issuances in the context of its current capital structure, financing needs and market price and began to issue common stock under the Plan in February 1996, following a period during which open market purchases had been used for the Plan.

Comparison of the six-month periods ended June 30,1996 and 1995
_______________________________________________________________

 .  Earnings contribution on common stock increased $23 million or 12%.

   .. Excluding the tax settlement in 1995 referred to above, Electric Operations' earnings contribution increased $13 million or 10%. Residential and commercial revenues rose $28 million and $22 million, respectively. Of these increases, $16 million was from increased customer usage, $14 million was due to increases in the average number of residential customers (2%) and commercial customers (3%) and $13 million was due to the effect of cooler winter temperatures in 1996. Wholesale revenues increased $72 million due to an 85% increase in energy sales volumes, despite lower prices. An increase of $74 million in purchased power expense, increased interest expense of $8 million (excluding the effect of the tax settlement), increased depreciation of $9 million and increases in other operating expenses of $7 million partially offset these improvements.

   .. The earnings contribution of Powercor, acquired in December 1995, was $16 million.

   .. Pacific Telecom's earnings contribution increased $2 million or 5% due to the $5 million effect of PacifiCorp's 100% ownership of Pacific Telecom in 1996 versus 87% in 1995. Increased earnings of $7 million resulting from LEC assets acquired in 1995 and the $9 million effect of 5% growth in existing local exchange operations and growth in cellular operations were offset by a $19 million decrease resulting from the sale of Alascom in August 1995.

   .. Excluding the tax settlement referred to above, the earnings contribution of other businesses decreased $8 million or 37%. The decreases were due to after-tax expenditures of $8 million relating to the development of unregulated energy projects and businesses and increased after-tax interest expense of $7 million resulting from higher debt levels. The reductions were partially offset by after-tax gains of $10 million on sales of finance assets and the settlement of indemnification issues relating to a computer leasing business sold in 1994.

 . The average number of common shares outstanding rose 2% due to the same factors described above.

                             RESULTS OF OPERATIONS

Electric Operations
___________________

                                                                             Six Months
                                                             Percentage        Ended           Percentage
                                          Second Quarter     Increase/        June 30,         Increase/
                                         ________________                  _______________
                                         1996        1995    (Decrease)    1996       1995     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)

Revenues
  Residential                           $158.5      $151.0        5%    $  386.0    $  358.0        8%
  Commercial                             147.8       134.7       10        298.8       276.9        8
  Industrial                             170.3       171.9       (1)       335.9       337.2        -
  Other                                    8.0         7.4        8         15.6        14.7        6
                                         _____       _____               _______     _______
    Retail sales                         484.6       465.0        4      1,036.3       986.8        5
  Wholesale sales                        156.6       113.4       38        297.0       225.5       32
  Other                                   13.1        14.5      (10)        26.1        29.1      (10)
                                         _____       _____               _______     _______
      Total                              654.3       592.9       10      1,359.4     1,241.4       10
Operating expenses                       477.4       432.9       10        962.8       872.9       10
                                         _____       _____               _______     _______
Income from operations                   176.9       160.0       11        396.6       368.5        8
Interest expense                          73.0        99.1        *        147.1       167.8        *
Other income - net                        (7.7)      (15.0)     (49)       (15.4)      (20.8)     (26)
Income taxes                              40.5        43.2       (6)        98.5        98.0        1
                                         _____       _____               _______     _______
Net income                                71.1        32.7      117        166.4       123.5       35
Preferred dividend requirement             9.0        10.2      (12)        18.0        20.3      (11)
                                         _____       _____               _______     _______
Earnings contribution                   $ 62.1      $ 22.5        *     $  148.4    $  103.2        *
                                         =====       =====               =======     =======

Energy sales (millions of kWh)
  Residential                            2,683       2,602        3        6,454       6,068        6
  Commercial                             2,736       2,508        9        5,520       5,148        7
  Industrial                             4,981       4,859        3        9,755       9,556        2
  Other                                    164         142       15          315         291        8

                                        ______      ______                ______      ______
    Retail sales                        10,564      10,111        4       22,044      21,063        5
  Wholesale sales                        6,399       3,240       98       12,072       6,524       85
                                        ______      ______                ______      ______
      Total                             16,963      13,351       27       34,116      27,587       24
                                        ======      ======                ======      ======

Residential average usage (kWh)          2,269       2,243        1        5,465       5,229        5
Total customers (end of period)      1,398,226   1,356,784        3    1,398,226   1,356,784        3

Comparison of the second quarters of 1996 and 1995
__________________________________________________

 .  Revenues increased $61 million or 10%.

   .. Residential revenues increased $8 million or 5% and kWh volume increased 3% primarily due to the $3 million effect of a 2% increase in the average number of residential customers, a $2 million increase from higher customer usage and the $2 million effect of a decrease in Bonneville Power Administration ("BPA") exchange benefits.

   .. Commercial revenues increased $13 million or 10% primarily due to a $7 million increase from higher customer usage and the $5 million effect of a 3% increase in the average number of commercial customers. Energy sales growth to commercial customers in the state of Utah was almost 14%, reflecting favorable economic expansion.

   .. Industrial revenues decreased $2 million or 1% due to reductions in sales to general industrial customers of $7 million resulting from lower contract prices and $4 million from lower volumes sold to oil and gas customers, partially offset by $5 million from increased volumes sold to new and existing customers. Sales to irrigation customers increased $5 million primarily due to warmer and drier weather in June 1996.

       On July 10, 1996, Electric Operations received an order from the Public Utility Commission of Oregon (the "PUC") to raise prices in Oregon by an average of 4%. The price increase, which was effective July 15, 1996, is expected to result in additional annual revenues of $27 million.

       Electric Operations also received a price increase order from the Wyoming Public Service Commission (the "PSC") to raise prices by an average of 3.9%. This price increase was effective July 1, 1996 and is expected to result in additional annual revenues of $10 million.

   .. Wholesale revenues increased $43 million or 38% while kWh volume increased 98%. Higher short-term and spot market sales volumes added $32 million to revenues. Additionally, new long-term contract volumes and higher long-term prices increased revenues $15 million and $3 million, respectively. The increases were partially offset by a revenue decrease of $8 million due to an 8% decline in prices for short-term and spot market sales resulting from increased competition and the availability of hydroelectric generation in the region.

 .  Operating expenses increased $45 million or 10%.

   .. Fuel expense increased $5 million or 6% due to a 569,000 mWh or 6% increase in thermal generation. The higher demand for electricity in 1996 was also satisfied by a 235,000 mWh or 20% increase in lower cost hydroelectric generation at Company-owned plants.

   .. Purchased power and wheeling expense increased $37 million or 48% while kWh volume purchased increased 97%. Short-term and spot market purchases increased $19 million due to a 2,403,000 mWh, or two-fold, increase in kWh volume purchased and $4 million due to higher prices. An increase of $11 million was due to higher volumes and prices for long-term firm contract purchases and a $2 million increase was due to the effect of decreased BPA exchange benefits.

       BPA, a wholesale power and wheeling supplier, increased its rates effective October 1, 1995. The rates increased Electric Operations' capacity and wheeling expenses by approximately $4 million annually and reduced the exchange benefits directly received by Electric Operations' residential and small farm customers by approximately $10 million annually. Electric Operations has received approval for price increases that allow it to recover the loss of exchange benefits.

       BPA completed its 1996 rate case hearing process and will implement new five-year rates effective October 1, 1996. The new rates will reduce Electric Operations' annual capacity and wheeling expenses by $3 million. In addition, while the new rates would have reduced the annual exchange benefits directly received by Electric Operations' residential and small farm customers by approximately $17 million, President Clinton signed into law the "Energy and Water Development Appropriation Act of 1995" which, among other things, provided for a set amount of exchange benefits for 1997, largely mitigating the loss of exchange benefits. Electric Operations will likely seek approval for price increases that will allow it to recover any loss of exchange benefits.

   .. Depreciation and amortization expense increased $4 million or 6% primarily due to additional plant in service.

 .  Earnings contribution increased $40 million.

   ..  Income from operations increased $17 million or 11%.

   .. Interest expense decreased $25 million primarily due to the $28 million interest portion of the settlement with the IRS in 1995, referred to above. Interest expense, excluding the IRS settlement, increased
       $2 million or 3% primarily due to the effects of higher levels of debt outstanding in 1996.

   .. Other income decreased $6 million primarily due to the effect of gains in 1995 of $3 million from sales of sulphur dioxide emission allowances and $3 million from the sale of water rights.

   .. Income tax expense decreased $3 million or 6% primarily due to the $4 million net effect of the IRS settlement in 1995 ($15 million of additional taxes due, partially offset by an $11 million tax benefit from related interest expense).

Comparison of the six-month periods ended June 30,1996 and 1995
_______________________________________________________________

 .  Revenues increased $118 million or 10%.

   .. Residential revenues increased $28 million or 8% and kWh volume increased 6% primarily due to the $10 million effect of temperatures that were 3 degrees cooler during the winter months in 1996, the $7 million effect of a 2% increase in the average number of residential customers, a $5 million increase from higher customer usage and a $3 million increase from the effect of a decrease in BPA exchange benefits.

   .. Commercial revenues increased $22 million or 8% and KWh volume increased 7% primarily due to a $11 million increase resulting from higher customer usage, the $7 million effect of a 3% increase in the average number of commercial customers and the $2 million effect of cooler winter temperatures in 1996.

   .. Wholesale revenues increased $72 million or 32% while kWh volume increased 85%. Higher short-term and spot market sales volumes added $49 million to revenues. Additionally, new firm contract volumes and higher long-term prices increased revenues $33 million and $6 million, respectively. The increases were partially offset by a revenue decrease of $18 million due to a 17% decline in prices for short-term and spot market sales resulting from increased competition, surplus hydroelectric generation in the region and low natural gas prices.

 .  Operating expenses increased $90 million or 10%.

   .. Fuel expense was virtually unchanged. Thermal generation declined 558,000 mWh or 3% due to a 457,000 mWh or 17% increase in hydroelectric generation and the availability of lower-cost purchased power in the spot market.

   .. Purchased power and wheeling expense increased $74 million or 45% while kWh volumes purchased increased 140%. A $51 million increase in short-term and spot market purchases resulted from a 5,453,000 mWh, or nearly three-fold, increase in volumes purchased. An increase of $17 million was due to higher volumes and prices for purchases under long-term firm contracts.

   .. Administrative and general expense increased $6 million or 8% primarily due to higher outside services and employee expenses and increased amortization of deferred postretirement benefits.

   .. Depreciation and amortization expense increased $9 million or 6% primarily due to additional plant in service.

 .  Earnings contribution increased $45 million.

   ..  Income from operations increased $28 million or 8%.

   .. Interest expense decreased $20 million primarily due to the effect of the $28 million interest portion of the settlement with the IRS in 1995, referred to above. Interest expense, excluding the IRS settlement, increased $9 million or 6% primarily due to the effects of higher levels of debt outstanding in 1996.

   .. Other income decreased $4 million primarily due to the effects of a gain of $3 million on the sale of water rights in 1995 and a $2 million increase in charitable contributions in 1996.

   .. Income tax expense was virtually unchanged. The $4 million net effect of the IRS settlement in 1995, referred to above, was offset by increased tax expense due to higher taxable income.

Powercor
________

                                         Second Quarter       Six Months
                                         ______________          Ended
                                              1996           June 30, 1996
                                              ____           _____________
                                                (Dollars in Millions)

Revenues
  Domestic                                 $ 62.6              $112.8
  Commercial                                 35.1                67.9
  Industrial                                 42.8                84.9
  Other                                      19.2                33.9
                                            _____               _____
      Total                                 159.7               299.5
Operating expenses                          136.6               240.2
                                            _____               _____
Income from operations                       23.1                59.3
Interest expense                             19.3                37.8
Other expense                                  .9                  .9
Income taxes                                 (2.2)                4.7
                                            _____               _____
Earnings contribution                      $  5.1              $ 15.9
                                            =====               =====

Energy sales (millions of kWh)
  Domestic                                    685               1,257
  Commercial                                  350                 745
  Industrial                                  773               1,527
  Other                                       108                 259
                                            _____               _____
      Total                                 1,916               3,788
                                            =====               =====

          Powercor was acquired by Holdings on December 12, 1995 for approximately $1.6 billion of debt. Approximately $900 million was financed in Australia and $700 million was borrowed in the U.S. At June 30, 1996, the Australian debt totaled $925 million. Interest expense associated with the U.S. borrowings are not allocated to subsidiaries of Holdings.

Second quarter of 1996
______________________

          Powercor contributed $5 million of earnings on revenues of $160 million and operating income of $23 million. Operating expenses included purchased power expense of $77 million, other operations expense of $14 million, maintenance expense of $12 million, administrative and general expense of $15 million and depreciation and amortization expense of $19 million. Interest expense totaled $19 million and a net $2 million income tax benefit was recorded. The income tax benefit resulted from revised estimates of deferred income taxes associated with purchase price allocations.

Six-month period ended June 30, 1996
____________________________________

          Powercor contributed $16 million of earnings on revenues of $300 million and operating income of $59 million. Operating expenses included purchased power costs of $136 million, other operations expense of $22 million, maintenance expense of $22 million, administrative and general expense of $24 million and depreciation and amortization expense of $35 million. Powercor incurred interest expense of $38 million and income taxes of $5 million in the period.

          Powercor has a license to sell electricity to franchise customers whose facilities are in its distribution area and a nonexclusive state-wide license to sell to contestable customers. Contestable customers are able to choose their electricity retailer. As of July 1, 1996, approximately 2,000 customers in the state of Victoria using 750 or more megawatt hours become contestable, including 500 of Powercor's customers. By the end of the year 2000, all customers across the state will be able to choose their electricity supplier. Contestable sales currently represent about 34% of Powercor's total energy sales.

Pacific Telecom
_______________

                                                                             Six Months
                                                             Percentage        Ended           Percentage
                                          Second Quarter     Increase/        June 30,         Increase/
                                         ________________                  _______________
                                         1996        1995    (Decrease)    1996       1995     (Decrease)
                                         ____        ____    __________    ____       ____     __________
                                                            (Dollars in Millions)

Revenues
  Local network service                 $ 34.6      $ 29.9       16%      $ 67.8     $ 57.2        19%
  Network access service                  62.6        52.9       18        126.1      100.7        25
  Long distance network service             .4        64.2      (99)          .8      126.3       (99)
  Private line service                       -        14.4        *            -       29.6         *
  Sales of cable capacity                  2.2         1.1      100          2.2        2.7       (19)
  Cellular and other                      29.7        29.8        -         57.0       57.5        (1)
                                         _____       _____                 _____      _____
     Total                               129.5       192.3      (33)       253.9      374.0       (32)
Operating expenses                        91.7       146.9      (38)       180.7      288.4       (37)

                                         _____       _____                 _____      _____
Income from operations                    37.8        45.4      (17)        73.2       85.6       (14)
Interest expense                          10.5        11.5       (9)        20.6       21.5        (4)
Other (income) expense - net              (2.3)         .6        *         (3.2)       3.7         *
Income taxes                              11.5        12.9      (11)        21.7       23.3        (7)
                                         _____       _____                 _____      _____
Net Income                                18.1        20.4      (11)        34.1       37.1        (8)
Minority interest and other                 .2         2.7      (93)          .3        5.0       (94)
                                         _____       _____                 _____      _____
Earnings contribution                   $ 17.9      $ 17.7        1       $ 33.8     $ 32.1         5
                                         =====       =====                 =====      =====

Telephone access lines (end
  of period)                           545,028     482,311       13      545,028    482,311        13

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

                                         Second Quarter       Six Months
                                         ______________          Ended
                                              1995           June 30, 1995
                                              ____           _____________
                                                (Dollars in Millions)

    Revenues
      Long distance network service        $ 63.9              $125.7
      Private line service                   14.4                29.6
      Other                                   4.1                 9.0
                                            _____               _____
        Total                                82.4               164.3
    Operating expenses                       67.3               133.9
                                            _____               _____
    Income from operations                   15.1                30.4
    Other (income) expense - net              (.2)                 .3
    Income taxes                              5.5                11.5
                                            _____               _____
    Net income                                9.8                18.6
    Minority interest and other               1.5                 2.9
                                            _____               _____
    Earnings contribution                  $  8.3              $ 15.7
                                            =====               =====

The discussion below is presented excluding the effect of Alascom's earnings contribution in the 1995 periods.

Comparison of the second quarters of 1996 and 1995.
__________________________________________________

 .  Revenues increased $20 million or 18%.

   .. Local network service revenues increased $5 million or 16% primarily due to increased revenues of $2 million from LEC assets acquired in late 1995 and increases of $1 million in enhanced service revenues and $1 million from the effects of internal access line growth. Pacific Telecom acquired properties with 53,000 access lines in Colorado in February 1995 and additional properties with 37,000 access lines in Oregon and Washington later in 1995.

   .. Network access service revenues increased $10 million or 18% primarily due to increased revenues of $9 million from LEC assets acquired, increases of $1 million from access line growth of 5%, exclusive of acquisitions, and $1 million due to revised LEC revenue estimates for prior years. The increases were partially offset by a $1 million decrease in Universal Service Fund ("USF") support. The national average cost per access line to provide service to rural telephone customers (the USF benchmark) increased while Pacific Telecom's cost per access line increased at a rate below the national average. This caused a slight decrease in USF support received per access line.

   .. Cellular and other revenue increased $4 million or 16% primarily due to an increase of $3 million in cellular revenues resulting from customer growth and higher roaming revenues.

 .  Operating expenses increased $12 million or 15%.

   .. Administrative and general expense increased $3 million or 20% primarily due to an increase of $1 million from LEC assets acquired and a $2 million increase due to higher corporate support costs for information systems and benefits.

   .. Depreciation expense increased $4 million or 19% primarily due to a $3 million increase from LEC assets acquired and $1 million due to increased LEC plant in service.

 .  Earnings contribution increased $9 million or 90%.

   .. Income from operations increased $8 million or 25%. Excluding the $5 million effect of the acquisition of LEC assets, income from operations increased $3 million or 9%.

   .. Other income increased $3 million due to a gain on the sale of cellular properties.

   .. Income tax expense increased $4 million or 55% due to higher taxable income.

Comparison of the six-month periods ended June 30,1996 and 1995.
_______________________________________________________________

 .  Revenues increased $44 million or 21%.

   .. Local network service revenues increased $11 million or 19% primarily due to increased revenues of $6 million from LEC assets acquired in 1995 and increases of $3 million from the effects of customer and internal access line growth and $2 million in enhanced service revenues.

   .. Network access service revenues increased $25 million or 25% primarily due to increased revenues of $22 million from LEC assets acquired and increases of $4 million from access line growth of 5%, exclusive of acquisitions, and $2 million from revised LEC revenue estimates for prior years. The increases were partially offset by a $2 million decrease in USF support.

   .. Cellular and other revenue increased $9 million or 18% primarily due to an increase of $5 million in cellular revenues resulting from customer growth and higher roaming revenues and other revenues of $2 million from LEC assets acquired.

 .  Operating expenses increased $26 million or 17%.

   .. Maintenance expense increased $4 million or 11% due to the LEC assets acquired.

   .. Operations expense increased $3 million or 7% due to an increase of $2 million from growth in LEC and cellular operations and $1 million from LEC assets acquired.

   .. Administrative and general expense increased $6 million or 23% primarily due to an increase of $3 million from LEC assets acquired and $3 million due to higher administrative support costs for information systems and employee benefits.

   .. Depreciation expense increased $11 million or 25% primarily due to an $8 million increase from LEC assets acquired and $2 million due to increased LEC plant in service.

 .  Earnings contribution increased $17 million or 106%.

   .. Income from operations increased $18 million or 33%. Excluding the $11 million effect of the acquisition of LEC assets, income from operations increased $7 million or 13%.

   .. Other income increased $7 million primarily due to gains of $4 million from sales of cellular properties and a $2 million increase in income from cellular and other investments.

   .. Income tax expense increased $10 million or 83% due to higher taxable income.

FINANCIAL CONDITION -

     For the six months ended June 30, 1996:

          Net cash flows of $564 million were provided by operating activities during the period. Uses for cash included $296 million for construction program expenditures and $174 million for dividends.

          The Company issued 8,500,000 shares of common stock to the public for proceeds of $172 million in March 1996 and 290,000 shares in April 1996 for proceeds of $6 million. Proceeds were used to repay short-term debt.

          During the period, the Company issued 1,072,941 shares of its common stock under the dividend reinvestment and stock purchase plan.

          On June 11, 1996, the Trust issued, in a public offering, 8,680,000 of its 8 1/4% Preferred Securities for proceeds of $217 million. Concurrent with the issuance of the Preferred Securities, the Trust issued to the Company Series A Common Securities in the amount of $7 million. The sole asset of the Trust is $224 million of Series C Debentures issued by the Company. See
Note 3 to Condensed Consolidated Financial Statements.

          On July 12, 1996, the Company redeemed all outstanding shares of its 7.96%, 8.92% and 9.08% Serial Preferred Stock, all outstanding shares of its $1.76, $1.98 and $2.13 No Par Serial Preferred Stock and 410,000 shares of the 440,000 outstanding shares of its $7.12 No Par Serial Preferred Stock. The aggregate stated value of the shares redeemed of $117 million and the redemption premium of $5 million were funded with short-term debt.

          On July 29, 1996, the Company redeemed all of its outstanding shares of Dutch Auction Rate Transferable Securities Series A-1 at a redemption price of $100,000 per share, plus accrued and unpaid dividends at that date. The aggregate redemption price for the DARTS of $50 million was funded with short-term debt.

          On August 19, 1996, the Company will redeem all of its outstanding shares of Market Auction Preferred Securities Series C at a redemption price of $100,000 per share, plus accrued and unpaid dividends at that date. The aggregate redemption price for the MAPS of $50 million will be funded with short-term debt.

          During January 1996, the Company issued $200 million of secured medium-term notes in the form of First Mortgage and Collateral Trust Bonds with interest rates ranging from 6.1% to 6.7% and maturities from 2006 to 2026. Proceeds were used to repay short-term debt that had been classified as long-term debt at December 31, 1995.

          In April 1996, Holdings issued $150 million of 6.75% senior notes due 2001 and $100 million of 7.2% senior notes due 2006 for proceeds of $247 million. Proceeds were used to repay short-term debt.

          On July 30, 1996, the Company paid $152 million for its 50% ownership interest in the Hermiston Generating Project located near Hermiston, Oregon. This 474 megawatt natural gas cogeneration project was developed by U.S.

Generating Company and went into commercial operation on July 1, 1996. The payment was initially funded with short-term debt.

          Pacific Telecom has signed definitive agreements with U.S. West Communications, Inc. to purchase local exchange telephone properties in Minnesota with 26,600 access lines and with GTE North Incorporated to purchase properties in Michigan with 11,100 access lines. Both acquisitions are subject to regulatory approval and are expected to close in late 1996 or early 1997. Pacific Telecom also has a definitive agreement with the City of Ketchikan to purchase telephone assets and operations in Ketchikan, Alaska with 9,600 access lines and is currently negotiating a definitive agreement with the Fairbanks Municipal Utility System to acquire its telephone and cellular operations that have 32,000 access lines. The Alaska acquisitions are expected to close during the first half of 1997. Along with regulatory approvals, voter approval is required for the Ketchikan and Fairbanks acquisitions. Pacific Telecom anticipates that the four acquisitions will require $280 million in cash. Pacific Telecom expects to fund these acquisitions through the issuance of external debt and internally generated funds.

          A consortium, known as The Hazelwood Power Partnership, was the successful bidder for a 1,600 megawatt, coal-fired generating station and associated coal mine in Victoria, Australia. The bid was approximately
$1.9 million, which is expected to be paid with a combination of project debt financing in Australia and equity contributions from members of the consortium. PacifiCorp Holdings, Inc., which has a 19.9% interest in the partnership, expects to finance its portion (approximately $155 million) of the required equity with borrowings in the United States. Closing is scheduled for September 1996.

          At June 30, 1996, the Company had $174 million of commercial paper and bank borrowings outstanding at an average weighted rate of 5.4%. These borrowings are supported by a $500 million revolving credit agreement. At June 30, 1996, the consolidated subsidiaries had access to $1.9 billion of short-term funds through committed bank revolving credit agreements. Subsidiaries had $202 million of commercial paper outstanding at June 30, 1996, as well as borrowings of $1.1 billion under bank revolving credit facilities. At June 30, 1996, the Companies had $1.0 billion of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.

          The Company believes that its existing and available capital resources are sufficient to meet working capital, dividend and the majority of construction needs in 1996.
______________________________________________________________________________

          The condensed consolidated financial statements as of June 30, 1996 and December 31, 1995 and for the three-month and six-month periods ended
June 30, 1996 and 1995 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________ ____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three- and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

July 19, 1996

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________

          At the Company's annual meeting of shareholders on May 8, 1996, the shareholders ratified the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the year 1996. Votes cast in relation to this matter are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___           _________      ________________

                         243,686,339       1,727,343           1,886,132

          The shareholders also elected four Class III Directors, each for terms expiring at the 1999 Annual Meeting. Votes cast in relation to this matter are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___           _________      ________________

Frederick W. Buckman     240,697,836       6,601,978                   -
Don M. Wheeler           241,423,996       5,875,818                   -
Nancy Wilgenbusch        241,708,852       5,590,962                   -
Peter I. Wold            241,980,952       5,318,863                   -

          The Directors whose terms continued and the years their terms expire are as follows:

          Kathryn A. Braun (Class II, 1998); C. Todd Conover (Class I, 1997); Richard C. Edgley (Class II, 1998); Nolan E. Karras (Class I, 1997); Keith R. McKennon (Class I, 1997); Roger G. Miller (Class II, 1998); Verl R. Topham (Class II, 1998).

Item 5.   Other Information
______    _________________

          On July 10, 1996, the Company received an order from the Oregon PUC authorizing the Company to raise prices in Oregon by an average of 4%. The price increase, which was effective July 15, 1996, is expected to result in additional annual revenues of $27 million. This is PacifiCorp's first general price increase in Oregon since 1987.

          The Company's price increase filing also included a proposed alternate form of regulation. The Company's proposal is designed to encourage increased efficiencies and innovation. The Oregon PUC's order did not address issues relating to the alternate form of regulation. It is expected that hearings on these issues will be held in October 1996. A PUC decision on the Company's proposal is expected by year end 1996.

          The Company also received an order from the Wyoming PSC authorizing the Company to raise Wyoming prices by an average of 3.9%. This price increase was effective July 1, 1996 and is expected to result in additional annual revenues of $10 million. This was PacifiCorp's first price increase in Wyoming since 1987. The Company has agreed not to seek another price increase in Wyoming prior to July 1, 1998 and to conduct workshops with interested parties on possible alternate forms of regulation beginning in the fourth quarter of 1996.

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

          Exhibit 27: Financial Data Schedule for the quarter ended June 30, 1996 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K dated August 5, 1996, under Item 5. "Other Events," the Company filed its news release relating to a successful bid for the Hazelwood Power Station and associated coal mine in Victoria, Australia by a consortium that includes PacifiCorp, National Power PLC, Destec Energy, Inc. and the Commonwealth Bank Group of Australia.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date      August 14, 1996               By RICHARD T. O'BRIEN
     _________________________             _________________________________
                                           Richard T. O'Brien
                                           Senior Vice President
                                           (Chief Financial Officer)

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

          Exhibit 27:  Financial Data Schedule for the quarter
          ended June 30, 1996 (filed electronically only).