Form 10-Q
period 1996-09-30
PACIFICORP /OR/
filed 1996-11-14
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               __________________

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


     YES   X       NO
         _____        _____


At October 31, 1996, there were 294,665,717 shares of registrant's common stock outstanding.

                                  PACIFICORP




                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Cash Flows             5

               Notes to Condensed Consolidated Financial Statements        7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9


PART II.       OTHER INFORMATION                                          29

  Item 1.      Legal Proceedings                                          29

  Item 6.      Exhibits and Reports on Form 8-K                           29


Signature                                                                 31

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                         Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                         ___________________     _________________
                                          1996        1995        1996       1995
                                         ______      ______      ______     ______

REVENUES                                $1,136.8    $  856.4    $3,120.1   $2,528.5
                                         _______     _______     _______    _______

EXPENSES
  Operations                               476.9       303.8     1,256.1      926.7
  Maintenance                               74.0        67.7       228.4      218.3
  Administrative and general                83.6        59.3       239.8      184.2
  Depreciation and amortization            132.8       108.3       393.0      332.3
  Taxes, other than income taxes            30.6        30.1        95.3       93.7
                                         _______     _______     _______    _______
  TOTAL                                    797.9       569.2     2,212.6    1,755.2
                                         _______     _______     _______    _______

INCOME FROM OPERATIONS                     338.9       287.2       907.5      773.3
                                         _______     _______     _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                         117.5        83.2       345.0      282.2
  Interest capitalized                      (2.6)       (4.0)       (9.4)     (11.4)
  Other (income) expense                    (2.3)      (43.1)       (8.9)     (49.9)
                                         _______     _______     _______    _______
  TOTAL                                    112.6        36.1       326.7      220.9
                                         _______     _______     _______    _______
Income before income taxes                 226.3       251.1       580.8      552.4
Income taxes                                83.4        82.1       208.8      175.1
                                         _______     _______     _______    _______

NET INCOME                                 142.9       169.0       372.0      377.3

RETAINED EARNINGS BEGINNING OF PERIOD      685.0       509.1       632.4      474.3
Cash dividends declared
  Preferred stock                           (5.7)      (10.2)      (23.5)     (30.4)
  Common stock per share: 1996 and
    1995/$.27 and $.81                     (79.5)      (76.8)     (238.2)    (230.1)
  Preferred stock retired                   (7.5)          -        (7.5)         -
                                         _______     _______     _______    _______
RETAINED EARNINGS END OF PERIOD         $  735.2    $  591.1    $  735.2   $  591.1
                                         =======     =======     =======    =======

EARNINGS ON COMMON STOCK
  (Net income less preferred
  dividend requirement)                 $  136.6    $  158.9    $  347.7   $  346.9
Average number of common shares
  outstanding (Thousands)                294,396     284,277     291,594    284,271

EARNINGS PER COMMON SHARE               $    .46    $    .56    $   1.19   $   1.22

        See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                   September 30,    December 31,
                                                       1996             1995
                                                   ____________     ____________

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                       $11,413.5        $10,948.1
  Australian Electric Operations                       1,397.1          1,286.5
  Telecommunications                                   1,627.2          1,592.9
  Other                                                   65.1             65.0
  Accumulated depreciation and amortization           (4,561.1)        (4,280.5)
                                                      ________         ________
  Net                                                  9,941.8          9,612.0
  Construction work in progress                          296.9            340.3
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT                 10,238.7          9,952.3
                                                      ________         ________

CURRENT ASSETS
  Cash and cash equivalents                               31.3             22.2
  Accounts receivable less allowance
    for doubtful accounts: 1996/$7.5
    and 1995/$7.4                                        656.6            545.0
  Materials, supplies and fuel stock at
    average cost                                         208.2            212.1
  Inventory                                               54.9             62.8
  Other                                                   56.4             70.1
                                                      ________         ________
  TOTAL CURRENT ASSETS                                 1,007.4            912.2
                                                      ________         ________

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            358.5            187.9
  Intangible assets - net                                781.5            743.2
  Regulatory assets - net                              1,064.8          1,060.3
  Finance note receivable                                216.3            217.5
  Finance assets                                         442.4            453.7
  Real estate investments                                197.0            179.8
  Deferred charges and other                             340.9            308.3
                                                      ________         ________
  TOTAL OTHER ASSETS                                   3,401.4          3,150.7
                                                      ________         ________

TOTAL ASSETS                                         $14,647.5        $14,015.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                   September 30,    December 31,
                                                       1996             1995
                                                   _____________    ____________

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1996/294,647,675
    and 1995/284,276,709                             $ 3,226.4        $ 3,012.9
  Retained earnings                                      735.2            632.4
  Guarantees of Employee Stock Ownership
    Plan borrowings                                       (3.0)           (12.2)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  3,958.6          3,633.1
                                                      ________         ________

PREFERRED STOCK                                          135.5            311.5
                                                      ________         ________

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          178.0            219.0
                                                      ________         ________

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  COMPANY'S JUNIOR SUBORDINATED DEBENTURES               209.8                -
                                                      ________         ________

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           5,246.5          4,968.2
                                                      ________         ________

CURRENT LIABILITIES
  Long-term debt and capital lease obligations
    currently maturing                                   213.4            206.1
  Notes payable and commercial paper                     764.5          1,021.1
  Accounts payable                                       412.9            345.3
  Taxes, interest and dividends payable                  316.1            256.4
  Customer deposits and other                            185.3            176.0
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,892.2          2,004.9
                                                      ________         ________

DEFERRED CREDITS
  Income taxes                                         1,994.6          1,910.1
  Investment tax credits                                 151.1            159.2
  Other                                                  847.8            786.2
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,993.5          2,855.5
                                                      ________         ________

MINORITY INTEREST                                         33.4             23.0
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES (See Note 2)

TOTAL CAPITALIZATION AND LIABILITIES                 $14,647.5        $14,015.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                        Nine Months Ended
                                                         September 30,
                                                    _______________________
                                                      1996            1995
                                                     ______          ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 372.0          $ 377.3
  Adjustments to reconcile net income
    to net cash provided by operating
    activities

    Depreciation and amortization                     409.9            346.6
    Deferred income taxes and investment tax
      credits - net                                    33.5             36.0
    Other                                             (12.8)           (23.2)
    Accounts receivable and prepayments               (96.5)            26.7
    Materials, supplies, fuel stock and
      inventory                                        12.6            (13.8)
    Accounts payable and accrued liabilities          130.1            (45.5)
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             848.8            704.1
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (456.8)          (435.0)
  Assets acquired                                    (176.8)          (288.8)
  Investments in and advances to
    affiliated companies - net                       (152.4)            (1.8)
  Purchase of minority interest
    of Pacific Telecom                                    -           (117.1)
  Proceeds from the sale of Alascom                       -            235.1
  Proceeds from sale of assets                         34.6            124.0
  Proceeds from sales of finance assets
    and principal payments                             61.8             33.1
  Other                                               (14.6)           (27.3)
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (704.2)          (477.8)
                                                     ______           ______

     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                        Nine Months Ended
                                                         September 30,
                                                    _______________________
                                                      1996            1995
                                                     ______          ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                         (256.6)               -
  Proceeds from long-term debt                        480.8            308.7
  Proceeds from issuance of common stock              210.7              1.8
  Proceeds from issuance of Company
    obligated mandatorily redeemable
    preferred securities                              210.1                -
  Dividends paid                                     (261.5)          (260.7)
  Repayments of long-term debt and capital
    lease obligations                                (251.7)          (226.9)
  Redemptions of preferred stock                     (223.8)               -
  Other                                               (43.5)           (56.5)
                                                     ______           ______

NET CASH USED IN FINANCING ACTIVITIES                (135.5)          (233.6)
                                                     ______           ______

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      9.1             (7.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       22.2             23.3
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  31.3          $  16.0
                                                     ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                        $ 391.3          $ 319.9
    Income taxes net of refunds                       150.6            149.3

     See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 1996


 1.  FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements as of September 30, 1996 and December 31, 1995 and for the periods ended September 30, 1996 and 1995, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1995 Annual Report on Form 10-K.

          The condensed consolidated financial statements of the Company include its integrated domestic electric utility operating divisions of Pacific Power and Utah Power and its wholly owned and majority owned subsidiaries. Major subsidiaries, all of which are wholly owned, are:
PacifiCorp Holdings, Inc. ("Holdings"), which holds all of the Company's nonintegrated electric utility investments, including Powercor Australia Limited ("Powercor"), an Australian electricity distributor purchased on December 12, 1995; and other investments, including Pacific Telecom, Inc. ("Pacific Telecom"), a telecommunications operation, 87% owned until September 25, 1995, and PacifiCorp Financial Services, Inc., a financial services business. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated.

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

          The Company's 1991, 1992 and 1993 federal income tax returns are currently under examination by the Internal Revenue Service (the "IRS"). The Company has received an examination report for 1989 and 1990 proposing adjustments that would increase income tax by $11 million. The Company filed a protest of certain proposed adjustments on July 30, 1996.

          As previously reported, several Superfund sites have been identified where the Company has been or may be designated as a potentially responsible party. Future costs associated with the disposition of these matters are not expected to be material to the Company's consolidated financial statements.

 3.  GUARANTEED PREFERRED BENEFICIAL INTERESTS
     IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

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

 Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS


This report includes forward-looking statements that involve a number of risks and uncertainties, including the factors identified in the Company's 1995 Annual Report on Form 10-K that may influence the financial performance and earnings of the Company and its subsidiaries. Such forward-looking statements should be considered in light of those factors.

Comparison of the third quarters of 1996 and 1995
_________________________________________________

                                                                        %
                                      1996       1995     Change     Change
                                      ____       ____      _____      _____
                                         (Dollars in Millions)

Earnings contribution
  on common stock (1)
    Domestic Electric Operations     $100.1     $ 88.1    $ 12.0       14
    Australian Electric Operations      6.1          -       6.1        *
    Telecommunications                 20.3       52.9     (32.6)     (62)
    Other                              10.1       17.9      (7.8)     (44)
                                      _____      _____     _____
          Total                      $136.6     $158.9    $(22.3)     (14)
                                      =====      =====     =====

*Not a meaningful number.

(1) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other; (c) amounts are net of preferred dividend requirements and minority interest.

 .  Earnings contribution on common stock decreased $22 million or 14%.  The
   1995 earnings contribution included after-tax gains of $37 million relating to completion of the sale of long distance telephone operations in Alaska and $9 million relating to sales of finance assets. Excluding these 1995 gains, the earnings contribution in 1996 increased $24 million or 21%.

   ..  Domestic Electric Operations' earnings contribution increased
       $12 million or 14%.  Residential and commercial revenues rose
       $21 million and $10 million, respectively. Of these increases, $10 million was due to warmer weather in 1996, $10 million was from higher prices and changes in customer mix and $5 million was due to an increase in the average number of customers (2% for residential and 1% for commercial). Sales to irrigation customers increased $7 million due to warmer and drier weather in 1996. Wholesale revenues increased $66 million due to an 86% increase in energy sales volumes, despite lower prices. Purchased power expense increased $70 million due to higher purchased volumes, resulting from increased demand for electricity, and higher short-term and spot market purchase prices. See discussion regarding expenses associated with the Hermiston Plant on pages 13, 14 and 25 of this Form 10-Q.

   .. Australian Electric Operations' earnings contribution was $6 million, including earnings of $7 million from Powercor, an electricity distributor, acquired in December 1995. Interest expense of $.5 million was associated with the purchase of a 19.9% interest in Hazelwood Power Station ("Hazelwood"), a coal-fired generating station and associated coal mine in Victoria, Australia, acquired on September 13, 1996.

   .. Telecommunications' earnings contribution decreased $33 million due to a $37 million gain on the sale of Alascom, Inc. ("Alascom") to AT&T Corp in August 1995. Excluding the effect of the Alascom gain and Alascom's earnings contribution of $3 million in the 1995 period, Pacific Telecom's contribution increased $7 million or 57% due to an increase of $2 million resulting from local exchange company ("LEC") assets acquired in late 1995, internal access line growth of 5% and cellular customer growth.

   .. The earnings contribution of other businesses included a $9 million gain on the sale of finance assets in 1995. Without this gain the earnings contribution would have increased $1 million. Increased earnings from Pacific Generation Company and decreased taxes resulting from a lower effective income tax rate were partially offset by increased after-tax interest expense of $4 million resulting from higher debt levels.

Comparison of the nine-month periods ended September 30, 1996 and 1995
______________________________________________________________________

                                                                        %
                                      1996       1995     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution
  on common stock
    Domestic Electric Operations     $248.5     $191.3    $ 57.2       30
    Australian Electric Operations     22.0          -      22.0        *
    Telecommunications                 54.1       85.0     (30.9)     (36)
    Other                              23.1       70.6     (47.5)     (67)
                                      _____      _____     _____
          Total                      $347.7     $346.9    $   .8        -
                                      =====      =====     =====

*Not a meaningful number.


 . Earnings contribution on common stock was virtually unchanged. Excluding the effect of a $37 million gain relating to the sale of long distance telephone operations in Alaska, the earnings contribution increased
   $38 million or 12%.

   .. In 1995, the Company reached a tax settlement with the IRS for the years 1983 through 1988. The settlement had no effect on consolidated net income, although it had the effect of reducing Domestic Electric Operations' earnings $32 million and increasing Other earnings
       $32 million.

   .. Excluding the $32 million tax settlement in 1995 referred to above, Domestic Electric Operations' earnings contribution increased
       $25 million or 11%.  Residential and commercial revenues rose
       $49 million and $31 million, respectively. Of these increases, $23 million was due to the effect of more favorable weather conditions in 1996, $18 million was due to a 2% increase in the average number of residential and commercial customers, $19 million was from increased customer usage and $13 million was due to higher prices. Despite lower prices, wholesale revenues increased $137 million due to an 85% increase in energy sales volumes. An increase of $145 million in purchased power expense, increased depreciation of $15 million, increased administrative and general expense of $14 million and increased interest expense of $13 million (excluding the effect of the tax settlement) partially offset these improvements.

   .. The earnings contribution of Australian Electric Operations was $22 million in 1996.

   .. Pacific Telecom's earnings contribution decreased $31 million. Excluding the effect of the Alascom gain and Alascom's earnings contribution of $30 million in the 1995 period, Pacific Telecom's contribution increased $26 million or 90%. The increases were due to the $13 million effect of 5% growth in existing local exchange operations and growth in cellular operations, earnings of $9 million resulting from LEC assets acquired in 1995 and the $4 million effect of PacifiCorp's 100% ownership of Pacific Telecom in 1996 versus 87% in 1995.

   .. Excluding the tax settlement referred to above, the earnings contribution of other businesses decreased $15 million or 40%. The decreases were primarily due to after-tax expenditures of $8 million relating to the development of unregulated energy projects and businesses and increased after-tax interest expense of $11 million resulting from higher debt levels. The reductions were partially offset by increased earnings from Pacific Generation Company.

                             RESULTS OF OPERATIONS

DOMESTIC ELECTRIC OPERATIONS

Comparison of the third quarters of 1996 and 1995
_________________________________________________

                                                                        %
                                    1996       1995      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                      $179.1     $158.1     $ 21.0        13
  Commercial                        159.8      150.3        9.5         6
  Industrial                        198.0      191.3        6.7         4
  Other                               8.6        7.8        0.8        10
                                    _____      _____      _____
    Retail sales                    545.5      507.5       38.0         7
  Wholesale sales                   210.5      144.7       65.8        45
  Other                              20.1       15.9        4.2        26
                                    _____      _____      _____
      Total                         776.1      668.1      108.0        16
                                    _____      _____      _____
Expenses
  Fuel                              120.9      120.1        0.8         1
  Purchased power                   153.5       83.2       70.3        84
  Other operations                   67.3       62.6        4.7         8
  Maintenance                        37.8       40.8       (3.0)       (7)
  Administrative and general         47.2       39.3        7.9        20
  Depreciation and amortization      85.9       80.4        5.5         7
  Taxes other than income taxes      24.9       26.1       (1.2)       (5)
                                    _____      _____      _____
      Total                         537.5      452.5       85.0        19
                                    _____      _____      _____
Income from operations              238.6      215.6       23.0        11
Interest expense                     77.8       70.3        7.5        11
Other income - net                   (6.3)     (13.1)       6.8        52
Income taxes                         60.7       60.2        0.5         1
                                    _____      _____      _____
Net income                          106.4       98.2        8.2         8
Preferred dividend requirement        6.3       10.1       (3.8)      (38)
                                    _____      _____      _____
Earnings contribution              $100.1     $ 88.1     $ 12.0        14
                                    =====      =====      =====

Energy sales (millions of kWh)
  Residential                       2,806      2,594        212         8
  Commercial                        2,980      2,870        110         4
  Industrial                        5,627      5,446        181         3
  Other                               165        156          9         6
                                   ______     ______      _____
    Retail sales                   11,578     11,066        512         5
  Wholesale sales                   8,094      4,348      3,746        86
                                   ______     ______      _____
      Total                        19,672     15,414      4,258        28
                                   ======     ======      =====

Average number of customers
  Residential                   1,186,610  1,167,172     19,438         2
  Commercial                      164,552    162,138      2,414         1

 .  Revenues increased $108 million or 16%.

       In July 1996, Electric Operations received orders from the Public Utility Commission of Oregon and the Wyoming Public Service Commission to raise prices by an average of 4% and 3.9%, respectively. The price increases are expected to result in annual revenues of $37 million.

   .. Residential revenues increased $21 million or 13% and kWh volume increased 8%. Revenues increased $7 million due to warmer temperatures in 1996 and $6 million due to price changes, including $3 million resulting from the July 1996 price increases in Oregon and Wyoming and $2 million due to differences in customer mix. In addition, revenues were $3 million higher due to a 2% increase in the average number of residential customers.

   .. Commercial revenues increased $10 million or 6% and kWh volume increased 4%. Revenues increased primarily due to the $4 million effect of price changes, including $2 million resulting from the July 1966 price increases in Oregon and Wyoming, a $3 million increase due to warmer temperatures in 1996 and the $2 million effect of a 1% increase in the average number of commercial customers.

   .. Industrial revenues increased $7 million or 4% primarily due to a $7 million increase in sales to irrigation customers resulting from warmer and drier weather in 1996.

   .. Wholesale revenues increased $66 million or 45% while kWh volume increased 86%. Higher short-term and spot market sales volumes added $49 million to revenues. New long-term contract volumes and higher long-term prices on certain existing long-term contracts increased revenues $9 million and $6 million, respectively.

 .  Operating expenses increased $85 million or 19%.

   .. Fuel expense increased $1 million or 1% due to a 178,000 mWh or 1% increase in thermal generation. The higher demand for electricity in 1996 was also satisfied by a 55,000 mWh or 8% increase in lower-cost hydroelectric generation at Company-owned plants and the availability of lower-cost purchased power in the spot market.

       In 1993 the Company signed a contract to purchase the entire energy output from the Hermiston plant, a 474 MW natural gas cogeneration plant. The Company purchased a 50% interest in the plant in July 1996 when it began commercial operation. Fuel costs associated with the Company's 50% share of the Hermiston plant added $8 million to fuel expense in the quarter. Reduced generation and lower fuel costs at other plants helped offset this increase.

   .. Purchased power and wheeling expense increased $70 million or 84% while kWh volume purchased increased 158%. Short-term and spot market purchases increased $49 million due to a 3,427,000 mWh, or almost 400%, increase in kWh volume purchased and $4 million due to higher prices. Increased volumes under long-term purchase contracts added $8 million to expense. Purchases of $16 million from the Hermiston plant were offset in part by expirations and reductions of other long-term purchased power contracts. Wheeling expense increased $5 million due to higher volumes wheeled.

       Despite the addition of the Hermiston plant during the third quarter, "net power costs" were $6.75 per mWh, or $0.05 below 1995 levels. Electric Operations "net power costs" represents the net cost to serve its retail customers on a mWh basis, as measured by the sum of fuel, purchased power and wheeling expense, less wholesale power and wheeling revenues. Net power costs are lower due to the overall reduction of higher cost resources and the aggregation of lower cost power supplies to serve increased retail and wholesale sales.

       Bonneville Power Administration ("BPA"), a wholesale power and wheeling supplier, increased its rates effective October 1, 1995. The rates increased Electric Operations' capacity and wheeling expenses by approximately $4 million annually and reduced the exchange benefits directly received by Electric Operations' residential and small farm customers by approximately $10 million annually. Electric Operations has received approval for price increases that allow it to recover the reduction of exchange benefits.

       BPA completed its 1996 rate hearing process and implemented new five-year rates effective October 1, 1996. The new rates will reduce Electric Operations' annual capacity and wheeling expenses by $3 million. In addition, while the new rates would have reduced the annual exchange benefits directly received by Electric Operations' residential and small farm customers by approximately $17 million, President Clinton signed into law the "Energy and Water Development Appropriation Act of 1995" (the "Act") which, among other things, provides for a set amount of exchange benefits for the first twelve months of the rate period, largely mitigating the reduction of exchange benefits. Electric Operations has received approval for price increases in Idaho that will allow it to recover the reduction of exchange benefits relating to Idaho. The Act replaced lost benefits in Oregon and Washington resulting in no price increases for those jurisdictions.

   .. Administrative and general expense increased $8 million or 20% due to the timing of employee expense, higher outside services expense and increased amortization of deferred postretirement benefits.

   .. Depreciation and amortization expense increased $6 million or 7% primarily due to additional plant in service, including addition of the 50% interest in the Hermiston plant and a new customer software system.

 .  Earnings contribution increased $12 million or 14%.

   .. Income from operations increased $23 million or 11%. Electric Operations expects the Hermiston plant will reduce income from operations by approximately $30 million on an annualized basis. Electric Operations has been able to secure new value-added sales contracts and avoid certain above-market purchased power commitments as a result of the addition of the Hermiston plant. Furthermore, the estimated financial impact of the addition of the Hermiston plant excludes the revenue associated with the inclusion of the plant in the Electric Operations' rate base.

   .. Interest expense increased $8 million or 11% primarily due to the effects of higher levels of debt outstanding in 1996.

   .. Other income decreased $7 million primarily due to a $2 million increase in new product development expense and reductions of $2 million each in interest capitalized and gains on sales of property.

   .. Preferred dividend requirements decreased $4 million or 38% due to redemptions of preferred stock in July and August 1996.

Comparison of the nine-month periods ended September 30, 1996 and 1995
______________________________________________________________________

                                                                        %
                                    1996       1995      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                     $  565.1   $  516.1    $ 49.0         9
  Commercial                         458.6      427.2      31.4         7
  Industrial                         533.9      528.5       5.4         1
  Other                               24.2       22.5       1.7         8
                                   _______    _______     _____
    Retail sales                   1,581.8    1,494.3      87.5         6
  Wholesale sales                    507.5      370.2     137.3        37
  Other                               46.2       45.0       1.2         3
                                   _______    _______     _____
      Total                        2,135.5    1,909.5     226.0        12
                                   _______    _______     _____
Expenses
  Fuel                               316.6      315.7       0.9         -
  Purchased power                    392.0      247.3     144.7        59
  Other operations                   202.8      196.9       5.9         3
  Maintenance                        125.9      128.7      (2.8)       (2)
  Administrative and general         130.2      116.3      13.9        12
  Depreciation and amortization      254.2      239.5      14.7         6
  Taxes other than income taxes       78.6       81.0      (2.4)       (3)
                                   _______    _______     _____
      Total                        1,500.3    1,325.4     174.9        13
                                   _______    _______     _____
Income from operations               635.2      584.1      51.1         9
Interest expense                     224.9      238.1     (13.2)       (6)
Other income - net                   (21.7)     (33.9)     12.2        36
Income taxes                         159.2      158.2       1.0         1
                                   _______    _______     _____
Net income                           272.8      221.7      51.1        23
Preferred dividend requirement        24.3       30.4      (6.1)      (20)
                                   _______    _______     _____
Earnings contribution             $  248.5   $  191.3    $ 57.2        30
                                   =======    =======     =====

Energy sales (millions of kWh)
  Residential                        9,260      8,662       598         7
  Commercial                         8,500      8,018       482         6
  Industrial                        15,382     15,002       380         3
  Other                                480        447        33         7
                                    ______     ______    ______
    Retail sales                    33,622     32,129     1,493         5
  Wholesale sales                   20,166     10,872     9,294        85
                                    ______     ______    ______
      Total                         53,788     43,001    10,787        25
                                    ======     ======    ======

Average number of customers
  Residential                    1,182,906  1,162,685    20,221         2
  Commercial                       163,860    161,458     2,402         2

 .  Revenues increased $226 million or 12%.

   .. Residential revenues increased $49 million or 9% and kWh volume increased 7%. Revenues were up $17 million due to the effect of cooler temperatures during the winter heating season and warmer temperatures during summer cooling months in 1996. Residential customer growth of 2% added $10 million to revenues and price changes resulting from differences in customer mix and price increases in Oregon and Wyoming added $8 million. Other increases included $7 million due to the effect of a decrease in BPA exchange benefits and $6 million resulting from higher customer usage.

   .. Commercial revenues increased $31 million or 7% and kWh volume increased 6%. Revenues increased primarily due to a $13 million increase resulting from higher customer usage, the $8 million effect of a 2% increase in the average number of commercial customers, the $6 million effect of temperature variations in 1996 compared with 1995 and price changes of $5 million resulting from differences in customer mix and price increases in Oregon and Wyoming.

   .. Industrial revenues increased $5 million or 1% and kWh volume increased 3%. Sales to irrigation customers increased $11 million due to warmer and drier weather in 1996. Sales to general industrial customers decreased $4 million due to the $9 million effect of lower contract prices in 1996 and $7 million from lower volumes sold to oil and gas customers, partially offset by a $12 million increase due to higher volumes sold to new and existing customers.

   .. Wholesale revenues increased $137 million or 37% while kWh volume increased 85%. Higher short-term and spot market sales volumes added $105 million to revenues. Additionally, new long-term firm contract volumes and higher long-term prices increased revenues $36 million and $12 million, respectively. The increases were partially offset by a revenue decrease of $17 million due to a 30% decline in prices for short-term and spot market sales resulting from increased competition, surplus hydroelectric generation in the region and low natural gas prices.

 .  Operating expenses increased $175 million or 13%.

   .. Fuel expense increased $1 million due to higher fuel costs, partially offset by reduced generation. Thermal generation declined 383,000 mWh or 1% due to a 512,000 mWh or 15% increase in hydroelectric generation and the availability of lower-cost purchased power in the spot market.

   .. Purchased power and wheeling expense increased $145 million or 59% while kWh volumes purchased increased 146%. A $99 million increase in short-term and spot market purchases resulted from a 8,879,000 mWh, or three-fold, increase in volumes purchased and $5 million was due to higher prices for these purchases. Other increases included
       $28 million due to higher volumes and prices for purchases under long-term firm contracts, $7 million due to additional wheeling expense resulting from higher volumes wheeled and $5 million due to the effect of decreased BPA exchange benefits.

       Electric Operations "net power costs" were $6.84 per mWh in the 1996 period, or $.24 below 1995 levels.

   .. Administrative and general expense increased $14 million or 12% primarily due to the timing of employee expense, higher outside services expense and increased amortization of deferred postretirement benefits.

   .. Depreciation and amortization expense increased $15 million or 6% primarily due to additional plant in service.

 .  Earnings contribution increased $57 million or 30%.

   ..  Income from operations increased $51 million or 9%.

   .. Interest expense decreased $13 million primarily due to the effect of the $28 million interest portion of the settlement with the IRS in 1995, referred to above. Interest expense, excluding the IRS settlement, increased $15 million or 7% primarily due to the effects of higher levels of debt outstanding in 1996.

   .. Other income decreased $12 million primarily due to the effects of a gain of $3 million on the sale of water rights in 1995, a $3 million decrease in interest capitalized, a $3 million increase in charitable contributions in 1996 and higher new product development expense of $2 million.

   .. Income tax expense increased $1 million. The $4 million net effect of the IRS settlement in 1995, referred to above, was offset by increased tax expense due to higher taxable income.

   .. Preferred dividend requirements decreased $6 million or 20% due to redemptions of preferred stock in July and August 1996 and lower dividend requirements on auction rate preferred stock.

AUSTRALIAN ELECTRIC OPERATIONS

          Powercor was acquired by Holdings on December 12, 1995 for approximately $1.6 billion of debt. Approximately $900 million was financed in Australia and $700 million was borrowed in the U.S. At September 30, 1996, the Australian debt totaled $926 million. Interest expense associated with the U.S. borrowings has not been allocated to subsidiaries of Holdings. Allocation of interest expense associated with the U.S. borrowings would have reduced Powercor's earnings contribution by approximately $7 million in the third quarter of 1996 and $21 million for the nine-month period ended September 30, 1996.

          In September 1996, a subsidiary of Holdings acquired a 19.9% ownership interest in Hazelwood, a coal-fired generating station and associated coal mine in Victoria, Australia for approximately $145 million.
In conjunction with the investment in Hazelwood, the subsidiary also made an advance of $12 million, which is repayable in four annual installments through June 30, 2000. Hazelwood was purchased in partnership with National Power PLC (51.9%), Destec Energy (20%) and Commonwealth Bank Group of Australia (8.2%).

Third quarter of 1996
_____________________

                                                           Energy Sales
                                                       ____________________
                                        1996           1996           1995(a)
                                        ____           ____           ____
                                (Dollars in Millions)    (Millions of kWh)

Powercor
  Revenues
    Domestic                           $ 67.7            748            756
    Commercial                           50.7            456            355
    Industrial                           43.7            912            724
    Other                                16.0             93             97
                                        _____          _____          _____
        Total                           178.1          2,209          1,932
                                        _____          =====          =====
  Operating expenses
    Purchased power                      84.7
    Other operations                     19.4
    Maintenance                          11.4
    Administrative and general            9.4
    Depreciation and amortization        18.2
    Taxes other than income taxes         0.5
                                        _____
        Total                           143.6
                                        _____
  Income from operations                 34.5
  Interest expense                       18.8
  Other expense                           0.5
  Income taxes                            8.6
                                        _____
  Powercor earnings contribution       $  6.6
                                        =====

  Hazelwood earnings contribution      $ (0.5)
                                        =====

(a)  Prior to Powercor's being acquired by the Company.

          Energy sales in the third quarter increased by 14% compared to the previous quarter. The third quarter includes the Australian winter months, when electricity demand is high. In addition to seasonally high sales during the Australian winter months, increased market share in the contestable market in Victoria has provided a substantial contribution to sales. The Victorian electricity market is progressively being deregulated, and the 750 mWh - 1000 mWh market became contestable starting July 1, 1996. Powercor now holds in excess of 40% of the contestable market in the state, up from approximately 37% in the second quarter of 1996. Powercor has been successful in retaining the majority of its major franchise customers which became contestable in July, and has also acquired a large number of new customers throughout Victoria. The success in winning new customers provided an additional
$11 million in revenue during the third quarter, an increment which is expected to continue in the fourth quarter.

          Powercor had a total of 546,000 customers at September 30, 1996. This represents an increase of 2,000 customers compared to the previous quarter and an increase of 6,000 customers from the end of 1995.

          Income tax expense included $4 million of revised estimates of deferred income taxes associated with purchase price allocations. Hazelwood recorded interest expense of $0.5 million.

          Powercor obtains most of its required electricity (purchased power) through a statewide generation pool. Pool prices vary depending on certain conditions, including weather, economic growth and other factors influencing supply and demand for electric power. Powercor has hedged its pool price exposure with a number of vesting contracts. Prices under the contracts are lowest in the Australian summer months because demand is lowest, which generally is expected to result in higher profit margins for Powercor in the first quarter than in any other quarter of the year.

Nine-month period ended September 30, 1996
__________________________________________

                                                           Energy Sales
                                                       ____________________
                                        1996           1996           1995(a)
                                        ____           ____           ____
                                (Dollars in Millions)    (Millions of kWh)

Powercor
  Revenues
    Domestic                           $180.5          2,005          1,977
    Commercial                          118.6          1,201          1,028
    Industrial                          128.6          2,439          2,266
    Other                                49.9            352            348
                                        _____          _____          _____
        Total                           477.6          5,997          5,619
                                        _____          =====          =====
  Operating expenses
    Purchased power                     220.8
    Other operations                     41.8
    Maintenance                          33.0
    Administrative and general           33.7
    Depreciation and amortization        53.2
    Taxes other than income taxes         1.3
                                        _____
        Total                           383.8
                                        _____
  Income from operations                 93.8
  Interest expense                       56.6
  Other expense                           1.4
  Income taxes                           13.3
                                        _____
  Powercor earnings contribution       $ 22.5
                                        =====

  Hazelwood earnings contribution      $ (0.5)
                                        =====

(a)  Prior to Powercor's being acquired by the Company.

          The earnings contribution of Powercor was $23 million. As indicated above, allocation of interest expense associated with the U.S. borrowings would have reduced Powercor's earnings contribution by approximately
$21 million resulting in a $2 million earnings contribution. Hazelwood, acquired in September 1996, recorded interest expense of $0.5 million.

TELECOMMUNICATIONS

          On September 25, 1995, Holdings acquired the 13% publicly held minority interest of Pacific Telecom.

          On August 7, 1995, Pacific Telecom closed the sale of the stock of Alascom to AT&T Corp., in a transaction providing $366 million in proceeds. The Company recognized an after-tax gain of approximately $37 million from the sale, based on its 87% ownership interest of Pacific Telecom when the sale occurred. The table below contains summarized income statement data for Alascom and the effects of the sale of Alascom in August 1995, which included a $67 million gain realized by Pacific Telecom from the sale, the write off of $20 million of goodwill relating to Alascom and $9 million of minority interest associated with the sale. The table below does not include interest allocations made by Pacific Telecom. The loss of Alascom's earnings contribution is expected to be offset by earnings of LEC assets acquired in 1995 and LEC assets expected to be acquired in 1997. See pages 22 and 25 of this Form 10-Q.

          The discussion below each of the following tables is presented excluding the effect of the Alascom gain and Alascom's earnings contribution in the 1995 periods.

Comparison of the third quarters of 1996 and 1995.
_________________________________________________

                                                             Excluding Alascom
                                                             _________________
                                                   Alascom                %
                                  1996     1995     1995    Change     Change
                                  ____     ____    _______  ______     ______
                                        (Dollars in Millions)

Revenues
  Local network service          $ 36.3   $ 30.7   $    -   $ 5.6        18
  Network access service           64.3     54.5        -     9.8        18
  Long distance network service     0.4     23.6     23.2       -         -
  Private line service                -      4.7      4.7       -         -
  Sales of cable capacity           6.1      0.7        -     5.4         *
  Cellular and other               31.8     29.3      0.9     3.4        12
                                  _____    _____    _____    ____
     Total                        138.9    143.5     28.8    24.2        21
                                  _____    _____    _____    ____
Expenses
  Operations                       26.7     33.7     14.0     7.0        36
  Maintenance                      24.8     26.9      3.8     1.7         7
  Administrative and general       14.3     14.7      1.5     1.1         8
  Depreciation and amortization    26.7     25.0      2.8     4.5        20
  Taxes other than income taxes     4.8      4.0      0.2     1.0        26
                                  _____    _____    _____    ____
     Total                         97.3    104.3     22.3    15.3        19
                                  _____    _____    _____    ____
Income from operations             41.6     39.2      6.5     8.9        27
Interest expense                   10.0      8.8       .6     1.8        22
Other income - net                 (1.8)   (66.7)   (66.8)   (1.9)       19
Income taxes                       13.0     12.8      2.5     2.7        26
                                  _____    _____    _____    ____
Net Income                         20.4     84.3     70.2     6.3        45
Minority interest and other         0.1     31.4     30.2    (1.1)      (92)
                                  _____    _____    _____    ____
Earnings contribution            $ 20.3   $ 52.9     40.0     7.4        57
                                  =====    =====    =====    ====

Telephone access lines (end
  of period)                    553,154  508,847           44,307         9


*Not a meaningful number.

 .  Revenues increased $24 million or 21%.

   .. Local network service revenues increased $6 million or 18% primarily due to revenue increases of $2 million from LEC assets acquired in late 1995, $2 million from the effects of internal access line growth and $1 million in enhanced service revenues. Pacific Telecom acquired properties with 53,000 access lines in Colorado in February 1995 and additional properties with 37,000 access lines in Oregon and Washington later in 1995.

   .. Network access service revenues increased $10 million or 18% primarily due to increased revenues of $8 million from LEC assets acquired and an increase of $1 million from revised LEC revenue estimates for prior years.

   .. Sales of cable capacity increased $5 million due to higher circuit sales. Approximately 58.9% of the North Pacific Cable's capacity has been sold.

   .. Cellular and other revenue increased $3 million or 12% due to an increase of $3 million in cellular revenues resulting from customer growth and higher roaming revenues.

 .  Operating expenses increased $15 million or 19%.

   .. Operations expense increased $7 million or 36% due to a $5 million increase in cost of cable sales and increases of $1 million resulting from LEC assets acquired and $1 million from customer growth at existing LECs.

   .. Maintenance expense increased $2 million or 7% primarily due to LEC assets acquired.

   .. Depreciation expense increased $5 million or 20% primarily due to a $3 million increase from LEC assets acquired and $2 million due to increased LEC plant in service.

 .  Earnings contribution increased $7 million or 57%.

   .. Income from operations increased $9 million or 27%. Excluding the $4 million effect of the acquisition of LEC assets, income from operations increased $5 million or 16%.

   .. Income tax expense increased $3 million or 26% due to higher taxable income.

Comparison of the nine-month periods ended September 30, 1996 and 1995.
______________________________________________________________________

                                                             Excluding Alascom
                                                             _________________
                                                   Alascom                %
                                  1996     1995     1995    Change     Change
                                  ____     ____    _______  ______     ______
                                        (Dollars in Millions)

Revenues
  Local network service          $104.1   $ 87.9   $    -   $16.2        18
  Network access service          190.4    155.2        -    35.2        23
  Long distance network service     1.2    149.9    148.8     0.1         9
  Private line service                -     34.3     34.3       -         -
  Sales of cable capacity           8.3      3.4        -     4.9       144
  Cellular and other               88.8     86.8     10.0    12.0        16
                                  _____    _____    _____    ____
     Total                        392.8    517.5    193.1    68.4        21
                                  _____    _____    _____    ____
Expenses
  Operations                       68.9    153.7     94.3     9.5        16
  Maintenance                      69.5     89.7     26.3     6.1        10
  Administrative and general       45.3     53.0     14.8     7.1        19
  Depreciation and amortization    79.7     84.3     19.7    15.1        23
  Taxes other than income taxes    14.6     12.0      1.1     3.7        34
                                  _____    _____    _____    ____
     Total                        278.0    392.7    156.2    41.5        18
                                  _____    _____    _____    ____
Income from operations            114.8    124.8     36.9    26.9        31
Interest expense                   30.6     30.3      1.5     1.8         6
Other income - net                 (5.0)   (63.0)   (67.4)   (9.4)        *
Income taxes                       34.7     36.1     14.0    12.6        57
                                  _____    _____    _____    ____
Net Income                         54.5    121.4     88.8    21.9        67
Minority interest and other         0.4     36.4     32.3    (3.7)      (90)
                                  _____    _____    _____    ____
Earnings contribution            $ 54.1   $ 85.0   $ 56.5   $25.6        90
                                  =====    =====    =====    ====

*Not a meaningful number.

 .  Revenues increased $68 million or 21%.

   .. Local network service revenues increased $16 million or 18% primarily due to increased revenues of $8 million from LEC assets acquired in 1995 and increases of $5 million from the effects of customer and internal access line growth and $2 million in enhanced service revenues.

   .. Network access service revenues increased $35 million or 23% primarily due to increased revenues of $30 million from LEC assets acquired and increases of $4 million from access line growth of 5%, exclusive of acquisitions, and higher minutes of use and $3 million from revised LEC revenue estimates for prior years. The increases were partially offset by a $2 million decrease in Universal Service Fund ("USF") support.
       The national average cost per access line to provide service to rural telephone customers (the USF benchmark) increased while Pacific Telecom's cost per access line increased at a rate below the national average. This caused a slight decrease in USF support received per access line.

   .. Sales of cable capacity increased $5 million due to higher circuit sales.

   .. Cellular and other revenue increased $12 million or 16% primarily due to an increase of $8 million in cellular revenues resulting from customer growth and higher roaming revenues and increases in other revenues of $2 million from LEC assets acquired and $2 million from nonregulated equipment sales.

 .  Operating expenses increased $42 million or 18%.

   .. Operations expense increased $10 million or 16% due to an increase of $5 million in cost of cable sales, the $4 million effect of growth in LEC and cellular operations and a $3 million increase from LEC assets acquired.

   .. Maintenance expense increased $6 million or 10% due to LEC assets acquired.

   .. Administrative and general expense increased $7 million or 19% primarily due to increases of $4 million resulting from higher administrative support costs for information systems and employee benefits and $3 million from LEC assets acquired.

   .. Depreciation expense increased $15 million or 23% primarily due to a $10 million increase from LEC assets acquired and $4 million due to increased LEC plant in service.

   .. Taxes other than income taxes increased $4 million or 34% primarily due to increases of $2 million each from LEC assets acquired and higher excise taxes due to increased LEC revenues.

 .  Earnings contribution increased $26 million or 90%.

   .. Income from operations increased $27 million or 31%. Excluding the $15 million effect of the acquisition of LEC assets, income from operations increased $12 million or 14%.

   .. Other income increased $9 million primarily due to gains of $4 million from sales of cellular properties and a $2 million increase in income from cellular and other investments.

   .. Income tax expense increased $13 million or 57% due to higher taxable income.

FINANCIAL CONDITION -

     For the nine months ended September 30, 1996:

          Net cash flows of $849 million were provided by operating activities during the period.

Capital Spending

          Capital spending totaled $786 million in 1996 compared to $726 million in 1995. Domestic Electric Operations capital spending increased $143 million to $478 million. See discussion below regarding the Company's $154 million investment in the Hermiston Generating Project. Capital spending for Australian Electric Operations in 1996 included $49 million of construction costs for Powercor, acquired in December 1995, and $145 million relating to an equity investment in Hazelwood in September 1996. See discussion below. Pacific Telecom's capital spending decreased $291 million to $80 million due to expenditures of $288 million relating to LEC assets acquired in 1995.

Acquisition and Investment Transactions

          On July 30, 1996, the Company paid $154 million for its 50% ownership interest in the Hermiston Generating Project located near Hermiston, Oregon. This 474 megawatt natural gas cogeneration project was developed by U.S. Generating Company and went into commercial operation on July 1, 1996. The payment was initially funded with short-term debt.

          Pacific Telecom has signed definitive agreements with U.S. West Communications, Inc. to purchase local exchange telephone properties in Minnesota with 26,600 access lines and with GTE North Incorporated to purchase properties in Michigan with 11,100 access lines. Both acquisitions are subject to regulatory approval and are expected to close in the first half of 1997. Pacific Telecom also has a definitive agreement with the Fairbanks Municipal Utility System ("FMUS") to acquire its telephone and cellular operations that have 32,000 access lines and 6,800 cellular customers. The sale of FMUS was approved by a majority of the voters of the City of Fairbanks in a special election on October 8, 1996. Certain regulatory approvals are required and closing is estimated for mid-1997. Pacific Telecom anticipates that the three acquisitions will require $248 million in cash. Pacific Telecom expects to fund these acquisitions through the issuance of external debt and internally generated funds.

          A consortium, known as the Hazelwood Power Partnership, purchased a 1,600 megawatt, coal-fired generating station and associated coal mine in Victoria, Australia for approximately $1.9 billion. The consortium financed the acquisition of the Hazelwood plant and mine with approximately
$858 million in equity contributions from the partners and $1 billion of nonrecourse borrowings at the partnership level. PacifiCorp Holdings, Inc., which has a 19.9% interest in the partnership, financed its $145 million portion of the equity investment and the associated $12 million advance with long-term borrowings in the United States.

          The Company believes that its existing and available capital resources are sufficient to meet working capital, dividend and construction needs in 1996.

Debt Transactions

          At September 30, 1996, the Company had $594 million of commercial paper and bank borrowings outstanding at an average weighted rate of 5.4%. These borrowings are supported by a $500 million revolving credit agreement. At September 30, 1996, the consolidated subsidiaries had access to $2.1 billion of short-term funds through committed bank revolving credit agreements. Subsidiaries had $168 million of commercial paper outstanding at September 30, 1996, as well as borrowings of $1.2 billion under bank revolving credit facilities. At September 30, 1996, the Companies had $1.2 billion of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.

          During January 1996, the Company issued $200 million of secured medium-term notes in the form of First Mortgage and Collateral Trust Bonds with interest rates of 6.1% and 6.7% and maturities from 2006 to 2026. Proceeds were used to repay short-term debt that had been classified as long-term debt at December 31, 1995.

          In April 1996, Holdings issued $150 million of 6.75% senior notes due 2001 and $100 million of 7.2% senior notes due 2006 for proceeds of $247 million. Proceeds were used to repay short-term debt.

          In September 1996, the Company established a $500 million Secured Medium-Term Note Program and a $250 million Unsecured Medium-Term Note Program, none of which notes have been issued.

Equity Transactions

          The Company issued 8,500,000 shares of common stock to the public for proceeds of $172 million in March 1996 and 290,000 shares in April 1996 for proceeds of $6 million. Proceeds were used to repay short-term debt. During the period, the Company also issued 1,590,216 shares of its common stock under the dividend reinvestment and stock purchase plan ("the Plan").

          The average number of common shares outstanding rose 3% due to the public sales of shares in March and April 1996 and issuances under the Plan. The Company periodically evaluates the advantages of common share issuances in the context of its current capital structure, financing needs and market price and began to issue common stock under the Plan in February 1996, following a period during which open market purchases had been used for the Plan.

          On June 11, 1996, a wholly-owned subsidiary Trust issued, in a public offering, 8,680,000 of its 8 1/4% Preferred Securities for proceeds of $217 million. Concurrent with the issuance of the Preferred Securities, the Trust issued to the Company Series A Common Securities in the amount of $7 million. The sole asset of the Trust is $224 million of Series C Debentures issued by the Company. See Note 3 to Condensed Consolidated Financial Statements.

          On July 12, 1996, the Company redeemed all outstanding shares of its 7.96%, 8.92% and 9.08% Serial Preferred Stock, all outstanding shares of its $1.76, $1.98 and $2.13 No Par Serial Preferred Stock and 410,000 shares of the 440,000 outstanding shares of its $7.12 No Par Serial Preferred Stock. The aggregate stated value of the shares redeemed was $117 million and the redemption premium paid was $5 million.

          On July 29, 1996, the Company redeemed all of its outstanding shares of Market Auction Preferred Securities Series C at a redemption price of $100,000 per share, or $50 million, plus accrued and unpaid dividends at that date.

          On August 19, 1996, the Company redeemed all of its outstanding shares of Dutch Auction Rate Transferable Securities Series A-1 at a redemption price of $100,000 per share, or $50 million, plus accrued and unpaid dividends at that date.

______________________________________________________________________________

          The condensed consolidated financial statements as of September 30, 1996 and December 31, 1995 and for the three-month and nine-month periods ended September 30, 1996 and 1995 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three- and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE LLP

October 18, 1996

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          On October 9, 1996, the Sierra Club filed an action against the Company and the other joint owners of the Craig Electric Generating Station (the "Station") under the citizen's suit provisions of the federal Clean Air Act alleging, based upon reports from emissions monitors at the Station, that over 14,000 violations of state and federal opacity standards have occurred over a five-year period at units 1 and 2 of the Station. (Sierra Club v. Tri-State Generation
                                          ___________________________________
          and Transmission Association, Inc., Public Service Company of
          _____________________________________________________________
          Colorado, Inc., Salt River Project Agricultural Improvement and
          _______________________________________________________________
          Power District, PacifiCorp and Platte River Power Authority, Civil
          ___________________________________________________________
          Action No. 96-B2368, US District Court for the District of Colorado.) The Company has a 19.28 percent interest in units 1 and 2 of the Station, which is operated by Tri-State Generation and Transmission Association and located in Craig, Colorado.

          The action seeks injunctive relief requiring the defendants to operate the Station in compliance with applicable statutes and regulations, the imposition of civil penalties, litigation costs, attorneys' fees and mitigation. The federal Clean Air Act provides for penalties of up to $25,000 per day for each violation, but the level of penalties imposed in any particular instance is discretionary. The complaint alleges that the Company and Public Service Company of Colorado are responsible for the alleged violations beginning with the second quarter of 1992, when they acquired their interests in the Station, and that the other owners are responsible for the alleged violations during the entire period. The complaint alleges that there were approximately 10,000 violations since the second quarter of 1992. The Company and the other defendants are seeking an extension of time within which to answer the complaint. The Company is unable to predict the level of penalties or other remedies that may be imposed upon the joint owners of the Station or what portion of such liability may ultimately be borne by the Company.

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

          Exhibit 27: Financial Data Schedule for the quarter ended September 30, 1996 (filed electronically only).

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date     November 13, 1996              By
     _________________________             _________________________________
                                           Richard T. O'Brien
                                           Senior Vice President
                                           (Chief Financial Officer)

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

          Exhibit 27:  Financial Data Schedule for the quarter
          ended September 30, 1996 (filed electronically only).