Form 10-K
period 1996-12-31
PACIFICORP /OR/
filed 1997-03-21
CIK 75594

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

(Mark One)

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996
                                          OR

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

             Securities registered pursuant to section 12(b) of the Act:

                                                         Name of each exchange
         Title of each Class                             on which registered
         -------------------                            ---------------------

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

         8 1/4% Cumulative Quarterly Income             New York Stock Exchange
           Preferred Securities, Series A,
           of PacifiCorp Capital I

             Securities registered pursuant to Section 12(g) of the Act:

                                 Title of each Class
                                 -------------------

                  5% Preferred Stock (Cumulative; $100 Stated Value)
                Serial Preferred Stock (Cumulative; $100 Stated Value)
          No Par Serial Preferred Stock (Cumulative; Various Stated Values)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO
                                                               ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    On March 1, 1997, the aggregate market value of the shares of voting stock of the Registrant held by nonaffiliates was approximately $6.4 billion.

    As of March 1, 1997, there were 295,614,180 shares of the Registrant's common stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1996 are incorporated by reference in Parts I and II.

    Portions of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1996 are incorporated by reference in Part I.

    Portions of the proxy statement of the Registrant for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                            No.
                                                                            ----

Definitions............................................................       ii

 Part I
   Item 1.    Business.................................................        1
                The Organization.......................................        1
                Domestic Electric Operations...........................        2
                Australian Electric Operations.........................       13
                Telecommunications.....................................       19
                Other..................................................       19
                Employees..............................................       21
   Item 2.    Properties...............................................       21
   Item 3.    Legal Proceedings........................................       24
   Item 4.    Submission of Matters to a Vote of Security Holders......       25
   Item 4A.   Executive Officers of the Registrant.....................       26

 Part II
   Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters....................................       28
   Item 6.    Selected Financial Data..................................       29
   Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................       29
   Item 8.    Financial Statements and Supplementary Data..............       29
   Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure....................       29

 Part III
   Item 10.   Directors and Executive Officers of the Registrant.......       29
   Item 11.   Executive Compensation...................................       29
   Item 12.   Security Ownership of Certain Beneficial Owners and
                Management.............................................       29
   Item 13.   Certain Relationships and Related Transactions...........       30

 Part IV
   Item 14.   Exhibits, Financial Statement Schedules and Reports
                on Form 8-K............................................       30

 Signatures............................................................       34

 Appendices
   Statements of Computation of Ratio of Earnings to Fixed Charges Statements of Computation of Ratio of Earnings to Combined
     Fixed Charges and Preferred Stock Dividends
   List of Subsidiaries
   Portions of the Annual Report on Form 10-K of Pacific Telecom, Inc.
     for the year ended December 31, 1996

                                     DEFINITIONS

    When the following terms are used in the text they will have the meanings indicated:

Term                                                 Meaning
----                                                 -------

BPA...............................  Bonneville Power Administration

Company...........................  PacifiCorp, an Oregon corporation

FERC..............................  Federal Energy Regulatory Commission

Hazelwood.........................  Hazelwood Power Corporation, a 19.9%
                                      indirectly owned investment of
                                      Holdings

Holdings .........................  PacifiCorp Holdings, Inc., a wholly owned subsidiary of the Company

PGC...............................  Pacific Generation Company, a wholly owned subsidiary of Holdings, and its
                                      subsidiaries

PFS...............................  PacifiCorp Financial Services, Inc., a
                                      wholly owned subsidiary of
                                      Holdings, and its subsidiaries

Pacific Power.....................  Pacific Power & Light Company, the
                                      assumed business name of the Company
                                      under which it conducts a portion of
                                      its retail electric operations

PTI................................ Pacific Telecom, Inc., a wholly owned subsidiary of Holdings, and its
                                      subsidiaries

Powercor..........................  Powercor Australia Limited, a wholly owned subsidiary of Holdings, and
                                      its immediate parent companies,
                                      PacifiCorp Australia Holdings Pty
                                      Ltd and PacifiCorp Australia LLC

Utah Power........................  Utah Power & Light Company, the assumed business name of the Company under which it conducts a portion of its retail electric operations

                                        PART I

ITEM 1.  BUSINESS

                                   THE ORGANIZATION

    The Company is a domestic electric utility that conducts a retail electric utility business through Pacific Power and Utah Power, and engages in power production and sales on a wholesale basis under the name PacifiCorp. The Company formed Holdings in 1984 to hold the stock of the Company's principal subsidiaries and to facilitate the conduct of businesses not regulated as domestic electric utilities. The Company's strategic business plan is to strengthen the domestic and international scope and competitive position of its electric utility and telecommunications operations and to develop and expand its nonregulated, energy-related activities, including its independent power production, cogeneration, and power marketing and trading businesses. The Company's goal is to become a dominant supplier of energy on a global basis.

    Through Holdings, the Company indirectly owns 100% of PTI, a telecommunications company that provides local telephone service and access to the long distance network in Alaska, seven other western states and three midwestern states; provides cellular mobile telephone services in six states; and is engaged in sales of capacity in and operation and maintenance of a submarine fiber optic cable between the United States and Japan. PTI has agreements in place that should lead to acquisitions of 27,100 access lines in Minnesota, 11,300 access lines in Michigan and 32,000 access lines and 6,800 cellular customers in Fairbanks, Alaska. These acquisitions are subject to a number of conditions, including regulatory approval, and are expected to close in 1997.

    On December 12, 1995, Holdings purchased 100% of Powercor, an electricity distributor and marketer in Australia. Powercor serves approximately 547,000 customers in suburban Melbourne and the western and central regions of the State of Victoria in southeast Australia. In September 1996, Holdings acquired a 19.9% interest in the 1,600 megawatt ("MW") Hazelwood coal-fired generating station and adjacent mine located in Victoria, Australia. The Company continues to explore growth opportunities in countries with similar competitive environments.

    Holdings also has interests in the independent power production and cogeneration businesses through PGC, and continues to liquidate portions of the loan, leasing and real estate investment portfolio of PFS. PFS presently expects to retain only its tax-advantaged investments in leveraged lease assets (primarily aircraft) and affordable housing, and is limiting its pursuit of tax-advantaged investment opportunities to affordable housing and alternative fuels.

    On March 11, 1997, Holdings entered into an agreement to acquire TPC Corporation, a natural gas gathering, processing, storage and marketing company. The acquisition is expected to cost approximately $288 million in cash plus assumed debt of approximately $149 million.

    For the year ended December 31, 1996, 69% of PacifiCorp's revenues from operations were derived from Domestic Electric Operations, Australian Electric

Operations contributed 15%, and Telecommunications contributed 12%. Note 16 to the Company's Consolidated Financial Statements, incorporated herein by reference under Item 8, contains information with respect to the revenue and income from operations contributed by each of the Company's industry segments for the past three years and the identifiable assets attributable to each segment at the end of each of those years; this information is incorporated herein by this reference.

    From time to time, the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: utility commission practices; regional economic conditions; weather variations affecting customer usage, competition in bulk power markets and hydroelectric production; wholesale power marketing results; environmental, regulatory and tax legislation, including industry restructuring and deregulation initiatives; technological developments in the electricity and telecommunications industries; and the cost of debt and equity capital. Any forward-looking statements issued by the Company should be considered in light of these factors.

    The Company's common stock (symbol PPW) is traded on the New York and Pacific Stock Exchanges. The Company's $1.98 No Par Serial Preferred Stock, Series 1992, 8 3/8% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest Debentures, Series A) and 8.55% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest Debentures, Series B) are traded on the New York Stock Exchange. The 8 1/4% Cumulative Quarterly Income Preferred Securities (Series A Preferred Securities) of PacifiCorp Capital I, the Company's wholly owned subsidiary trust, are also traded on the New York Stock Exchange.

                             DOMESTIC ELECTRIC OPERATIONS

    PacifiCorp conducts its retail electric utility operations as Pacific Power and Utah Power, and engages in wholesale electric transactions under the name PacifiCorp. Pacific Power and Utah Power provide electric service within their respective service territories. Power production, wholesale sales, fuel supply and administrative functions are managed on a coordinated basis.

Service Area

    The Company serves 1.4 million retail customers in service territories aggregating about 153,000 square miles in portions of seven western states:
Utah, Oregon, Wyoming, Washington, Idaho, California and Montana. The service area contains diversified industrial and agricultural economies. Principal industrial customers include oil and gas extraction, lumber and wood products, paper and allied products, chemicals, primary metals, mining companies and agribusiness. Agricultural products include potatoes, hay, grain and livestock.

    The geographical distribution of retail electric operating revenues for the year ended December 31, 1996 was Utah, 37%; Oregon, 32%; Wyoming, 13%; Washington, 9%; Idaho, 4%; California, 3%; and Montana, 2%.

Customers

    Electric utility revenues and energy sales, by class of customer, for the three years ended December 31, 1996 were as follows:

                                                1996            1995            1994
                                           --------------- --------------- ---------------
Operating Revenues (Dollars in millions):
  Residential............................  $  785.6    27% $  721.9    28% $  724.9    28%
  Commercial.............................     622.4    22     575.9    23     570.4    22
  Industrial.............................     705.0    24     697.6    28     726.3    28
  Government, Municipal and Other........      32.5     1      29.7     1      30.7     1
                                           --------   ----  -------   ----  -------   ----
      Total Retail Sales                    2,145.5    74   2,025.1    80   2,052.3    79
  Wholesale Sales-Firm...................     635.4    22     487.7    19     456.2    18
  Wholesale Sales-Nonfirm................     103.4     4      32.3     1      76.5     3
                                           --------   ----  -------   ----  -------    ---

      Total Energy Sales.................   2,884.3   100%  2,545.1   100%  2,585.0   100%
                                                      ====            ====            ====
  Other Revenues(1)......................      76.5            71.0            62.8
                                           --------        --------        --------
      Total Operating Revenues...........  $2,960.8        $2,616.1        $2,647.8
                                           ========        ========        ========
Kilowatt-hours Sold (kWh in millions):
  Residential............................    12,819    17%   12,030    20%   12,127    21%
  Commercial.............................    11,497    15    10,797    18    10,645    18
  Industrial.............................    20,332    27    19,748    33    20,306    34
  Government, Municipal and Other........       640     1       592     1       623     1
                                             ------   ----   ------   ----   ------   ----
      Total Retail Sales                     45,288    60    43,167    72    43,701    74
  Wholesale Sales-Firm...................    23,189    31    13,946    24    12,418    21
  Wholesale Sales-Nonfirm................     6,476     9     2,430     4     3,207     5
                                             ------   ----   ------   ----   ------   ----
      Total kWh Sold.....................    74,953   100%   59,543   100%   59,326   100%
                                             ======   ====   ======   ====   ======   ====


-----------
(1) Includes miscellaneous revenues.

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

    During 1996, no single retail customer accounted for more than 1.3% of the Company's retail utility revenues and the 20 largest retail customers accounted for 10.6% of total retail electric revenues.

Competition

    Domestic Electric Operations continues to operate as a regulated monopoly within its seven-state franchise service territories. Competition in these areas varies in form and intensity, but is expected to increase over time, principally as a result of industry restructuring and deregulation, and increased marketing by alternative energy suppliers. In addition, many large industrial customers have the option to build their own generation or cogeneration facilities or to use alternative energy sources, such as natural gas. These competitive pressures enable these customers to negotiate lower prices through special tariffs.

    Competition has already transformed the electric utility industry at the wholesale level. The Energy Policy Act, passed in 1992, led to opening wholesale competition to energy brokers, independent power producers and power marketers. In 1996, the FERC ordered all investor-owned utilities to allow others access to their transmission systems for wholesale power sales. This access must be provided at the same price and terms the utilities would charge their own wholesale customers. As a result of increased competition and excess capacity, wholesale prices have dropped significantly over the past two years.

    In addition to these changes in the wholesale market, numerous states have initiated studies of retail competition or are considering retail competition as part of industry restructuring. See "Regulation." The Company is advocating federal legislation that would require states to give all consumers choice in their energy provider by January 1, 2001. The Company believes that federal legislation is necessary to address barriers to entry and issues of jurisdiction, to preserve the proper role for the states in implementing customer choice and to bring benefits to consumers as quickly as possible. The Company is also seeking alternate forms of regulation in its state jurisdictions that would include performance indices to provide appropriate incentive for those portions of its operations that remain regulated.

    The Company has also formulated strategies to meet these new challenges. The Company is marketing power supply services to other utilities, including dispatch assistance, daily system load monitoring, backup power, power storage and power marketing, and services to retail customers that encourage efficient use of energy. In January 1997, the Company and KN Energy, Inc. announced the formation of a joint venture called "en-able." En-able intends to offer utilities a single package of energy, communications and "infotainment" home-oriented options under the name "Simple Choice". These services will be available in one convenient package on one bill served through one customer service number.

    The Company is also expanding its nonregulated businesses that are engaged in wholesale marketing and aggregating of electricity, plant and fuels management, utilities services and retail energy services. A wholly owned subsidiary of Holdings, PacifiCorp Power Marketing, Inc. ("PPM"), has obtained authorization from the FERC to sell power at market prices outside of the western United States. In addition, Holdings and Big Rivers Electric Corporation ("Big Rivers"), a generation and transmission cooperative based in Henderson, Kentucky, signed an agreement during 1996 providing for PacifiCorp Kentucky Energy Company, a wholly owned subsidiary of Holdings, to operate and manage Big Rivers' power plants under a 25-year operating agreement for annual payments of $30 million. Big Rivers filed for bankruptcy in September 1996. In February 1997, the bankruptcy judge opened the Big Rivers facilities to auction. Holdings asked the U.S. District Court to take jurisdiction over the Big Rivers reorganization away from the U.S. Bankruptcy Court. In addition, Holdings filed a motion in bankruptcy court requesting that the bankruptcy judge remove himself and the bankruptcy examiner from the case and impose sanctions on the examiner. The examiner responded and requested that sanctions be imposed on the Company and its counsel. On March 18, 1997, the district court declined to take jurisdiction of the bankruptcy case, ruling that the bankruptcy judge must first decide the disqualification and removal motion. On March 19, 1997, the bankruptcy court accepted a bid from LG&E Energy Corp. for Big Rivers' facilities. The outcome of these proceedings is uncertain. PPM intends to expand its power marketing activities in the East, working initially from its offices in White Plains, New York, and Henderson, Kentucky.

    A consortium of utilities, including the Company, have signed a memorandum of understanding to create an independent grid operator ("IndeGO") for the high-voltage transmission of electricity in Washington, Oregon, Idaho, Montana, Nevada, Utah and Wyoming. The group intends to facilitate the operation of an evolving competitive electric power market. Through IndeGO, the members expect to increase the efficiency of their transmission systems and provide access for all users of the regional transmission grid. IndeGO would be independent and not be controlled by any individual market participant or class of participants involved in marketing electricity. IndeGO participants plan to file a proposal with the FERC in 1997.

    For a discussion of accounting for the effects of regulation, see Note 2 to the Company's Consolidated Financial Statements incorporated herein by reference under Item 8.

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

    In July 1996, the Company purchased a 50% ownership interest in the 474 MW Hermiston Plant, a natural gas-fired, combined-cycle generating plant that began operation in 1996. The Company takes all of the energy produced by the Hermiston Plant under a long-term contract. This commitment is expected to reduce income from operations in 1997 by approximately $15 million as compared to 1996.

    The Company owns or has interests in generating plants with an aggregate nameplate rating of 8,699 MW and plant net capability of 8,282 MW. See "Item 2. Properties." With its present generating facilities, under average water conditions, the Company expects that approximately 5% of its energy requirements for 1997 will be supplied by its hydroelectric plants and 61% by its thermal plants. The balance of 34% is expected to be obtained under long-term purchase contracts, interchange and other purchase arrangements. Note 10 to the Company's Consolidated Financial Statements, incorporated by reference under
Item 8, contains additional details relating to the Company's purchase of power under long-term arrangements.

    The Company currently purchases 1,100 MW of firm capacity annually from BPA pursuant to a long-term agreement. The purchase amount declines to 925 MW annually beginning in 2000 and continuing through 2011. The Company's current annual payment under this agreement is $74 million. The agreement provides for this amount to change at the rate of change of BPA's average system cost. See "Regulation" for information concerning an increase in BPA's rates.

    In January 1993, the Operating Committee for the Trojan Plant formally approved the permanent cessation of nuclear operations at the plant. A decommissioning plan has been approved by the Nuclear Regulatory Commission and the State of Oregon. Portland General Electric Company is the operator of the Trojan Plant and owns a 67.5% share. The Company owns a 2.5% interest. Recovery of the Company's remaining investment in the Trojan Plant
($11.2 million at December 31, 1996) and estimated share of plant closure and decommissioning costs ($15.6 million at December 31, 1996) is subject to regulatory approval.

    Under the requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA"), the Company purchases the output of qualifying facilities constructed and operated by entities that are not public utilities. During 1996, the Company purchased an average of 110 MW from qualifying facilities, compared to an average of 108 MW in 1995.

    The Company plans and manages its capacity and energy resources based on critical water conditions. Under critical or better water conditions in the Northwest, the Company believes that it has adequate reserve generation capacity for its requirements. The Company's historical total firm peak load (including both retail and firm wholesale sales) of 10,775 MW occurred on December 18, 1996, and its historical on-system firm peak load of 7,665 MW occurred on January 14, 1997.

Wholesale Sales and Purchased Power

    Wholesale sales continue to contribute significantly to total revenues. The Company's wholesale sales complement its retail business and enhance the efficient use of its generating capacity. In 1996, wholesale sales accounted for 40% of total energy sales and 26% of total energy revenues.

    In addition to its base of thermal and hydroelectric resources, the Company utilizes a mix of long-term and short-term firm power purchases and nonfirm purchases to meet its load obligations and to make sales to other utilities when prices are favorable. Firm power purchases supplied 21% of the Company's total energy requirements in 1996. Nonfirm purchases supplied 11% of total energy requirements in 1996.

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

    The Company plans to participate in a wind generation project in Wyoming.
In May 1996, Kenetech Windpower, the original contractor, filed for bankruptcy. Its rights were assigned to SeaWest Energy in December 1996 and the completion date is expected to be in 1998 or 1999. The Company plans to own about 38 MW of the project.

    The terms of the Company's 1991 transaction with Arizona Public Service Company ("APS") call for the construction by APS of 150 MW of combustion turbines to be owned by the Company. The Company paid a $20 million fee in January 1997 for rights and services provided by APS. Commercial operation dates for the turbines have not been established, but construction is not expected to commence in 1997.

Projected Demand

    Annual increases in retail kilowatt-hour sales for the Company have averaged 2.1% since 1991. Although the sale of the Sandpoint, Idaho properties and the closure of oil and gas wells in Wyoming have negatively impacted retail sales, the Company has benefited from improved economic conditions in portions of its service territory and the Company's commitment to price stability. Price reductions in many of the Company's service territories have helped sustain sales volume growth.

    For the period 1997 to 2000, the average annual growth in retail kilowatt-hour sales is estimated to be about 2%. Actual results will be determined by a variety of factors, including economic and demographic growth, competition and the effectiveness of energy efficiency programs.

    The Company's base of existing resources, in combination with actions outlined in its integrated resource plan, are expected to be sufficient to meet
load growth conditions throughout the 1990s.   Actions outlined in the
integrated resource plan include energy efficiency by customers (demand-side management), efficiency improvements to existing generation, transmission and distribution systems, and investments in cogeneration, single cycle and combined cycle combustion turbines and in renewable resources. See "Proposed Asset Additions."

    Demand-side management is an element of the Company's diversified portfolio of resources identified in its integrated plan. The use of an energy service charge concept in the Company's demand-side resource programs is intended to allow these resources to be acquired at competitive costs. Under the energy service charge program, the customers receiving the benefits of energy efficiency measures are expected to pay most of the related costs. The Company expended an aggregate of $17 million for demand-side resources in 1996, while acquiring 24.1 average MW of energy efficiency.

Environment

    Federal, state and local authorities regulate many of the Company's activities pursuant to laws designed to restore, protect and enhance the quality of the environment. These laws have increased the cost of providing electric service. The Company is unable to predict what impact, if any, changes in environmental laws and regulations may have on the Company's future operations and capital expenditure requirements.

    AIR QUALITY. The Company's operations, principally its fossil fuel fired electric generating plants, are subject to regulation under the federal Clean Air Act, individual state clean air requirements and in some cases local air authority requirements. The primary air pollutants of concern are sulfur dioxide (SO2), nitrogen oxides (NOx), particulate matter (currently PM10) and opacity. In addition, regional visibility requirements impact the coal-burning plants. Also, although not presently regulated, emissions of carbon dioxide
(CO2) and mercury from coal-burning facilities generally are of increasing public concern.

    All of the Company's coal-burning plants burn low sulfur coal. In addition, the majority of the Company's coal-burning plants representing the majority of its installed capacity have been equipped with controls which limit the amount of SO2 emissions. The SO2 emission allowances awarded to the Company under the federal Clean Air Act, and those allowances expected to be awarded annually in the future, are sufficient to enable the Company to meet its current requirements and expansion plans. In addition, the Company has taken advantage of opportunities to sell surplus allowances to other entities. The Company recorded sales of surplus SO2 allowances of $6 million in 1996 and 1995. In 1996, the Company sold surplus NOx emissions credits for $.4 million. The Company may have approximately 20,000 to 25,000 tons of surplus SO2 emission allowances available for sale each year until 2024. The Company has more than 800 tons of surplus NOx emissions credits that originated from the retirement of the Hale generating station and emission reductions at the Gadsby thermal generating plant in the state of Utah.

    Various federal and state agencies, as well as private groups, have raised concerns about perceived visibility degradation in some areas which are in proximity to some of the Company's coal-burning plants. Numerous visibility studies have been completed or are in the process of completion near Company plants in Colorado, Utah, Washington and Wyoming. In addition, the Grand Canyon Visibility Transport Commission study, which includes an analysis of areas impacted by the Company's coal-burning plants, recently was completed. To date, no additional emission control requirements have resulted directly from these studies, although the potential exists for significant additional control requirements if visibility degradation in the study areas is reasonably attributed to any one of the Company's coal-burning plants.

    CO2 emissions are the subject of growing world-wide discussion in the context of global warming, but such emissions are not currently regulated. All of the Company's coal-burning plants emit CO2. The Company voluntarily joined with a group of 44 other investor-owned utilities to sign an agreement with the U.S. Department of Energy addressing CO2 emissions. Under the agreement, the Company committed to reduce its overall CO2 emission rate by 10% between 1990 and 2000 and also agreed to spend $1 million on CO2 offset projects.

    In addition to general regulation, the Company is subject to ongoing enforcement action by regulatory agencies and private groups regarding compliance with air quality requirements. A lawsuit filed in 1993 by the Sierra Club against the owners of the Hayden Generating Station, including the Company, alleged violations of opacity requirements. In response to that lawsuit, the Company and others entered into a court-approved agreement with the Sierra Club, the Environmental Protection Agency ("EPA") and the state of Colorado under which the owners agree to abide by applicable opacity and other requirements and also agree to install pollution control equipment related to opacity, SO2 and NOx. The owners estimate this control equipment will cost approximately $130 million, of which the Company's share is about $24 million. In October 1996, the Sierra Club also filed suit against the owners of units 1 and 2 of the Craig Generating Station. The lawsuit alleges, among other things, violations of opacity requirements and seeks civil monetary penalties and an injunction. The Company acquired a 19.28% ownership of units 1 and 2 in 1992. See "Item 3. Legal Proceedings."

    The Company-operated Centralia plant, in which the Company owns a 47.5% interest, is the subject of lawsuits and agency activity regarding SO2 emissions and visibility issues. In 1995, the Southwest Air Pollution Control Authority ("SWAPCA") ordered SO2 emission limitations through the application of Reasonably Available Control Technology ("RACT") as mandated by Washington state air quality requirements. Also, in 1996, the Northwest Environmental Advocates, an environmental citizen group, filed suit in federal court against SWAPCA, the state of Washington and EPA alleging failure to enforce visibility requirements relating to the Centralia plant. Although SWAPCA withdrew its original RACT order relating to SO2 emissions following a challenge by a private citizen, the Company reached a tentative agreement with a group of state and federal environmental authorities, including SWAPCA, under which the plant would reduce SO2 emissions by 90% by 2002. This reduction would require the installation of new pollution control equipment expected to cost approximately $260 million over five years beginning in 1998. The Company's share would be approximately $125 million. In the meantime, the private citizen who challenged the original RACT order has now filed suit in state court arguing that SWAPCA did not have authority to withdraw the original order. The Company is uncertain as to whether an economically viable solution will be reached with respect to the Centralia plant.

    The Wyoming Department of Environmental Quality ("WDEQ") has issued two separate Notices of Violation ("NOV") concerning unit 4 of the Jim Bridger plant. The first NOV, issued in December 1995, alleged excess opacity emissions during 1994 and 1995 and ordered the plant to perform additional testing. As a result of that testing, now completed, WDEQ has indicated its intent to withdraw the NOV. The second NOV, issued in January 1997, alleges violations of SO2 emission limits during 1994 and indicates WDEQ's intent to seek recovery of a penalty for noncompliance. The Company currently is evaluating the NOV and is working with WDEQ towards a resolution that may include the payment of a penalty. The resolution is not expected to require installation of additional pollution control equipment. See "Item 3. Legal Proceedings."

    ELECTROMAGNETIC FIELDS. A number of studies have examined the possibility of adverse health effects from electromagnetic fields ("EMF"), without conclusive results. Certain states and cities have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way; however, other than in California, none of the state agencies with jurisdiction over the Company's operations has adopted formal rules or programs with respect to EMF or EMF considerations in the siting of electric facilities. In California, the Public Utilities Commission has issued an interim order requiring utilities to implement no cost or low-cost mitigation measures in the certification process for their facilities. The Company expects that public concerns about EMF will continue to make it difficult to site and construct new power lines and substations in the future. It is uncertain whether the Company's operations may be adversely affected in other ways as a result of EMF concerns.

    ENDANGERED SPECIES. Protection of the habitat of endangered and threatened species makes it difficult and more costly to perform some of the core activities of the Company, including the siting, construction and operation of new transmission and distribution facilities, as well as generating plants. In addition, endangered species issues impact the relicensing of existing hydroelectric generating projects and generally raise the price the Company must pay to purchase wholesale power from hydroelectric facilities owned by others and increase the costs of operating the Company's own hydroelectric resources.

    ENVIRONMENTAL CLEANUPS. Under the federal Comprehensive Environmental Response, Compensation and Liability Act and comparable state statutes, entities that disposed of or arranged for the disposal of hazardous substances may be liable for cleanup of the contaminated property. In addition, the current or former owners or operators of affected sites also may be liable. The Company has been identified as a potentially responsible party in connection with a number of cleanup sites because of current or past ownership or operation of the property or because the Company sent hazardous waste, PCBs or other hazardous substances to the property in the past. The Company has completed several cleanup actions and is actively participating in investigations and remedial actions at other sites. The costs associated with those actions are not expected to be material to the Company's consolidated financial statements.

    WATER QUALITY. The federal Clean Water Act and individual state clean water regulations require a permit for the discharge of pollutants, including storm water runoff from the power plants and coal storage areas, into surface waters. Also, permits may be required in some cases for discharges into ground waters. The Company believes that it currently has all required permits and management systems in place to assure compliance with permit requirements.

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

    On July 10, 1996, the Company received an order from the Oregon Public Utility Commission ("PUC") authorizing the Company to increase prices in Oregon by an average of 4%. The price increase, which was effective July 15, 1996, is expected to result in annual revenues of $27 million. This was the Company's first general price increase in Oregon since 1987. The Company's price increase filing also included a proposed alternate form of regulation. The Company's proposal is designed to encourage increased efficiencies and innovation. The Oregon PUC's order did not address issues relating to the alternate form of regulation. Hearings on these issues have been held and a draft PUC decision on the Company's proposal is expected in late March 1997.

    The Company also received an order from the Wyoming Public Service Commission authorizing the Company to raise Wyoming prices by an average of 3.9%. This price increase was effective July 1, 1996, and is expected to result in annual revenues of $10 million. This was the Company's first price increase in Wyoming since 1987. The Company has agreed not to seek another price increase in Wyoming prior to July 1, 1998 and to conduct workshops with interested parties on possible alternate forms of regulation.

    On February 12, 1997, the Division of Public Utilities and Committee of Consumer Services in Utah filed a joint petition with the Utah Public Service Commission ("PSC") requesting the PSC to commence proceedings to establish new rates for Utah customers. The petitioners have requested an immediate hearing on a $12 million interim rate reduction and a subsequent general rate case, which the petitioners allege could result in rates being reduced by as much as $54 million annually. On March 4, 1997, the Utah Legislature passed a bill which creates a legislative task force to study stranded cost issues and the timing of customer choice. The bill freezes rates at January 31, 1997 levels until 60 days following the conclusion of the 1998 legislative general session. The PSC is precluded from holding any hearings on rate changes during the freeze period. The Company has committed to reduce prices to Utah customers by $12 million annually on approximately May 1, 1997.

    In September 1996, California enacted legislation requiring direct access for a portion of the state's retail customers beginning January 1, 1998. The Company serves approximately 40,000 customers in its California service territory, representing 3% of the Company's retail electric revenues in 1996. The Company intends to make a filing with the California Public Utility Commission in early 1997 addressing the requirements of the new legislation and implementation issues associated with direct access.

    A number of industry restructuring bills are also being considered in the other states in which the Company provides retail service. The bills range from those that require study of direct retail access to those that would result in implementation of direct access for retail customers. The Company expects any legislation passed to specifically provide a reasonable opportunity to recover costs which have been placed at risk due to the introduction of competition.

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

    BPA completed its 1996 rate hearing process and implemented new five-year rates effective October 1, 1996. The new rates reduce the Company's annual capacity and wheeling expenses by $3 million. In addition, while the new rates would have reduced the annual exchange benefits directly received by the Company's residential and small farm customers by approximately $17 million, President Clinton signed into law the Energy and Water Development Appropriation Act of 1995 (the "Act") which, among other things, provides for a set amount of exchange benefits for the first twelve months of the rate period, largely mitigating the reduction of exchange benefits. The Company has received approval for price increases in Idaho that will allow it to recover the reduction of exchange benefits relating to Idaho. The Act replaced lost benefits in Oregon and Washington for 1996, resulting in no price increases for those jurisdictions.

Construction Program

    The following table shows actual construction costs for 1996 and the Company's estimated construction costs for 1997 through 1999, including costs of acquiring demand-side resources. The estimates of construction costs for 1997 through 1999 are subject to continuing review and appropriate revision by the
Company.   These estimates do not include expected expenditures for purchases of generating assets. See "Proposed Asset Additions" for information concerning proposed additions to the Company's generating assets.

       Type of Facility                                   Estimated
       ----------------                      Actual    ----------------
                                              1996     1997  1998  1999
                                             ------    ----  ----  ----
                                                (Dollars in millions)

 Production..................                 $ 89     $115  $120  $125
 Transmission................                   27       45    45    50
 Distribution................                  220      185   195   205
 Mining......................                   27       25    25    25
 Other.......................                   79      110   115   120
                                              ----     ----  ----  ----
     Total...................                 $442     $480  $500  $525
                                              ----     ----  ----  ----
                                              ----     ----  ----  ----


                            AUSTRALIAN ELECTRIC OPERATIONS

                                       Powercor

General

    On December 12, 1995, Holdings completed the acquisition of Powercor, an Australian electric distribution and marketing company, from the State of Victoria for approximately $1.6 billion in cash. The acquisition was structured through a series of wholly owned United States and Australian companies. Powercor's business is organized into three strategic divisions, Network, Retail and Powercor Services. The key functions of Powercor's divisions are briefly described below.

Network

    Powercor is one of the five electric distribution businesses ("DBs") which came into existence as a result of the restructuring and subsequent privatization of the Victorian electric industry. The five DBs have each been granted an exclusive license to sell electricity to franchise customers whose facilities are in its distribution area, and a non-exclusive state-wide license to sell to contestable customers. Customers who are able to choose between retailers are referred to as contestable or non-franchise customers, while customers who cannot choose between retailers are referred to as franchise customers. Franchise customers will progressively become contestable over the period to January 1, 2001. All customers with loads in excess of 750 MWh per year are now contestable. Other customers will become contestable over the next four years depending on their energy demand level, with substantially all residential customers remaining as franchise customers until January 1, 2001.
If a Powercor customer chooses a different retailer, Powercor would continue to receive the Network revenues associated with that customer.

    The following table sets forth information regarding the estimated contestability profile of Powercor's customer base as of December 31, 1996.

                                                                                        Estimated
    Date for                                   Approximate       Estimated %             Revenue
Introduction of        Customer Load            Number of           Total         (Australian dollars in
  Competition          Demand Level            Customers(1)     Consumption(2)         millions)(2)
---------------------------------------------------------------------------------------------------------
December 1994     Loads in excess of 5 MW                17             17                $ 78

July 1995         Loads in excess of 1 MW               132             13                  81
                  and less than 5 MW

July 1996         Energy demand in excess               934             12                  86
                  of 750 MWh/yr and loads
                  less than 1 MW

July 1998         Energy demand in excess             1,290              6                  52
                  of 160 MWh/yr and less
                  than 750 MWh/yr

January 2001      All remaining customers           544,441             52                 505
                                                    -------            ---                 ---
                  Total                             546,814            100                $802
                                                    -------            ---                 ---
                                                    -------            ---                 ---

-----------
(1) As of December 31, 1996.
(2) For the year ended December 31, 1996.

    Regulation of the Victorian electricity supply industry is the responsibility of the Office of the Regulator General (the "ORG"), an independent regulatory body established under the Victoria's Office of the Regulator General Act of 1994 (the "ORG Act"). The ORG is required to facilitate efficiency in the industry and ensure that users and consumers benefit from competition.

    The structure of prices within the Victorian electricity industry reflects the establishment of maximum uniform tariffs that apply to franchise customers and some limited categories of non-franchise customers until January 1, 2001. Under applicable regulations, the DBs are required to supply electricity to franchise customers at no greater than the prices specified in the applicable tariff. The prices specified in the tariffs are an all inclusive price, including grid charges and energy costs. In general, annual movements in tariffs for franchise customers are based upon the Consumer Price Index, a measure of price inflation.

    Network tariffs include recovery of distribution use of system costs, use of transmission system fees and connection charges. Network tariffs are intended to cover the costs of providing, operating or maintaining the distribution network, except to the extent the relevant costs are recoverable through connection charges or other excluded services, and the charges levied for connection to and use of the transmission systems. Network tariffs are paid by retailers supplying electricity through a DB's distribution network, or by large customers dealing directly with the Victoria Power Exchange

("VPX") pool (the "Pool") or are reflected in such DB's charges to its franchise customers. Through December 31, 2000, the DBs have the ability to vary network tariffs subject to the approval of the ORG. After the year 2000, network tariffs will still be subject to regulation by the ORG. The first major review of the regulatory arrangements and respective transmission and distribution network charges will be carried out by the ORG, with any changes to apply from January 1, 2001. Any subsequent price control arrangements for Network are required to apply for not less than five years.

    Network must provide open access to large customers who purchase energy directly from the wholesale market; embedded generators, including co-generation; other licensed distributors; and licensed retailers, such as the Retail division of Powercor. Almost all customers within the Powercor franchise area are connected to Powercor's distribution system and have no effective choice in the system over which electricity is supplied to them. Customers may establish or increase their capacity for own generation, become directly connected to the Victorian grid or relocate operations outside Powercor's franchise area.

    There are currently 11 independent systems operating within Powercor's distribution area that supply (one intermittently) electricity to Powercor's network, and in 1996 accounted for 2% of Powercor's energy purchases. On site generation may be an attractive alternative for some classes of customers under the Victorian Electricity industry model.

    Powercor's distribution area covers approximately 150,000 square kilometers in central and western Victoria. This region is the largest franchise area in Victoria, representing approximately 64% of the total area of the state. Powercor's region has borders with South Australia, New South Wales, Solaris Power Ltd. and Eastern Energy Ltd. The Powercor distribution area accounts for more than 1,450,000 people and incorporates several of Victoria's major industrial areas including Altona and Geelong; the western corridor growth areas of Werribee and Melton, and seven of Victoria's eight largest provincial centers of Ballarat, Bendigo, Geelong, Melton, Mildura, Shepparton and Warrnambool; and the South Australian and New South Wales borders. The distribution area includes approximately 34% of Victoria's manufacturing industry output, 32% of Victoria's population, accounts for approximately 25% of Victoria's employment and contributes approximately 26% of Victoria's Gross State Product.

Retail

    Retail conducts the commercial functions of purchasing, marketing and selling of electricity and collecting sales revenue. Retail is responsible for the management of the price, purchasing and volume risks associated with energy sales and end-use demand management.

    The customer metered sites, energy demand and revenue percentages of Powercor for the year ended December 31, 1996 are set forth below.

                            Customer   Sites(1)  Energy  Demand(2) Revenue(2)
Customer Segment              No.         %        GWh         %         %
----------------            -------     -----     -----       ---       ---
Residential . . . . . . .   453,978        83     2,608        31        38
Commercial  . . . . . . .    48,598         9     1,926        23        26
Industrial  . . . . . . .     8,422         2     3,282        40        28
Farm  . . . . . . . . . .    34,311         6       342         4         5
Public lighting and
  traction  . . . . . . .     1,501         -        77         1         2
Other . . . . . . . . . .         4         -        75         1         1
                            -------     -----     -----       ---       ---
  Total . . . . . . . . .   546,814       100     8,310       100       100
                            -------       ---     -----       ---       ---
                            -------       ---     -----       ---       ---

-----------
(1) Connections as of December 31, 1996.
(2) For the year ended December 31, 1996.

    Powercor's distribution area has a significant proportion of industrial energy demand. As of December 31, 1996, industrial customers accounted for only 2% of customer sites, but, for the year ended December 31, 1996, such customers demanded approximately 3,300 GWh of electricity and accounted for 28% of total electricity revenue. This compares to Powercor's residential customers, who accounted for 83% of the total customer sites at December 31, 1996 and 38% of total electricity revenue for the year ended December 31, 1996. See "Network" for information concerning the contestable profile of Powercor's customer base.

    Retail's electricity revenue and load for the year ended December 31, 1996 were approximately A$802 million and 8,310 GWh, respectively. Electricity revenue is derived from major industries such as chemicals, petroleum, food and beverage, wholesale and retail, metal processing and transport equipment. Powercor's largest customers include Smorgon Steel, Shell Refinery, Ford Motor Company, Kemcor and Petroleum Refineries Australia. No single customer accounted for more than 2% of Powercor's total revenue in 1996.

    In October 1996, Powercor was granted a license to sell power in New South Wales ("NSW") and established an office in North Sydney. Powercor was the first company outside of NSW to be granted a retail license to sell power in NSW. The NSW electricity market will progressively open for competition. Customers in the 40 GWh market became contestable as of October 1, 1996 and Powercor commenced supply to its first NSW customer in January 1997. The 4 GWh market will open April 1, 1997, the 750 MWh market to follow on July 1, 1997, and the 160 MWh market on July 1, 1998.

    Powercor purchases all of its power, other than co-generation output, through the VPX Pool for franchise customers. There are two major components of the wholesale electricity market: (i) the competitive energy market, centered around the Pool, which covers the sale of electricity by generators; and (ii) the contract trade, involving bilateral financial contracts between electricity buyers and sellers outside the Pool. The principal function of the Pool is to allow market forces rather than monopolized central planning to determine the amount, mix and cost characteristics of generating plants, and the level and shape of demand. A spot price is determined for each half hour period during the day, based on the market clearing price.

    The Pool operations are governed by the Pool Rules developed by the industry and issued by the ORG, created by the ORG Act. Pool trading is currently conducted through a system known as VicPool III. Each licensed generator is required to sell its entire energy output through the Pool, except if the electricity output from the generating unit, or a group of generating units connected to the transmission or distribution network at a common point of connection, is rated at less than 30 MW, in which case the generator is not eligible to join the Pool.

    Each retailer is required to purchase its entire demand for electricity through the Pool unless the electricity is purchased either from a generator too small to trade through the Pool or through another retailer who has purchased that electricity from the Pool. A contestable customer may also apply to VPX to become a participant in the Pool. New participants will be admitted to the Pool if they satisfy VPX that they are of sufficient financial standing to meet their financial obligations under the Pool Rules, including any requirements established by VPX, and will be able to maintain compliance with certain system codes and wholesale metering codes.

    Powercor is a party to a series of bilateral financial contracts that have been structured to hedge the price for the forecast franchise energy requirements from July 1, 1995 to December 31, 2000. These contracts take the form of "two-way" and "one-way" contracts. Two-way contracts are structured such that generators and DBs compensate each other for the difference between the System Marginal Price ("SMP"), which is the price payable to generators in the wholesale market, and the exercise price up to A$300/MWh. One-way contracts provide for amounts to be paid by generators to DBs for differences when SMP is above A$300.

    Powercor has negotiated additional hedging contracts with the generators for contestable customer loads. These contracts are designed to cover the contestable load and entered into with a number of generators in order to maintain a balance among supply sources.

Powercor Services

    Powercor Services was established as a result of separating the original Network division into two separate business units responsible for Asset Management (Network) and Service Delivery (Powercor Services). The service functions undertaken by Powercor Services includes electrical design, survey, drafting, material procurement, overhead and underground construction and maintenance for the distribution and subtransmission networks, fault response, electrical installations inspections and meter reading. These service functions are currently provided from 20 centers located throughout Powercor's franchised area.

Properties

    Powercor's electrical distribution network comprises: (i) 66 kV and 22 kV subtransmission lines and underground subtransmission cables that transport wholesale energy from 11 terminal stations owned by Power Net Victoria and controlled, under lease, by the Victorian Power Exchange, a corporate body established under Victoria's Electricity Industry Act 1993; (ii) 51 zone substations that transform electricity to lower voltages (22 kV and below) and then distribute the energy through the distribution network; and (iii) 22 kV, 11 kV and 6.6 kV distribution lines, including distribution substations that transform electricity to low voltages (415 V and below) suitable for connection to the majority of the customers. In addition, Powercor leases its principal executive offices at Level 3, 177 Southbank Boulevard Southbank in Victoria under a five-year lease with an option to renew for another five years. Substantially all of the assets and stock of Powercor are pledged to secure the obligations of PacifiCorp Australia LLC, an indirect subsidiary of the Company and an indirect parent company of Powercor, under a credit facility used to finance the acquisition of Powercor.

                                      Hazelwood

    In September 1996, a consortium, known as the Hazelwood Power Partnership, purchased a 1,600 MW, brown coal-fired thermal power station ("Hazelwood Plant"), and the adjacent brown coal mine ("Hazelwood Mine") in Victoria, Australia. The consortium is composed of a subsidiary of National Power Corporation PLC (51.94%), a subsidiary of Holdings (19.9%, the maximum allowable under current law), a subsidiary of Destec Energy, Inc. (20%) and the Commonwealth Bank group of Australia (8.16%). National Power is overseeing Hazelwood Plant operations and the Company is overseeing operations at the Hazelwood Mine. The consortium financed the acquisition with approximately
$858 million in equity contributions from the partners and $1 billion of nonrecourse borrowings at the partnership level. Holdings financed its $145 million portion of the equity investment and the associated $12 million advance with long-term borrowings in the United States.

    Hazelwood Power Partnership sells its power through a statewide generation pool and enters into bilateral financial contracts with Australian distribution companies, such as Powercor. Prices vary with weather, economic growth and other factors affecting the supply of and demand for power. Power prices are lowest during Australia's summer months (the fourth and first calendar quarters). The Company expects the Hazelwood investment to be slightly dilutive to 1997 earnings.

    The Hazelwood Plant has four stages, each with two 200 MW boiler and turbo generator units, and was constructed progressively between November 1964 and August 1971. Six of the Hazelwood Plant's eight generating units underwent major refurbishment or plant life extension projects between 1983 and 1993. Six units currently operate in a base load and intermediate capacity. Unit 8 has been recommissioned as a low-reliability standby unit and Unit 7 is currently not operational. Unit 7 is expected to become operational during 1998 following completion of certain capital improvements. The Hazelwood Mine has between 400 million and 450 million recoverable tons of brown coal, which is expected to provide the Hazelwood Plant with sufficient quantities of coal for the 40 years of anticipated plant operation.

                                  TELECOMMUNICATIONS

    PTI provides local telephone service and access to the long distance network in Alaska, seven other western states and three midwestern states.
PTI's sale of its long distance business, Alascom, Inc., to AT&T Corp. was completed in August 1995. PTI has acquired and is developing, operating and managing cellular mobile telephone services in six states. PTI is also involved in the operation and maintenance of and sale of capacity in a submarine fiber optic cable between the United States and Japan. For further information with respect to the business of PTI, see "Item 1. Business" of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1996; such information is incorporated herein by this reference.

                                        OTHER

                            PacifiCorp Financial Services

    PFS is a holding company with two principal business segments, Financial Services and Tax-Advantaged Investments. PFS presently expects to retain only its tax-advantaged investments in leveraged lease assets (primarily aircraft) and affordable housing, and is limiting its pursuit of tax-advantaged investment opportunities to affordable housing and alternative fuels. For the six-year period ended December 31, 1996, PFS's total assets have declined by $978 million to $708 million and the disposition of assets has generated $802 million in proceeds, which have been used to reduce outstanding debt and to invest in affordable housing projects.

Financial Services

    PFS has made only limited new investments in aircraft or loans relating to aircraft since 1991, and the last such investment was made in 1992. At December 31, 1996, approximately 94% of aircraft in PFS's portfolio investment were Stage III noise compliant. At December 31, 1996, PFS's Aviation Finance portfolio had total leveraged lease and other financial assets of $345 million (32 aircraft), representing approximately 49% of PFS's consolidated assets.

    Other financial services activities include centralized credit administration and asset management for PFS. Although no longer originating new business, PFS continues to manage its remaining lending portfolio and other assets. At December 31, 1996, these assets totaled $140 million, or approximately 20% of PFS's consolidated assets.

Tax-Advantaged Investments

    Enacted as part of the Tax Reform Act of 1986, the Low Income Housing Tax Credit provides a tax credit of approximately 9% of the eligible basis of qualifying newly constructed low income housing projects each year for 10 years. The actual credit percentage applicable to a new project is set at the outset of the project based on the then current percentage announced by the Internal Revenue Service.

    At December 31, 1996, PFS had investments in 24 completed projects, consisting of 4,064 rental units, which were approximately 96% occupied. Eleven other projects were under construction, consisting of 1,047 rental units. These projects are expected to be completed in 1997 and 1998. These projects, which are generally suburban, garden style apartment complexes, are located throughout the United States. Third parties participate as equity investors of up to an 80% interest in seven of the 24 completed projects, representing 1,312 units. At December 31, 1996, affordable housing assets totaled $223 million, representing approximately 31% of PFS's consolidated assets.

    PFS has entered into a letter of intent with Covol Technologies, Inc. ("Covol") for construction of a plant in the Birmingham, Alabama area that will produce a synthetic coal fuel qualifying for tax credits under Section 29 of the Internal Revenue Code ("IRC"). PFS will fund the construction costs and a subsidiary of PFS will purchase the plant upon completion. Another PFS subsidiary, PacifiCorp Syn Fuel ("Syn Fuel"), has entered into a licensing agreement with Covol for up to six additional plants. Syn Fuel is pursuing development of these plants and has entered into construction contracts for these facilities.

Competition

    PFS continues to actively participate in the affordable housing industry. Within this market, PFS competes for tax credits with owners and developers of residential rental properties, with investors who are seeking acquisition transactions and with syndicators who are selling tax credits to institutional investors. PFS's established projects have historically had occupancy levels in excess of 95%. These projects are competitive as compared to market rent projects because PFS's restricted rents are below market rates due to the economic subsidy provided by the tax credit and PFS's adherence to a strong project maintenance and oversight program.

    The market for developing and acquiring projects having allocations of these tax credits has become increasingly competitive. Many of the newer entrants are willing to accept lower yields than PFS. As a result, PFS has increased its focus on the development side of the business. By seeking its own allocation of tax credits from the states and acting as its own developer, PFS seeks to maintain acceptable yields.

Regulation

    The affordable housing projects of PFS can only rent to eligible tenants in order to maintain their qualification for, and avoid recapture of, the relevant tax credit. PFS monitors its compliance with tax requirements through various controls, including site visits, central review of all tenant applications for eligibility requirements and independent audits of certain projects. PFS's management believes that these controls are effective in monitoring and maintaining its compliance with the eligibility and qualification requirements.

    PFS's participation in the alternative fuels tax credit market is limited by the IRC requirement that qualified facilities must be built in accordance with binding construction contracts entered into on or before December 31, 1996, and in service by June 30, 1998. President Clinton's recent budget proposal includes a provision to roll back the in-service date to June 30, 1997. If enacted, this proposal would terminate Syn Fuels' development efforts and result in an approximate $1.6 million after-tax charge. In addition, the

Birmingham plant would be subject to substantial completion risk relating to the roll back date.

                              Pacific Generation Company

    PGC is engaged in the acquisition, development and operation of independent power production and cogeneration facilities, principally in the United States. PGC has interests in 12 power generation facilities representing an aggregate of 808 MW of generation capacity. At December 31, 1996, PGC also had limited partnership interest of less than 5% and a $2 million investment in two Energy Investor Funds that have investments in a number of independent power projects aggregating approximately 1,270 MW of generation capacity in various locations in the United States and abroad. PGC plans to continue to pursue opportunities in the U.S. market and is investigating opportunities in the international markets.

    In May 1996, PGC's 248 MW Crockett cogeneration facility in California was declared operational. The facility is operated by PGC and PGC owns approximately 46% of the project.

    During 1996, PGC purchased a 25% interest in the 100 MW Kingston cogeneration project in Ontario, Canada. The project will supply electricity to the Ontario Hydro power grid and process heat to Celanese Canada Inc.'s Millhaven polyester plant. The plant became operational in early 1997.

    In early 1997, PGC purchased a one-third interest in a proposed 70 MW hydro project in the Philippines. PGC's total investment is expected to be approximately $15 million. The project is scheduled to be completed in 2000.

                                      EMPLOYEES

    PacifiCorp and its subsidiaries had 12,305 employees on December 31, 1996. Of these employees, 8,688 were employed by PacifiCorp and its mining affiliates, 2,187 were employed by PTI, 1,202 were employed by Powercor and 228 were employed by PFS, PGC and other subsidiaries.

    Approximately 63% of the employees of PacifiCorp and its mining affiliates are covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the United Mine Workers of America. Approximately 77% of Powercor's employees are represented by various unions in Australia, including the Australia Services Union and the Electrical Trades Union.

    For information with respect to the employees of PTI, see "Item 1. Business" of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1996; such information is incorporated herein by this reference.

    In the Company's judgment, employee relations are satisfactory.

ITEM 2.  PROPERTIES

    The Company owns 52 hydroelectric generating plants and has an interest in one additional plant, with an aggregate nameplate rating of 1,078.1 MW and plant net capability of 1,138.6 MW. It also owns or has interests in 17 thermal-electric generating plants with an aggregate nameplate rating of 7,620.5 MW and plant capability of 7,143.6 MW. The following table summarizes the Company's existing generating facilities:

                                                                              Installation   Nameplate     Plant Net
                                            Location          Energy Source       Dates       Rating       Capability
                                                                                               (MW)           (MW)
                                            --------          -------------   ------------- -----------  --------------
HYDROELECTRIC PLANTS
 Swift.............................  Cougar, Washington     Lewis River            1958        240.0        265.6
 Merwin............................  Ariel, Washington      Lewis River       1931-1958        136.0        144.0
 Yale..............................  Amboy, Washington      Lewis River            1953        134.0        134.0
 Five North Umpqua Plants..........  Toketee Falls, Oregon  N. Umpqua River   1950-1956        133.5        138.5
 John C. Boyle.....................  Keno, Oregon           Klamath River          1958         80.0         90.0
 Copco Nos. 1 and 2 Plants.........  Hornbrook, California  Klamath River     1918-1925         47.0         54.5
 Clearwater Nos. 1 and 2 Plants....  Toketee Falls, Oregon  Clearwater River       1953         41.0         41.0
 Grace.............................  Grace, Idaho           Bear River        1914-1923         33.0         33.0
 Prospect No. 2....................  Prospect, Oregon       Rogue River            1928         32.0         34.0
 Cutler............................  Collinston, Utah       Bear River             1927         30.0         29.1
 Oneida............................  Preston, Idaho         Bear River        1915-1920         30.0         28.0
 Iron Gate.........................  Hornbrook, California  Klamath River          1962         18.0         20.0
 Soda..............................  Soda Springs, Idaho    Bear River             1924         14.0         14.0
 Fish Creek........................  Toketee Falls, Oregon  Fish Creek             1952         11.0         12.0
 33 Minor Hydroelectric Plants.....  Various                Various           1896-1990         98.6*       100.9*
                                                                                             -------      -------
    Subtotal (53 Hydroelectric Plants)                                                       1,078.1      1,138.6

THERMAL ELECTRIC PLANTS
 Jim Bridger.......................  Rock Springs, Wyoming  Coal-Fired        1974-1979      1,495.0*     1,386.7*
 Huntington........................  Huntington, Utah       Coal-Fired        1974-1977        892.8        845.0
 Dave Johnston.....................  Glenrock, Wyoming      Coal-Fired        1959-1972        816.7        772.0
 Naughton..........................  Kemmerer, Wyoming      Coal-Fired        1963-1971        707.2        700.0
 Centralia.........................  Centralia, Washington  Coal-Fired             1972        693.5*       636.5*
 Hunter 1 and 2....................  Castle Dale, Utah      Coal-Fired        1978-1980        687.7*       639.4*
 Hunter 3..........................  Castle Dale, Utah      Coal-Fired             1983        446.4        395.0
 Cholla Unit 4.....................  Joseph City, Arizona   Coal-Fired             1981        414.0        380.0
 Wyodak............................  Gillette, Wyoming      Coal-Fired             1978        289.7*       268.0*
 Gadsby............................  Salt Lake City, Utah   Gas-Fired         1951-1955        251.6        235.0
 Carbon............................  Castle Gate, Utah      Coal-Fired        1954-1957        188.6        175.0
 Craig 1 and 2.....................  Craig, Colorado        Coal-Fired        1979-1980        172.1*       165.0*
 Colstrip 3 and 4..................  Colstrip, Montana      Coal-Fired        1984-1986        155.6*       144.0*
 Hayden 1 and 2....................  Hayden, Colorado       Coal-Fired        1965-1976         81.3*        78.0*
 Blundell..........................  Milford, Utah          Geothermal             1984         26.1         23.0
 Little Mountain...................  Ogden, Utah            Gas Turbine            1971         16.0         14.0
 Hermiston.........................  Hermiston, Oregon      Combined Cycle         1996        234.0*       234.0*
 James River.......................  Camas, Washington      Black Liquor           1996         52.2         53.0
                                                                                             -------      -------
    Subtotal (17 Thermal Electric Plants)                                                    7,620.5      7,143.6
                                                                                             -------      -------
    Total Hydro and Thermal Generating Facilities (70)                                       8,698.6      8,282.2
                                                                                             -------      -------
                                                                                             -------      -------

-----------
  * Jointly owned plants; amount shown represents the Company's share only.

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

    Substantially all of the Company's electric utility plants are subject to the lien of the Company's Mortgage and Deed of Trust.

    The following table describes the Company's recoverable coal reserves as of December 31, 1996. All coal reserves are dedicated to nearby Company operated generating plants. Recoverability by surface mining methods typically ranges between 90% and 95%. Recoverability by underground mining techniques ranges from 50% to 70%. The Company considers that the respective reserves assigned to the Centralia, Craig, Dave Johnston, Huntington, Hunter and Jim Bridger plants, together with coal available under both long-term and short-term contracts with external suppliers, will be sufficient to provide these plants with fuel that meets the Clean Air Act standards effective in 1996, for their current economically useful lives. The sulfur content of the reserves ranges from 0.43% to 0.84% and the BTU value per pound of the reserves ranges from 7,600 to 11,400. Reserve estimates are subject to adjustment as a result of the development of additional data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves.

                                                           Recoverable Tons
  Location                        Plant Served              (in Millions)
  --------                        ------------             ----------------

Centralia, Washington........     Centralia                     50(1)
Craig, Colorado..............     Craig                         71(2)
Glenrock, Wyoming............     Dave Johnston                 50(1)
Emery County, Utah...........     Huntington and Hunter        103(1)(3)
Rock Springs, Wyoming........     Jim Bridger                  129(4)
------------

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

    Most of the Company's coal reserves are held pursuant to leases from the federal government through BLM and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended and require payment of rentals and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities. In 1996, the Company expended $4 million of reclamation costs and accrued $6 million of estimated final mining reclamation costs. Final mine reclamation funds have been established with respect to certain of the Company's mining properties. At December 31, 1996, the Company's pro rata portion of these reclamation funds totaled $36 million and the Company had an accrued reclamation liability of $118 million at December 31, 1996.

    For a description of the properties of PTI, see "Item 1. Business" and "Item 2. Properties" of the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1996; such information is incorporated herein by this reference. For a description of Powercor's properties, see "Item
1. Business--Australian Electric Operations--Properties" above.

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

    In December 1995, the Company received a Notice of Violation and Order ("NOV") from the Wyoming Department of Environmental Quality ("DEQ") alleging that the Company has failed to maintain pollution control equipment at Unit 4 of its Jim Bridger Power Plant in a manner consistent with good air pollution control practices and alleging violations of the 30 percent opacity limitation in the air quality permit issued for that Unit. The Company performed certain stack tests to verify compliance with particulate emission limitations. As a result, DEQ has indicated that the NOV will be withdrawn and no penalties will be assessed against the Company.

    On January 28, 1997, the Air Quality Division ("AQD") of the Wyoming DEQ issued a NOV alleging that Jim Bridger Unit 4 violated permit limits for SO2 emissions during 1994. Specifically, the NOV asserts that Unit 4 emitted 153.5 tons more SO2 during 1994 than allowed under the plant's permit. The NOV also indicates the AQD's intention to refer the matter to the Wyoming Attorney General's office for the filing of a complaint in state court to collect appropriate civil penalties, although a complaint has not yet been filed. The Company is working with the AQD toward a resolution which is not expected to involve any significant capital expenditures at the plant.

    On March 1, 1996, a purported class action was filed against PacifiCorp alleging negligence, nuisance and trespass by PacifiCorp as a result of the operation of three dams on the Lewis River in the State of Washington during the floods of February 1996 (LARRY AND BARBARA RAINEY, ET AL. V. PACIFICORP, Case No. 96-2-00977-0, Superior Court of Washington for Clark County). Plaintiffs request an unspecified amount of damages on behalf of the alleged class, estimated by plaintiffs to have over 500 members, for injury to their property, diminution of value of the related real estate and improvements, and consequential damages in the form of lost income to businesses operating in the flooded areas. The complaint also seeks injunctive relief compelling PacifiCorp to establish additional warning systems downstream from the dams. PacifiCorp believes that it operated the dams in an appropriate manner.

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

    On April 2, 1996, the Utah Municipal Power Agency and Provo City,
Utah served an action against PacifiCorp asserting 13 different causes of action, all relating to the plaintiffs' ownership interest in the Hunter Steam Electric Generating Unit I ("Hunter I") in Emery County, Utah, which is operated by PacifiCorp. (UTAH MUNICIPAL POWER AGENCY AND PROVO CITY, UTAH V. PACIFICORP, Civil No. 2:96CV 0290C, US District Court for the District of Utah, Central Division). The complaint alleges, among other things, an illegal tying arrangement in the supply of coal by PacifiCorp to Hunter I, violations of various federal and state antitrust laws, breach of contract, breach of fiduciary duties and breach of a duty of good faith and fair dealing. The complaint seeks damages in amounts to be proven at trial, trebled in the case of the antitrust claims, and certain declaratory rulings.

    On October 9, 1996, the Sierra Club filed an action against the Company and the other joint owners of the Craig Electric Generating Station (the "Station") under the citizen's suit provisions of the federal Clean Air Act alleging, based upon reports from emissions monitors at the Station, that over 14,000 violations of state and federal opacity standards have occurred over a five-year period at Units 1 and 2 of the Station. (SIERRA CLUB V. TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC., PUBLIC SERVICE COMPANY OF COLORADO, INC., SALT RIVER PROJECT AGRICULTURAL IMPROVEMENT AND POWER DISTRICT, PACIFICORP AND PLATTE RIVER POWER AUTHORITY, Civil Action No. 96-B2368, US District Court for the District of Colorado). The Company has a 19.28 percent interest in Units 1 and 2 of the Station, which is operated by Tri-State Generation and Transmission Association and located in Craig, Colorado.

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

    Frederick W. Buckman, born March 9, 1946, President and Chief Executive Officer of the Company

    Mr. Buckman was elected President and Chief Executive Officer of the
Company effective February 1, 1994 and became a director of the Company and PacifiCorp Holdings, Inc. in February 1994. He formerly served as President and Chief Executive Officer of Consumers Power Company, Jackson, Michigan, from 1992 to 1994.

    Charles E. Robinson, born December 3, 1933, Chairman, President and Chief Executive Officer of Pacific Telecom, Inc.

    Mr. Robinson was elected Chairman of Pacific Telecom, Inc. in February 1989. He has been serving as Chief Executive Officer since April 1985 and served as President from April 1985 to October 1990. He resumed the role of President on December 31, 1992.

    William C. Brauer, born January 11, 1939, Senior Vice President of the
Company

    Mr. Brauer was elected Senior Vice President of the Company in May 1996. He served as Vice President from 1992 to 1996 and as Senior Vice President of Electric Operations from 1991 to 1992.

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

    William E. Peressini, born May 23, 1956, Vice President and Treasurer of the Company and Treasurer of PacifiCorp Holdings, Inc. and Pacific Telecom, Inc.

    Mr. Peressini was elected Vice President and Treasurer of the Company in May 1996. He had served as Treasurer since January 1994. He has been Treasurer of PacifiCorp Holdings, Inc. since February 1994 and of Pacific Telecom, Inc. since August 1996. He served as Executive Vice President of PacifiCorp Financial Services, Inc. from January 1992 to January 1994 and as Senior Vice President and Chief Financial Officer of that company from 1989 to January 1992.

    Michael C. Henderson, born October 24, 1946, Vice President of the Company

    Mr. Henderson was elected Vice President of the Company in November 1995. He has served as Director, President and Chief Executive Officer of PacifiCorp Holdings, Inc. and as Chairman, President and Chief Executive Officer of PacifiCorp Financial Services, Inc. since March 1995. He joined PacifiCorp in 1991 as Senior Vice President of PacifiCorp Financial Services, Inc. and served as its President from April 1993 to March 1995.

    Thomas J. Imeson, born March 20, 1950, Vice President of the Company

    Mr. Imeson was elected Vice President of the Company in February 1992. He had served as Vice President of Electric Operations from 1990 to February 1992.

    Michael J. Pittman, born March 25, 1953, Vice President of the Company

    Mr. Pittman was elected Vice President of the Company in May 1993. He served as Assistant Vice President from 1990 to 1993.

    Donald A. Bloodworth, born May 9, 1956, Controller of the Company

    Mr. Bloodworth was elected Controller of the Company in August 1996. He formerly served as Vice President of Revenue Requirements and Controller for Pacific Telecom, Inc. from May 1993 until August 1996. He was Vice President and Treasurer for PacifiCorp Holdings, Inc. and PacifiCorp Financial Services during 1992 and 1993.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The information required by this item is included under "Quarterly
Financial Data" on page 59 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is included under Note 16 "Selected Financial and Segment Information" on page 54 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included under "Earnings Overview," "Domestic Electric Operations," "Australian Electric Operations," "Telecommunications," "Other Operations" and "Liquidity and Capital Resources" on pages 24 through 36 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

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


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to the Company's directors is incorporated herein by this reference to "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Shareholders. The information required by this item with respect to the Company's executive officers is set forth in Part I of this report under Item 4A. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference to "Compliance within Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by this reference to "Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by this reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by this reference to "Director Compensation and Certain Transactions" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page
                                                                    References
                                                                    ----------
(a) 1. Index to Consolidated Financial Statements:*
         Independent Auditors' Report...............................     37
         Statements of consolidated income and retained
           earnings for each of the three years ended
           December 31, 1996........................................     38
         Statements of consolidated cash flows for each
           of the three years ended December 31, 1996...............     39
         Consolidated balance sheets at December 31, 1996
           and 1995.................................................     40
         Notes to consolidated financial statements.................     42

   2. Schedules:**

----------
  * Page references are to the incorporated portion of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1996.
 ** All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference herein.

  3. Exhibits:

    (3)a --   Third Restated Articles of Incorporation of the Company.

   *(3)b -- Bylaws of the Company (as restated and amended May 10, 1995) (Exhibit (3)b, Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5152).

   *(4)a -- Mortgage and Deed of Trust dated as of January 9, 1989, between the Company and Morgan Guaranty Trust Company of New York (The Chase Manhattan Bank, successor), Trustee, as supplemented and modified by twelve Supplemental Indentures (Exhibit 4-E, Form 8-B, File No. 1-5152; Exhibit (4)(b), File No. 33-31861; Exhibit
              (4)(a), Form 8-K dated January 9, 1990, File No. 1-5152; Exhibit 4(a), Form 8-K dated September 11, 1991, File No. 1-5152; Exhibit 4(a), Form 8-K dated January 7, 1992, File No. 1-5152; Exhibit 4(a), Form 10-Q for the quarter ended March 31, 1992, File No. 1-5152; and Exhibit 4(a), Form 10-Q for the quarter ended September 30, 1992, File No. 1-5152; Exhibit 4(a), Form 8-K dated April 1, 1993, File No. 1-5152; Exhibit 4(a), Form

              10-Q for the quarter ended September 30, 1993, File No. 1-5152);
              Exhibit 4(a), Form 10-Q for the quarter ended June 30, 1994, File No. 1-5152; Exhibit (4)b, Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5152; and Exhibit (4)b, Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5152).

    (4)b -- Twelfth Supplemental Indenture dated as of September 1, 1996 to the Mortgage and Deed of Trust dated as of January 9, 1989 between the Company and Morgan Guaranty Trust Company of New York (The Chase Manhattan Bank, successor), Trustee.

   *(4)c -- Third Restated Articles of Incorporation and Bylaws. See (3)a and (3)b above.

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

 *+(10)c --   Pacific Telecom, Inc. Executive Bonus Plan, dated October 26,
              1990 (Exhibit 10B, Form 10-K for the fiscal year ended December
              31, 1990, File No. 0-873).

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

  +(10)h --   PacifiCorp Supplemental Executive Retirement Plan, as amended.

 *+(10)i --   Pacific Telecom, Inc. Executive Deferred Compensation Plan dated as of January 1, 1994, as amended (Exhibit 10L, Form 10-K for the year ended December 31, 1994, File No. 0-873).

 *+(10)j --   Pacific Telecom, Inc. Executive Officer Severance Plan (Exhibit
              10N, Form 10-K for the year ended December 31, 1994, File No.
              0-873).

 *+(10)k --   Incentive Compensation Agreement dated as of February 1, 1994 between PacifiCorp and Frederick W. Buckman (Exhibit (10)k, Form
              10-K for the fiscal year ended December 31, 1993, File No.
              1-5152).

 *+(10)l --   Compensation Agreement dated as of February 9, 1994 between
              PacifiCorp and Keith R. McKennon (Exhibit (10)m, Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5152).

 *+(10)m --   Amendment No. 1 to Compensation Agreement between PacifiCorp and
              Keith R. McKennon dated as of February 9, 1995. (Exhibit (10)r,
              Form 10-K for the fiscal year ended December 31, 1994, File No.
              1-5152).

  +(10)n --   PacifiCorp Stock Incentive Plan dated August 14, 1996, as
              amended.

  +(10)o --   Form of Restricted Stock Agreement under PacifiCorp Stock
              Incentive Plan.

  +(10)p --   PacifiCorp Executive Severance Plan.

  *(10)q --   Short-Term Surplus Firm Capacity Sale Agreement executed July 9,
              1992 by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Pacific
              Power & Light Company (Exhibit (10)n, Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5152).

  *(10)r --   Restated Surplus Firm Capacity Sale Agreement executed
              September 27, 1994 by the United States of America Department of
              Energy acting by and through the Bonneville Power Administration and Pacific Power & Light Company. (Exhibit (10)t, Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5152).

   (12)a -- Statements of Computation of Ratio of Earnings to Fixed Charges. (See page S-1.)

   (12)b -- Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. (See page S-2.)

   (13) -- Portions of Annual Report to Shareholders of the Registrant for the year ended December 31, 1996 incorporated by reference herein.

   (21) --    Subsidiaries. (See pages S-3 and S-4.)

   (23) -- Consent of Deloitte & Touche LLP with respect to Annual Report on Form 10-K.

   (24) --    Powers of Attorney.

   (27) --    Financial Data Schedule (filed electronically only).

   (99) -- "Item 1. Business" and "Item 2. Properties" from the Annual Report on Form 10-K of Pacific Telecom, Inc. for the year ended December 31, 1996.
-----------
*Incorporated herein by reference.
+This exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    On Form 8-K dated February 12, 1997, under "Item 5. Other Events," the Company filed a press release reporting the Utah Division of Public Utilities and Committee of Consumer Services filed a joint petition with the Utah Public Services Commission ("PSC") requesting the PSC to commence proceedings to establish new rates for the Company's Utah customers. The Company also filed a press release reporting financial results for the three and twelve months ended December 31, 1996.

    On Form 8-K dated March 12, 1997, under "Item 5. Other Events," the Company filed a press release reporting the proposed acquisition of a natural gas gathering, processing, storage and marketing company based in Houston, Texas.

(c) See (a) 3. above.

(d) See (a) 2. above.

                                      SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       PacifiCorp

                                              /s/FREDERICK W. BUCKMAN
                                       By_________________________________
                                                 Frederick W. Buckman
                                                     (PRESIDENT)

Date:  March 20, 1997

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


             SIGNATURE                        TITLE                 DATE
             ---------                        -----                 ----

        /s/FREDERICK W. BUCKMAN        President, Chief         March 20, 1997
-----------------------------------      Executive Officer
           Frederick W. Buckman          and Director
               (President)


        /s/RICHARD T. O'BRIEN          Senior Vice President    March 20, 1997
-----------------------------------    (Chief Financial
           Richard T. O'Brien           Officer and Principal
         (Senior Vice President)        Accounting Officer)


        *W. CHARLES ARMSTRONG          )
-----------------------------------    )
         W. Charles Armstrong          )
                                       )
                                       )
        *KATHRYN A. BRAUN              )
-----------------------------------    )
         Kathryn A. Braun              )
                                       )
                                       ) Director               March 20, 1997
        *C. TODD CONOVER               )
-----------------------------------    )
         C. Todd Conover               )
                                       )
                                       )
        *NOLAN E. KARRAS               )
-----------------------------------    )
         Nolan E. Karras               )

                                              TITLE                 DATE
                                              -----                 ----

        *KEITH R. MCKENNON             )
-----------------------------------    )
         Keith R. McKennon             )
            (Chairman)                 )
                                       )
                                       )
        *ROBERT G. MILLER              )
-----------------------------------    )
         Robert G. Miller              )
                                       )
                                       )
        *ALAN K. SIMPSON               )
-----------------------------------    )
         Alan K. Simpson               )
                                       )
                                       )
        *VERL R. TOPHAM                )
-----------------------------------    )  Director              March 20, 1997
         Verl R. Topham                )
                                       )
                                       )
        *DON M. WHEELER                )
-----------------------------------    )
         Don M. Wheeler                )
                                       )
                                       )
        *NANCY WILGENBUSCH             )
-----------------------------------    )
         Nancy Wilgenbusch             )
                                       )
                                       )
        *PETER I. WOLD                 )
-----------------------------------    )
         Peter I. Wold                 )


   *By/s/NANCY WILGENBUSCH
-----------------------------------
         Nancy Wilgenbusch
        (Attorney-in-Fact)