Form 10-Q
period 1997-03-31
PACIFICORP /OR/
filed 1997-05-14
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               ______________

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


     YES   X       NO
         _____        _____


At April 30, 1997, there were 295,659,516 shares of registrant's common stock outstanding.

                                  PACIFICORP


                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Statements of Cash Flows             3

               Condensed Consolidated Balance Sheets                       4

               Notes to Condensed Consolidated Financial Statements        6

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8


PART II.       OTHER INFORMATION                                          19

  Item 1.      Legal Proceedings                                          19

  Item 6.      Exhibits and Reports on Form 8-K                           19


Signature                                                                 20

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                  PACIFICORP
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Millions of Dollars, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ______________________
                                                      1997            1996
                                                     ______          ______

REVENUES                                            $1,169.8        $1,005.7
                                                     _______         _______

EXPENSES
  Operations                                           538.5           386.7
  Maintenance                                           74.7            71.8
  Administrative and general                            85.6            74.1
  Depreciation and amortization                        137.0           128.6
  Taxes, other than income taxes                        32.4            32.2
                                                     _______         _______
  TOTAL                                                868.2           693.4
                                                     _______         _______

INCOME FROM OPERATIONS                                 301.6           312.3
                                                     _______         _______

INTEREST EXPENSE AND OTHER
  Interest expense                                     117.0           117.6
  Interest capitalized                                  (2.9)           (3.2)
  Other income - net                                    (2.5)           (6.9)
                                                     _______         _______
  TOTAL                                                111.6           107.5
                                                     _______         _______
Income before income taxes                             190.0           204.8
Income taxes                                            69.0            74.9
                                                     _______         _______

NET INCOME                                             121.0           129.9

RETAINED EARNINGS BEGINNING OF PERIOD                  782.8           632.4
Cash dividends declared
  Preferred stock                                       (5.6)           (9.1)
  Common stock per share: 1997 and
    1996/$.27                                          (79.8)          (79.0)
                                                     _______         _______
RETAINED EARNINGS END OF PERIOD                     $  818.4        $  674.2
                                                     =======         =======

EARNINGS ON COMMON STOCK (Net income
  less preferred dividend requirement               $  114.9        $  120.9
Average number of common shares
  outstanding (Thousands)                            295,393         286,490

EARNINGS PER COMMON SHARE                           $    .39        $    .42

     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ______________________
                                                      1997            1996
                                                     ______          ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 121.0          $ 129.9
  Adjustments to reconcile net income
    to net cash provided by operating
    activities

    Depreciation and amortization                     142.2            133.6
    Deferred income taxes and investment tax
      credits - net                                     7.4             14.2
    Other                                               7.9             26.0
    Accounts receivable and prepayments               101.4              5.2
    Materials, supplies, fuel stock and
      inventory                                           -             (3.2)
    Accounts payable and accrued liabilities          (70.0)            60.6
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             309.9            366.3
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (143.6)          (136.0)
  Investments in and advances to
    affiliated companies - net                        (19.0)            (4.2)
  Assets acquired                                      (4.6)            (7.5)
  Proceeds from sales of finance assets
    and principal payments                             26.7             38.4
  Other                                                18.2              7.5
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (122.3)          (101.8)
                                                     ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                            6.8           (506.0)
  Proceeds from long-term debt                         12.3            251.1
  Proceeds from issuance of common stock               10.5            183.0
  Dividends paid                                      (85.2)           (85.8)
  Repayments of long-term debt and capital
    lease obligations                                 (92.5)           (64.3)
  Redemptions of capital stock                         (3.0)             (.5)
  Other                                               (28.8)           (43.2)
                                                     ______           ______

NET CASH USED IN FINANCING ACTIVITIES                (179.9)          (265.7)
                                                     ______           ______

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        7.7             (1.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       17.8             22.2
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  25.5          $  21.0
                                                     ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for
    Interest (net of amount capitalized)            $ 193.1          $ 146.9
    Income taxes                                       (1.3)            17.9

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                     March 31,      December 31,
                                                       1997             1996
                                                     _________      ____________

CURRENT ASSETS
  Cash and cash equivalents                          $    25.5        $    17.8
  Accounts receivable less allowance
    for doubtful accounts: 1997/$8.7
    and 1996/$8.6                                        622.7            718.6
  Materials, supplies and fuel stock at
    average cost                                         188.9            188.7
  Inventory                                               50.4             55.2
  Other                                                   67.2             78.2
                                                      ________         ________
  TOTAL CURRENT ASSETS                                   954.7          1,058.5

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                        11,788.4         11,698.8
  Australian Electric Operations                       1,359.7          1,361.9
  Telecommunications                                   1,688.0          1,670.0
  Other Operations                                        69.4             68.8
  Accumulated depreciation and amortization           (4,699.6)        (4,583.8)
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET           10,205.9         10,215.7

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            350.3            358.9
  Intangible assets - net                                864.3            870.5
  Regulatory assets - net                              1,014.5          1,017.4
  Finance note receivable                                214.0            214.6
  Finance assets - net                                   425.7            425.6
  Real estate investments                                218.1            217.0
  Deferred charges and other                             257.2            256.3
                                                      ________         ________
  TOTAL OTHER ASSETS                                   3,344.1          3,360.3
                                                      ________         ________

TOTAL ASSETS                                         $14,504.7        $14,634.5
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     March 31,      December 31,
                                                       1997             1996
                                                     _________      ____________

CURRENT LIABILITIES
  Long-term debt currently maturing                  $   263.6        $   235.6
  Notes payable and commercial paper                     708.3            701.5
  Accounts payable                                       330.2            469.7
  Taxes, interest and dividends payable                  381.2            303.5
  Customer deposits and other                            165.0            152.6
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,848.3          1,862.9

DEFERRED CREDITS
  Income taxes                                         1,946.7          1,953.1
  Investment tax credits                                 146.1            148.4
  Other                                                  729.2            758.9
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,822.0          2,860.4

MINORITY INTEREST                                         33.0             31.9

LONG-TERM DEBT                                         5,205.8          5,323.8

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES            209.7            209.7

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          175.0            178.0

PREFERRED STOCK                                          135.5            135.5

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1997/295,638,426
    and 1996/295,139,753                               3,247.6          3,236.8
  Retained earnings                                      818.4            782.8
  Cumulative currency translation adjustment               9.4             12.7
                                                      ________         ________
  TOTAL COMMON EQUITY                                  4,075.4          4,032.3
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES (See Note 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $14,504.7        $14,634.5
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 1997


 1.  FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of March 31, 1997 and December 31, 1996 and for the periods ended March 31, 1997 and 1996, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1996 Annual Report on Form 10-K.

     The condensed consolidated financial statements of the Company include its integrated domestic electric utility operating divisions of Pacific Power and Utah Power and its wholly owned and majority owned subsidiaries. Major subsidiaries, all of which are wholly owned, are: PacifiCorp Holdings, Inc. ("Holdings"), which holds all of the Company's nonintegrated electric utility investments, including Powercor Australia Limited ("Powercor"), an Australian electricity distributor; Pacific Telecom, Inc. ("PTI"), a telecommunications operation, and PacifiCorp Financial Services, Inc., a financial services business. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated.

     Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

     Certain amounts from the prior period have been reclassified to conform with the 1997 method of presentation. These reclassifications had no effect on previously reported consolidated net income.

 2.  CONTINGENT LIABILITIES

     The Company is subject to numerous environmental laws including: the Federal Clean Air Act, as enforced by the Environmental Protection Agency and various state agencies; the 1990 Clean Air Act Amendments; the Endangered Species Act as it relates to certain potentially endangered species of salmon; the Comprehensive Environmental Response, Compensation and Liability Act, relating to environmental cleanups; along with the Federal Resource Conservation and Recovery Act and the Clean Water Act relating to water quality. These laws could potentially impact future operations. For those contingencies identified at December 31, 1996, principally the Superfund sites where the Company has been or may be designated as a potentially responsible party and Clean Air Act matters, future costs associated with the disposition of these matters are not expected to be material to the Company's consolidated financial statements.

     The Company's mining operations are subject to reclamation and closure requirements. The Company monitors these requirements and periodically revises its cost estimates to meet existing legal and regulatory requirements of the various jurisdictions in which it operates. Costs for reclamation are accrued using the units-of-production method such that estimated final mine reclamation and closure costs are fully accrued at completion of mining activities. This is consistent with industry practices, and the Company believes that it has adequately provided for its reclamation obligations.

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

     The Company's 1991, 1992 and 1993 federal income tax returns are currently under examination by the Internal Revenue Service (the "IRS"). The Company has received an examination report for 1989 and 1990 proposing adjustments that would increase income tax by $11 million. The Company filed a protest of certain proposed adjustments on July 30, 1996 and is currently holding discussions with the Appeals Division of the IRS.

 3.  NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS 128 changes the standards for computing and presenting earnings per share ("EPS"). The statement is effective for periods ending after December 15, 1997 and requires reinstatement of all prior periods. The adoption of SFAS 128 will have no effect on the current calculation of EPS or previously reported EPS.

 Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS


This report includes forward-looking statements that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company and its subsidiaries, including the factors identified in the Company's 1996 Annual Report on Form 10-K. Such forward-looking statements should be considered in light of those factors.

                                         First Quarter          Percentage
                                        ________________         Increase/
                                        1997        1996        (Decrease)
                                        ____        ____        __________
                                      (Dollars in Millions)

Earnings contribution
  on common stock (1)
    Domestic Electric Operations       $ 74.6      $ 86.3          (14)%
    Australian Electric Operations       21.0        10.8           94
    Telecommunications                   18.3        15.9           15
    Other Operations                      1.0         7.9          (87)
                                        _____       _____
          Total                        $114.9      $120.9           (5)
                                        =====       =====

Earnings per common share              $  .39      $  .42           (7)

(1) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other Operations; (c) amounts are net of preferred dividend requirements and minority interest.


Comparison of the first quarters of 1997 and 1996
_________________________________________________

Earnings on common stock of PacifiCorp and its consolidated subsidiaries declined $6 million, or $0.03 per share. The decline in earnings was primarily the result of higher power costs attributable to the Company's Hermiston generating plant and reduced industrial revenues at the Company's Domestic Electric Operations.

Domestic Electric Operations earnings contribution declined $12 million, or 14%. Increased power costs and reduced industrial revenues drove the decline in earnings. The decline in industrial revenues was the result of lower prices and volumes and nonrecurring billing adjustments. Despite the earnings decline, Domestic Electric Operations experienced growth of 3% in the average number of retail customers. Additionally, the wholesale electric business grew substantially, with an 81% increase in sales volumes.

PacifiCorp's 1997 revenues will be negatively impacted by approximately $9 million as the result of a rate reduction in the Company's Utah jurisdiction. The rate reduction was implemented on April 15, 1997.

Earnings from Australian Electric Operations increased $10 million in the quarter, on the strength of a $12 million increase in earnings of Powercor, the Company's Australian electricity and marketing company. Accelerated amortization of deferred credits associated with certain commercial and industrial customer contracts added $6 million, or $0.02 per share in 1997. Powercor experienced 30% load growth, mainly from the contestable customer market, and reductions in generator energy prices for the contestable customer market. Contestable customers are those customers that are able to choose their electricity supplier. Powercor has established itself as a market leader and currently serves 43% of the contestable market within the state of Victoria.

Pacific Telecom, Inc., the Company's telecommunications subsidiary, contributed $18 million to earnings in the first quarter of 1997, an increase of $2 million compared to 1996. Internal customer access line growth of 6% and increased sales of enhanced services accounted for the increase.

Earnings from Other Operations declined $7 million in the quarter. First quarter 1996 results included gains on sales of financial assets totaling $5 million, or $0.02 per share. Revenues from Other Operations increased $39 million due to the commencement of operations at PacifiCorp Power Marketing, Inc. ("PPM"). PPM is engaged in wholesale power trading in the eastern energy markets. Operating expenses for Other Operations increased $41 million to $55 million. Costs of purchased power for PPM's wholesale trading increased operating expenses $38 million.

                             RESULTS OF OPERATIONS

Domestic Electric Operations

                                         First Quarter          Percentage
                                        ________________         Increase/
                                        1997        1996        (Decrease)
                                        ____        ____        __________
                                      (Dollars in Millions)

Revenues
  Residential                          $233.1      $227.0           3%
  Commercial                            150.2       151.0           (1)
  Industrial                            155.0       165.7           (6)
  Other                                   7.8         7.6            3
                                        _____       _____
    Retail sales                        546.1       551.3           (1)
  Wholesale sales                       229.7       140.3           64
  Other                                  17.4        13.0           34
                                        _____       _____
      Total                             793.2       704.6           13
Operating expenses                      596.5       484.9           23
                                        _____       _____
Income from operations                  196.7       219.7          (10)
Interest expense                         74.9        74.1            1
Minority interest and other              (8.1)       (7.7)          (5)
Income taxes                             49.2        58.0          (15)
                                        _____       _____
Net income                               80.7        95.3          (15)
Preferred dividend requirement            6.1         9.0          (32)
                                        _____       _____
Earnings contribution                  $ 74.6      $ 86.3          (14)
                                        =====       =====

Energy sales (millions of kWh)
  Residential                           3,827       3,771            1
  Commercial                            2,784       2,784            -
  Industrial                            4,745       4,774           (1)
  Other                                   169         151           12
                                       ______      ______
    Retail sales                       11,525      11,480            -
  Wholesale sales                      10,240       5,673           81
                                       ______      ______
      Total                            21,765      17,153           27
                                       ======      ======

Residential average usage (kWh)         3,187       3,219           (1)
Total customers (end of period)     1,410,212   1,372,996            3

Comparison of the first quarters of 1997 and 1996
_________________________________________________

Revenues

Domestic Electric Operations revenues rose $89 million, or 13%, to $793 million during the first quarter of 1997 as a result of an $89 million increase in wholesale revenues. Total retail revenues declined $5 million, or 1%. The decline in retail revenues was attributable to lower prices and revenue adjustments in the industrial customer segment.

Increased power marketing activity led to an increase in wholesale kWh volumes of 81% and an increase in wholesale revenues of 64% or $89 million. Increased short-term firm and spot market volumes made up most of the increase. They added $69 million to revenues and increased long-term firm sales volumes added

$7 million. The increase in short-term firm and spot market sales volumes resulted in an overall decrease in the average price per kWh for wholesale sales.

Residential revenues increased $6 million, or 3%, and associated energy volumes increased 1%. Growth in the average number of residential customers of 3% added $5 million to revenues, while price increases in the Company's Oregon and Wyoming jurisdictions, effective in July 1996, added $6 million. These increases were offset in part by decreased usage per customer and lower effective prices due to changes in customer mix.

Commercial revenues were down $1 million, or 1%, on energy sales volumes that approximated 1996 levels. Growth in the average number of commercial customers of 4% added $6 million to revenues, while price increases in Oregon and Wyoming added $2 million. These increases were offset in part by decreased usage per customer and lower effective sales prices and load factors due to changes in customer mix.

Industrial revenues declined $11 million, or 6%. Energy sales volumes decreased 1%. Billing adjustments for certain customers reduced revenues by $6 million and price renegotiations for certain industrial customers reduced revenues $3 million. Reduced energy volumes taken under special contracts by oil and gas and chemical customers in Wyoming decreased revenues $3 million.

On February 12, 1997, the Division of Public Utilities and Committee of Consumer Service in Utah filed a joint petition with the Utah Public Service Commission (the "PSC") requesting the Commission to commence proceedings to establish new rates for Utah customers. The petitioners requested an immediate hearing on a $12 million interim rate reduction and a subsequent general rate case, which the petitioners allege could result in rates being reduced as much as $54 million. On March 4, 1997, the Utah Legislature passed a bill which creates a legislative task force to study stranded cost issues and the timing of customer choice. The bill freezes rates in Utah at January 31, 1997 levels until 60 days following the conclusion of the 1998 legislative general session. The PSC is precluded from holding any hearings on rate changes during the freeze period. The Company agreed to an interim price decrease to Utah customers of $12.4 million annually on April 15, 1997. Depending on actions taken by the Utah Legislature, the PSC could hold rate hearings after the freeze period expires in 1998, with any price change retroactively effective to the date of the rate case petition.

A settlement has been proposed by the Bonneville Power Administration ("BPA") for its remaining obligation to the Company under the Residential Purchase and Sales Agreement ("RPSA"). Under the settlement, the BPA will pay the Company a total of $61.8 million through June 30, 2001, when the current RPSA expires. Payments include $47.7 million for the Company's Idaho jurisdiction and $14.1 million for the Oregon jurisdiction. The settlement is intended to mitigate the effect of reduced exchange benefits received by the Company's residential and small farm customers. As a result of the settlement, the Company reduced prices for Idaho irrigation customers by 8% effective May 1, 1997. The proposed settlement has been noticed for public comment and, contingent upon BPA's review of the comments received, is expected to be finalized in May 1997.

Operating Expenses

Purchased power expense increased $81 million in 1997, or 66%, to $204 million. Short-term firm and spot market energy purchases were up $56 million, or 3.7 million mWh, more than doubling the amount of purchases in 1996. Short-term firm and spot market purchase prices averaged $14 per mWh in 1997 versus $9 per mWh in 1996. The higher prices added $13 million to costs. New long-term firm purchased power contracts, primarily the contract relating to the Hermiston plant, net of existing purchase contract expirations, added $8 million to purchased power costs.

Fuel expense for the quarter was up $15 million, or 14%, to $117 million. Thermal generation was up 9% to 12 million mWh, adding $10 million to fuel cost. The cost per mWh of generation rose 4%, reflecting increased generation at higher cost generating units, including the Hermiston plant. Hydroelectric generation increased approximately 6%.

Net power costs in the quarter were $7.98 per mWh, compared to $7.53 per mWh in the first quarter of 1996, a 6% increase. Net power cost represents the net cost to serve the Company's domestic retail customers on a mWh basis.
This is measured by the sum of fuel, purchased power and wheeling expense, less wholesale power and wheeling revenues. The increase in net power cost was attributable in part to the increase in power purchases at higher costs to meet increased demand during the period, along with fuel and purchased power costs from the Hermiston plant.

Other operations and maintenance expense increased $6 million, or 5%, to $114 million. Included in the increase was approximately $2 million of costs associated with storm damage in the fourth quarter of 1996, $1 million in increased operating expense from the Hermiston plant and $1 million of increased expenses associated with the timing of plant maintenance.

Administrative and general expenses increased $5 million, or 12%, to $46 million. Included in the increase is $2 million in amortization of deferred regulatory costs for post retirement benefits, recovered through revenue in the Oregon and Wyoming price increases, and $3 million in increased outside services, primarily for information system programming and maintenance.

Depreciation and amortization expense increased $5 million, or 6%, to $89 million. The addition of the Hermiston plant and the Company's new customer service system added $4 million to depreciation in the quarter.

Other Income and Expense

Minority interest expense increased $4 million due to the issuance in June 1996 of Company obligated preferred securities of a wholly owned subsidiary trust. Other income increased $3 million due to sales of sulfur dioxide emission allowances in 1997. Income tax expense declined $9 million, or 15%, due to the lower level of pre-tax income.

Preferred dividend requirements declined $3 million due to the redemption of preferred stock in July 1996.

Australian Electric Operations
______________________________


                                         First Quarter
                                        ________________        Percentage
                                        1997        1996         Increase/
                                        ____        ____        (Decrease)
                                      (Dollars in Millions)     __________

Powercor Earnings Contribution
  Revenues
    Residential                        $ 58.5      $ 50.2          17%
    Commercial                           49.3        32.8           50
    Industrial                           57.9        54.2            7
                                        _____       _____
    Retail sales                        165.7       137.2           21
    Other                                17.7         6.2            *
                                        _____       _____
        Total                           183.4       143.4           28
  Operating expenses                    128.5       107.2           20
                                        _____       _____
  Income from operations                 54.9        36.2           52
  Interest expense                       18.3        18.5           (1)
  Income taxes                           13.6         6.9           97
                                        _____       _____
  Earnings contribution                $ 23.0      $ 10.8          113
                                        =====       =====

Hazelwood Earnings Contribution (a)    $ (2.0)     $    -            *
                                        =====       =====

  Energy sales (millions of kWh)
    Residential                           608         572            6
    Commercial                            662         383           73
    Industrial                          1,150         905           27
                                        _____       _____
        Total                           2,420       1,860           30
                                        =====       =====

*Not a meaningful number.
(a) Acquired September 13, 1996.

Powercor obtains most of its required electricity through a state-wide generation pool. Pool prices vary depending on certain conditions, including weather, economic growth and other factors influencing supply and demand for electric power. Powercor has hedged its pool price exposure with a number of vesting contracts. Prices under the contracts are lower in the Australian summer months because demand is lowest, resulting in higher profit margins for Powercor in the first and fourth calendar quarters.

Comparison of the first quarters of 1997 and 1996
_________________________________________________

Revenues

Powercor's retail sales revenues increased $29 million, or 21%, to $166 million. The increase was attributable to increased energy sales volumes of 560 million kWh, or 30%.

Energy volumes to contestable customers outside Powercor's franchise area were up 526 million kWh and added $23 million to revenues. This increase was offset in part by reduced revenue of $3 million for other commercial and industrial customers on a 3% decline in average sales prices for these customers.

Residential revenue for franchise customers increased $8 million. Growth in the average number of customers of 1% and energy volume increases of 6%, due to unseasonably warm temperatures, added $4 million to residential revenue, while increases in average sales prices added $4 million.

Other revenues increased $12 million, largely as a result of $9 million from the accelerated amortization of deferred credits associated with Tariff H customers. The deferred credits were recorded at the time Powercor was acquired. During deregulation of the Victorian electricity market, a number of large commercial and industrial customers, referred to as Tariff H customers, were given the option to remain franchise customers to the year 2000, at favorable rates, in order to protect them from cost/price uncertainty in the contestable marketplace. As a result of decreases in market rates, Powercor was able to move some Tariff H customers contracts to market-based contracts. The change to market-based contracts will add an estimated
$3 million annually through the year 2000 to cash flows from operating activities.

Operating Expenses

Purchased power expense increased $9 million, or 15%, in the quarter to $69 million due to the increased demand for electricity. Purchase prices averaged $28 per mWh in the quarter versus $33 last year.

Other operating expenses increased $11 million, or 35%, to $42 million. Increased sales to contestable customers outside the Powercor's service area resulted in a $6 million increase in network fees. Additionally, the timing of labor and material costs added $4 million to expenses.

Hazelwood

In the first quarter of 1997, the Company recorded a $2 million loss on its equity investment in the Hazelwood power station. Hazelwood sells its generation output through a statewide generation pool and under bilateral contracts directly to Victorian distribution companies. Pool and contract prices vary depending on certain conditions, including weather, economic growth and other factors influencing supply and demand for electric power. Power prices are lowest in the Australian summer months because demand is lowest, which generally is expected to result in lower profit margins for Hazelwood during the first and fourth calendar quarters.

The refurbishment of units 7 and 8 at Hazelwood continues on schedule. The refurbishment of unit 8 is scheduled for completion later this year, while unit 7 is expected to be completed early in 1998. The Company expects to make equity contributions for its share of the refurbishment of the plants, which are estimated to be $26 million in 1997 and $9 million in 1998.

Telecommunications
__________________

                                          First Quarter         Percentage
                                        ________________         Increase/
                                        1997        1996        (Decrease)
                                        ____        ____        __________
                                      (Dollars in Millions)

Revenues
  Local network service                $ 36.7      $ 33.2          11%
  Network access service                 63.6        63.5            -
  Cellular and other                     27.7        25.6            8
                                        _____       _____
     Total                              128.0       122.3            5
Operating expenses                       87.8        86.9            1
                                        _____       _____
Income from operations                   40.2        35.4           14
Interest expense                         10.5        10.1            4
Other income - net                       (1.5)        (.8)         (88)
Income taxes                             12.9        10.2           26
                                        _____       _____
Earnings contribution                  $ 18.3      $ 15.9           15
                                        =====       =====

Telephone access lines (end
  of period)                          566,383     536,548            6

*Not a meaningful number.

As described under "Disposition" below, PTI has signed a letter of intent to dispose of its cellular operations, other than those located in Alaska.

Comparison of the first quarters of 1997 and 1996.
_________________________________________________

Revenues

PTI's revenues increased $6 million, or 5%. Growth of 6% in local exchange access lines and enhanced service revenue growth contributed to increased revenues in the quarter.

Operating Expenses

Depreciation expense increased $1 million, or 5%, due to increased local exchange company plant balances.

Other Income and Expense

Interest expense for the quarter was $11 million, approximating 1996 levels. Income taxes totaled $13 million in 1997, a $3 million increase from the prior year.

FINANCIAL CONDITION -

     For the three months ended March 31, 1997:

OPERATING ACTIVITIES

     Net cash flows of $310 million were provided by operating activities during the period compared to $366 million in the first quarter of 1996. The decrease in cash flows from operating activities was primarily attributable to increased working capital requirements at Domestic Electric Operations in 1997.

INVESTING ACTIVITIES

     Capital spending totaled $167 million in 1997 compared with $148 million in 1996. Investments in unregulated businesses totaled $20 million in the first quarter of 1997 compared to $3 million in 1996.

Acquisitions and Planned Expansion--

     Holdings and Big Rivers Electric Corporation ("Big Rivers"), a generation and transmission cooperative based in Henderson, Kentucky, signed an agreement during 1996 providing for a subsidiary of Holdings to operate and manage Big Rivers' power plants under a 25-year operating agreement for annual payments of approximately $30 million. Big Rivers filed for bankruptcy in September 1996. In February 1997, the bankruptcy judge opened the Big Rivers facilities to auction. On March 19, 1997, the bankruptcy court accepted a bid from LG&E Energy Corp. ("LG&E") for Big Rivers facilities. On May 8, 1997, Holdings submitted a new proposal to Big Rivers intended to add value in excess of the value of LG&E's bid. The outcome of these matters is uncertain.

     On April 15, 1997, Holdings, through a subsidiary, acquired all of the outstanding shares of common stock of TPC Corporation ("TPC"), a natural gas gathering, processing, storage and marketing company based in Houston, Texas, for approximately $265 million in cash and assumed debt of approximately
$140 million. Following completion of a tender offer, TPC became a wholly owned subsidiary of Holdings through a cash merger at the same price. This transaction was funded with a capital contribution from PacifiCorp.

     PTI has definitive agreements with US WEST Communications, Inc., GTE North Incorporated and the City of Fairbanks to purchase certain telephone assets or operations in Minnesota, Michigan and Alaska for approximately $248 million in cash, which includes approximately $20 million of cash to be acquired in the acquisitions. These acquisitions are subject to regulatory approval and are expected to close in 1997. In addition, PTI has letters of intent to acquire telephone operations representing 4,300 access lines for $22 million. PTI expects to fund these acquisitions through the issuance of external debt, internally generated funds and proceeds from the sale of cellular investments.

Disposition--

     On April 11, 1997, PTI signed a letter of intent with Century Telephone Enterprises to exchange the stock of its wholly owned subsidiary, Pacific Telecom Cellular, Inc., for $164 million in cash and local exchange properties representing more than 18,000 of Century's telephone access lines in Arizona, Colorado, Idaho and New Mexico. PTI's ownership interest in its Alaskan cellular markets are not included as part of this transaction. Subject to satisfaction of certain conditions and approvals, the transaction is expected to close before the end of the year.

CAPITALIZATION

     At March 31, 1997, the Company had approximately $700 million of commercial paper and bank borrowings outstanding at an average weighted rate of 5.5%. These borrowings are supported by $700 million of revolving credit agreements. At March 31, 1997, the consolidated subsidiaries had access to $2 billion of short-term funds through committed bank revolving credit agreements. Subsidiaries had $128 million of commercial paper outstanding at March 31, 1997, as well as borrowings of $1.1 billion under bank revolving credit facilities. At March 31, 1997, the Companies had $1.2 billion of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.
______________________________________________________________________________

     The condensed consolidated financial statements as of March 31, 1997 and December 31, 1996 and for the three-month periods ended March 31, 1997 and 1996 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1996, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997 (March 11, 1997 as to Note
15) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

April 21, 1997

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          A tentative settlement has been reached with respect to the Notice of Violation issued by the Air Quality Division of the Wyoming Department of Environmental Quality concerning violations of SO2 emission limits during 1994 at Jim Bridger Unit No. 4. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Under the terms of the tentative settlement, the Company would pay civil penalties of approximately $38,000, with one half of that amount being contributed to a local environmental project. The terms of the tentative settlement will be contained in a consent decree that will be subject to public comment and require court approval.

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

          Exhibit 27(a): Financial Data Schedule for the quarter ended March 31, 1997 (filed electronically only).

          Exhibit 27(b)- 27(j): Restated Financial Data Schedule for the years and quarters ended December 31, 1996-December 31, 1994 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K dated March 12, 1997, under Item 5. "Other Events," the Company filed its news release relating to a proposed acquisition of TPC Corporation, a natural gas gathering, processing, storage and marketing company based in Houston, Texas.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date       May 14, 1997            By      RICHARD T. O'BRIEN
     ________________________         ________________________________________
                                           Richard T. O'Brien
                                           Senior Vice President
                                           (Chief Financial Officer)

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

          Exhibit 27:  Financial Data Schedule for the quarter
          ended March 31, 1997 (filed electronically only).