Form 10-K/A
period 1995-12-31
PACIFICORP /OR/
filed 1997-06-26
CIK 75594

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

   (99)b -- Annual Report on Form 11-K of the Utah Power & Light Company Employee Savings and Stock Purchase Plan of PacifiCorp for the fiscal year ended December 31, 1996.

   (99)c -- Annual Report on Form 11-K of the PacifiCorp K Plus Employee Savings Plan for the fiscal year ended December 31, 1996.
-----------
*Incorporated herein by reference.

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

                                        PacifiCorp


                                        By  WILLIAM E. PERESSINI
                                          _________________________________
                                            William E. Peressini
                                            VICE PRESIDENT AND TREASURER

Date:  June 25, 1997

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION                                                PAGE
_______        ___________                                                ____

(23)b          Consent of Independent Public Accountants for the
               UP&L Form 11-K (filed electronically)

(23)c          Consent of Independent Public Accountants for the
               K Plus Form 11-K (filed electronically)

(99)b          Annual Report on Form 11-K of the Utah Power &
               Light Company Employee Savings and Stock Purchase
               Plan of PacifiCorp for the fiscal year ended
               December 31, 1996 (filed electronically)

(99)c          Annual Report on Form 11-K of the PacifiCorp
               K Plus Employee Savings Plan for the fiscal year ended December 31, 1996 (filed electronically)