Form 10-Q
period 1997-06-30
PACIFICORP /OR/
filed 1997-08-12
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               _____________

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


     YES   X       NO
         _____        _____


At July 31, 1997, there were 296,162,794 shares of registrant's common stock outstanding.

                                  PACIFICORP


                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Statements of Cash Flows             3

               Condensed Consolidated Balance Sheets                       4

               Notes to Condensed Consolidated Financial Statements        6

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10


PART II.       OTHER INFORMATION                                          29

  Item 1.      Legal Proceedings                                          29

  Item 4.      Submission of Matters to a Vote of Security Holders        29

  Item 6.      Exhibits and Reports on Form 8-K                           30


Signature                                                                 31

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                         Three Months Ended      Six Months Ended
                                              June 30,                June 30,
                                         __________________      _________________
                                          1997        1996        1997       1996
                                         ______      ______      ______     ______

REVENUES                                $1,220.1    $  856.6    $2,261.9   $1,740.0
                                         _______     _______     _______    _______

EXPENSES
  Operations                               714.3       378.7     1,236.0      747.7
  Maintenance                               61.7        59.9       114.7      109.7
  Administrative and general                81.1        67.1       150.1      125.1
  Depreciation and amortization            114.7       105.0       224.0      207.3
  Taxes, other than income taxes            26.4        27.4        53.8       54.8
                                         _______     _______     _______    _______
  TOTAL                                    998.2       638.1       1,778.6  1,244.6
                                         _______     _______     _______    _______

INCOME FROM OPERATIONS                     221.9       218.5       483.3      495.4
                                         _______     _______     _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                         113.2        98.4       219.7      205.9
  Interest capitalized                      (3.3)       (3.4)       (6.2)      (6.5)
  Other income - net                        (4.3)        3.2        (5.3)      (3.0)
                                         _______     _______     _______    _______
  TOTAL                                    105.6        98.2       208.2      196.4
                                         _______     _______     _______    _______

Income from continuing operations
  before income taxes                      116.3       120.3       275.1      299.0
Income tax expense                          40.6        39.0        96.7      103.7
                                         _______     _______     _______    _______

Income from continuing operations           75.7        81.3       178.4      195.3

Discontinued Operations (less applicable
  income tax expense: 1997/$12.3 and
  $25.2, 1996/$11.5 and $21.7               19.1        17.9        37.4       33.8
                                         _______     _______     _______    _______

NET INCOME                                  94.8        99.2       215.8      229.1

RETAINED EARNINGS BEGINNING OF PERIOD      818.4       674.2       782.8      632.4
Cash dividends declared
  Preferred stock                           (5.5)       (8.7)      (11.1)     (17.8)
  Common stock per share: 1997 and
    1996/$.27 and $.54                     (80.0)      (79.7)     (159.8)    (158.7)
                                         _______     _______     _______    _______
RETAINED EARNINGS END OF PERIOD         $  827.7    $  685.0    $  827.7   $  685.0
                                         =======     =======     =======    =======

EARNINGS ON COMMON STOCK (Net income
  less preferred dividend requirement)  $   88.7    $   90.2    $  203.6   $  211.1
Average number of common shares
  outstanding (Thousands)                295,901     293,864     295,648    290,177

EARNINGS PER COMMON SHARE
  Continuing operations                 $    .24    $    .25    $    .56   $    .61
  Discontinued operations                    .06         .06         .13        .12
                                         _______     _______     _______    _______
  TOTAL                                 $    .30    $    .31    $    .69   $    .73
                                         =======     =======     =======    =======


        See accompanying Notes to Condensed Consolidated Financial Statements

                                     PACIFICORP
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Millions of Dollars)
                                     (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     ______________________
                                                      1997            1996
                                                     ______          ______
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                 $ 178.4          $ 195.3
  Adjustments to reconcile net income
    to net cash provided by operating
    activities

    Depreciation and amortization                     232.3            215.8
    Deferred income taxes and investment tax
      credits - net                                    21.2              9.3
    Other                                              (6.1)            17.8
    Accounts receivable and prepayments               (11.3)            21.0
    Materials, supplies, fuel stock and
      inventory                                       (12.5)            (2.4)
    Accounts payable and accrued liabilities            3.0             12.0
                                                     ______           ______
  Net cash provided by continuing operations          405.0            468.8
  Net cash provided by (used in) discontinued
    operations                                        (12.9)            19.4
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             392.1            488.2
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (278.3)          (249.2)
  Investments in and advances to
    affiliated companies - net                        (32.9)             3.2
  Operating companies and assets acquired            (281.5)           (10.9)
  Proceeds from sales of finance assets
    and principal payments                             30.6             42.7
  Other                                               (25.5)             9.3
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (587.6)          (204.9)
                                                     ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                          (85.1)          (574.4)
  Proceeds from long-term debt                        735.2            255.4
  Proceeds from issuance of common stock               20.8            200.0
  Proceeds from issuance of Trust holding solely
    PacifiCorp debentures preferred securities            -            210.1
  Dividends paid                                     (170.5)          (173.7)
  Repayments of long-term debt                       (245.9)           (76.2)
  Redemptions of capital stock                         (3.0)            (1.3)
  Other                                               (51.1)           (38.0)
                                                     ______           ______

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   200.4           (198.1)
                                                     ______           ______

INCREASE IN CASH AND CASH EQUIVALENTS                   4.9             85.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        8.4             15.8
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  13.3          $ 101.0
                                                     ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest (net of amount capitalized)            $ 251.0          $ 223.7
    Income taxes                                       96.4            114.1

        See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                     June 30,       December 31,
                                                       1997             1996
                                                     ________       ____________

CURRENT ASSETS
  Cash and cash equivalents                          $    13.3        $     8.4
  Accounts receivable less allowance
    for doubtful accounts: 1997/$9.7
    and 1996/$8.5                                        703.2            620.9
  Materials, supplies and fuel stock at
    average cost                                         194.0            181.3
  Other                                                   66.8             71.8
                                                      ________         ________
  TOTAL CURRENT ASSETS                                   977.3            882.4

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                        11,888.0         11,698.8
  Australian Electric Operations                       1,318.1          1,361.9
  Other Operations                                       260.4             68.8
  Accumulated depreciation and amortization           (4,032.0)        (3,862.4)
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET            9,434.5          9,267.1

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            379.6            253.9
  Intangible assets - net                                584.6            480.7
  Regulatory assets - net                              1,014.0          1,022.8
  Finance note receivable                                213.3            214.6
  Finance assets - net                                   432.0            425.6
  Real estate investments                                229.6            217.0
  Deferred charges and other                             325.6            268.7
  Net assets of discontinued operations                  789.9            779.5
                                                      ________         ________
  TOTAL OTHER ASSETS                                   3,968.6          3,662.8
                                                      ________         ________

TOTAL ASSETS                                         $14,380.4        $13,812.3
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     June 30,       December 31,
                                                       1997             1996
                                                     ________       ____________

CURRENT LIABILITIES
  Long-term debt currently maturing                  $   272.8        $   219.8
  Notes payable and commercial paper                     599.1            683.5
  Accounts payable                                       470.3            477.5
  Taxes, interest and dividends payable                  313.9            290.8
  Customer deposits and other                            106.3             83.7
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,762.4          1,755.3

DEFERRED CREDITS
  Income taxes                                         1,822.7          1,801.0
  Investment tax credits                                 139.2            143.2
  Other                                                  691.1            713.2
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,653.0          2,657.4

MINORITY INTEREST                                         14.9             14.7

LONG-TERM DEBT                                         5,361.0          4,829.4

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES            209.7            209.7

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          175.0            178.0

PREFERRED STOCK                                          135.5            135.5

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1997/296,147,965
    and 1996/295,139,753                               3,257.7          3,236.8
  Retained earnings                                      827.7            782.8
  Cumulative currency translation adjustment             (16.5)            12.7
                                                      ________         ________
  TOTAL COMMON EQUITY                                  4,068.9          4,032.3
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES (See Note 4)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $14,380.4        $13,812.3
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1997


 1.  FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of June 30, 1997 and December 31, 1996 and for the periods ended June 30, 1997 and 1996, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended
June 30, 1997 and 1996 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1996 Annual Report on Form 10-K.

     The condensed consolidated financial statements of the Company include its integrated domestic electric utility operating divisions of Pacific Power and Utah Power and its wholly owned and majority owned subsidiaries. Major subsidiaries, all of which are wholly owned, are: PacifiCorp Holdings, Inc. ("Holdings"), which holds all of the Company's nonintegrated electric utility investments, including Powercor Australia Limited ("Powercor"), an Australian electricity distributor; PacifiCorp Financial Services, Inc., a financial services business; and PacifiCorp Power Marketing, Inc. ("PPM"), engaged in wholesale power trading in the eastern energy markets. On April 15, 1997, Holdings acquired 100% of TPC Corporation ("TPC"), a natural gas gathering, processing, storage and marketing company. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated.

     The Company also owns a telecommunications operation, Pacific Telecom, Inc. ("PTI"). The Company has agreed to the disposal of this operation. See
Note 3. In addition, the Company has announced its intention to sell certain other assets, including assets held by its financial services and independent power and cogeneration businesses, as well as the natural gas gathering and processing assets of TPC.

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

 2.  PROPOSED ACQUISITION

     On June 13, 1997, PacifiCorp announced a cash tender offer to be made by PacifiCorp Acquisitions, an unlimited company organized and registered in England and Wales and a wholly owned subsidiary of Holdings ("PacifiCorp Acquisitions"), for The Energy Group PLC ("TEG") in a transaction valued at approximately

$9.6 billion in debt and equity. TEG is a diversified international energy group with operations in the United Kingdom (the "U.K."), the United States and Australia and includes Peabody Holding Company, Inc., the world's largest private producer of coal, and Eastern Group PLC, one of the leading integrated electricity and gas groups in the U.K. On August 1, 1997, the U.K. Secretary of State for Trade and Industry decided to refer the proposed acquisition of TEG to the Monopolies and Mergers Commission (the "MMC"). The MMC is required to investigate whether the acquisition operates or may be expected to operate against the public interest and must deliver its report to the Secretary of State by November 21, 1997. The Company intends to cooperate with the MMC's investigation and, if allowed, proceed with a transaction with TEG.

     As required under the rules of the U.K. Takeover Code, the Company was required to demonstrate that it had both adequate committed financing and the appropriate amount of sterling to eliminate the risk of exchange rate changes between the offer announcement date and the expected closing date. As a result, the Company entered into 1.45 billion pounds of foreign exchange contracts to lock-in a strike price of approximately $1.64 per pound sterling.

     Under the terms of the original tender offer, the referral by the U.K. Secretary of State caused the tender offer to lapse. As a result, the financing facilities associated with the TEG acquisition terminated and the Company initiated steps to unwind its foreign exchange positions consistent with its derivative policies. As a result of the termination of these foreign exchange positions and initial option costs, the Company realized after-tax losses of approximately $65 million, or $0.22 per share, which will be recorded in the third quarter. Generally Accepted Accounting Principles require all costs related to currency hedge positions entered into in anticipation of an acquisition be expensed in the period incurred whether or not the Company is successful in completing the transaction.

     Additionally, the Company estimates it has incurred approximately
$60 million of other costs related to the TEG transaction for bank commitment and facility fees, legal expenses and other related costs. These costs have been deferred since the Company intends to proceed with the TEG transaction, if allowed.

 3.  DISCONTINUED OPERATIONS

     On June 13, 1997, the Company announced the planned sale of its wholly owned subsidiary, PTI, a company owning rural local exchange telephone companies with 575,000 customer access lines in the United States, to Century Telephone Enterprises, Inc. ("Century") for $1.5 billion in cash plus the assumption of PTI's debt. Although the sale of PTI is subject to regulatory approvals in certain of the states in which it does business, PacifiCorp expects to complete the sale by late 1997 or early 1998.

     The net assets, operating results and cash flows of PTI have been classified as discontinued operations for all periods presented in the condensed financial statements and notes.

     Summarized results for PTI were as follows:

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                      __________________    _________________
                                       1997        1996      1997       1996
                                      ______      ______    ______     ______
                                                (Dollars in Millions)

     Revenues                         $134.2      $127.3    $262.2     $249.6

     Income from discontinued
       operations before income
       taxes                          $ 31.4      $ 29.4    $ 62.6     $ 55.5
     Income taxes                       12.3        11.5      25.2       21.7
                                       _____       _____     _____      _____

     Income from discontinued
       operations                     $ 19.1      $ 17.9    $ 37.4      $33.8
                                       =====       =====     =====       ====

 4.  CONTINGENT LIABILITIES


     The Company is subject to numerous environmental laws including: the Federal Clean Air Act, as enforced by the Environmental Protection Agency and various state agencies; the 1990 Clean Air Act Amendments; the Endangered Species Act as it relates to certain potentially endangered species of salmon; the Comprehensive Environmental Response, Compensation and Liability Act, relating to environmental cleanups; along with the Federal Resource Conservation and Recovery Act and the Clean Water Act relating to water quality. These laws could potentially impact future operations. Future costs associated with the disposition of contingencies identified at December 31, 1996 are not expected to be material to the Company's consolidated financial statements. These matters include the Superfund sites where the Company has been or may be designated as a potentially responsible party and Clean Air Act matters.

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

 5.  GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
     COMPANY'S JUNIOR SUBORDINATED DEBENTURES

     On August 4, 1997, PacifiCorp Capital II, a wholly owned subsidiary trust of the Company (the "Trust"), issued, in a public offering, 5,400,000 of its 7.70% Trust Preferred Securities, Series B (the "Preferred Securities"), representing preferred undivided beneficial interests in the assets of the Trust, with a liquidation amount of $25 per Preferred Security. The sole assets of the Trust are $139 million, in aggregate principal amount, of the Company's Series D Debentures due September 30, 2027, and certain rights under a related guarantee by the Company. The Company's guarantee of the Preferred Securities, considered together with the other obligations of the Company with respect to Preferred Securities, constitutes a full and unconditional guarantee by the Company of the Trust's obligations with respect to the Preferred Securities.

 6.  NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT ADOPTED

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for public enterprises reporting information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. Management has not assessed the disclosure implications of this Statement.

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

Comparison of the second quarters of 1997 and 1996
__________________________________________________

                                                                        %
                                      1997       1996     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution on
  common stock (1)
    Domestic Electric Operations     $ 62.2     $ 62.1    $   .1        -
    Australian Electric Operations      8.1        5.1       3.0       59
    Other Operations                    (.7)       5.1      (5.8)    (114)
                                      _____      _____     _____
    Continuing Operations              69.6       72.3      (2.7)      (4)

    Discontinued Operations (2)        19.1       17.9       1.2        7
                                      _____      _____     _____

      Total                          $ 88.7     $ 90.2    $ (1.5)      (2)
                                      =====      =====     =====

Earnings per common share
    Continuing Operations            $  .24     $  .25    $ (.01)      (4)
    Discontinued Operations (2)         .06        .06         -        -
                                      _____      _____     _____

      Total                          $  .30     $  .31    $ (.01)      (3)
                                      =====      =====     =====

(1) Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other Operations; (c) amounts are net of preferred dividend requirements and minority interest.

(2)  Discontinued operations represents the Company's interest in PTI.

Earnings on common stock of PacifiCorp declined $2 million, or $0.01 per share. Second quarter 1996 results included $0.02 per share associated with asset sales at the Company's financial services and telecommunications subsidiaries. Second quarter 1997 results included $0.01 per share associated with the sale of surplus sulphur dioxide emission allowances.

Domestic Electric Operations earnings contribution approximated its contribution in 1996. Increases in retail and wholesale revenues were offset by higher operating, overhead and interest costs.

The earnings contribution from Australian Electric Operations increased
$3 million due to 35% load growth at Powercor, mainly from the contestable customer market, and reductions in generator energy prices for Powercor's contestable market customers. Contestable customers are those customers that are able to choose their electricity supplier. The Company recorded break-even results on Holdings' 19.9% ownership interest in the Hazelwood power station ("Hazelwood").

Earnings contributions from Other Operations declined $6 million. Second quarter 1996 results included an after-tax gain of $4 million from a settlement of indemnification issues relating to the 1994 sale of a computer leasing business. Earnings for the quarter included a $1 million loss from TPC, acquired in April 1997.

Revenues from Other Operations increased $153 million due to the acquisition of TPC and $69 million due to increased operating activities at PPM. TPC's operating expenses totaled $152 million and operating expenses for PPM increased $69 million from 1996. Interest expense for Other Operations increased $9 million due to acquisitions of TPC and Hazelwood and the effect of a favorable interest adjustment in 1996 relating to a tax settlement. This earnings decline was partially offset by a $7 million reduction in income tax expense in 1996 relating to financial asset sales and a favorable state tax settlement.

The earnings contribution from the discontinued operations of PTI totaled $19 million in 1997 compared to $18 million in 1996. The 1996 results included a $2 million after-tax gain associated with the sale of a cellular property.

Comparison of the six-month periods ended June 30, 1997 and 1996
________________________________________________________________

                                                                        %
                                      1997       1996     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution on
  common stock
    Domestic Electric Operations     $136.8     $148.4    $(11.6)      (8)
    Australian Electric Operations     29.1       15.9      13.2       83
    Other Operations                     .3       13.0     (12.7)     (98)
                                      _____      _____     _____
    Continuing Operations             166.2      177.3     (11.1)      (6)

    Discontinued Operations            37.4       33.8       3.6       11
                                      _____      _____     _____

      Total                          $203.6     $211.1    $ (7.5)      (4)
                                      =====      =====     =====

Earnings per common share
    Continuing Operations            $  .56     $  .61    $ (.05)      (8)
    Discontinued Operations             .13        .12       .01        8
                                      _____      _____     _____

      Total                          $  .69     $  .73    $ (.04)      (5)
                                      =====      =====     =====

Earnings on common stock of PacifiCorp declined $8 million, or $0.04 per share. Results for 1996 included $0.04 per share associated with asset sales at the Company's financial services and telecommunications subsidiaries. Results for 1997 included $0.02 per share associated with the sale of surplus sulphur dioxide emission allowances.

Domestic Electric Operations earnings contribution declined $12 million, or 8%. Increases in retail and wholesale revenues were offset by higher operating, overhead and interest costs.

Retail energy sales volumes increased 1% due to growth in the average number of customers of 3%, partially offset by decreased customer usage, largely attributable to the effect of weather on residential customer usage.
Wholesale energy sales grew substantially, with an increase in sales volume of 83%.

The earnings contribution from Australian Electric Operations increased
$13 million due to load growth of 33% at Powercor, mainly from the contestable customer market, and reductions in prices for contestable market customers. Hazelwood recorded a $2 million loss on operations in 1997.

Earnings contributions from Other Operations declined $13 million. The 1996 results included gains relating to sales of financial assets totaling
$10 million. Earnings included a $1 million loss from TPC, acquired in April 1997, and after-tax interest expense of $3 million relating to Holdings' investment in Hazelwood.

Revenues from Other Operations increased $153 million due to the acquisition of TPC and $107 million due to increased operating activities at PPM. TPC's operating expenses totaled $152 million and operating expenses for PPM were $108 million higher than 1996.

The earnings contribution from the discontinued operations of PTI increased $4 million. Increased customer access line growth of 6%, increased sales of enhanced services and growth in cellular operations account for the change.

                             RESULTS OF OPERATIONS

Domestic Electric Operations
____________________________

Comparison of the second quarters of 1997 and 1996
__________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                    $  171.4   $  167.5    $   3.9         2
  Commercial                        156.0      148.2        7.8         5
  Industrial                        180.9      171.9        9.0         5
  Other                               8.2        8.0         .2         3
                                  _______    _______    _______
    Retail sales                    516.5      495.6       20.9         4
  Wholesale sales                   254.4      156.7       97.7        62
  Other                              20.5       13.1        7.4        56
                                  _______    _______    _______
      Total                         791.4      665.4      126.0        19

Operating expenses                  607.5      488.5      119.0        24
                                  _______    _______    _______
Income from operations              183.9      176.9        7.0         4
Interest expense                     80.9       72.0        8.9        12
Minority interest and other          (6.6)      (6.7)        .1         2
Income taxes                         41.3       40.5         .8         2
                                  _______    _______    _______
Net income                           68.3       71.1       (2.8)       (4)
Preferred dividend requirement        6.1        9.0       (2.9)      (32)
                                  _______    _______    _______
Earnings contribution            $   62.2   $   62.1   $     .1         -
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       2,635      2,683        (48)       (2)
  Commercial                        2,838      2,736        102         4
  Industrial                        5,155      4,981        174         3
  Other                               193        164         29        18
                                   ______     ______      _____
    Retail sales                   10,821     10,564        257         2
  Wholesale sales                  11,862      6,399      5,463        85
                                   ______     ______      _____
      Total                        22,683     16,963      5,720        34
                                   ======     ======      =====

Residential average usage (kWh)     2,182      2,286       (104)       (5)
Total customers (end of period) 1,418,578  1,382,002     36,576         3

Revenues

Domestic Electric Operations revenues rose $126 million, or 19%, as a result of a $98 million, or 62%, increase in wholesale revenues and a $21 million, or 4%, increase in retail revenues. Retail revenues improved to $517 million mainly on the strength of increased energy sales volumes of 2%.

Wholesale revenues increased $98 million, or 62%, and associated energy sales volumes increased 85%. Increased short-term firm and spot market sales added $80 million. Short-term firm and spot market sales prices averaged $15 per mWh compared to $11 per mWh for the same period in 1996. The increased prices added $13 million in revenues.

Residential revenues were up $4 million, or 2%. Average realized prices increased revenues $7 million primarily due to increased rates in Oregon and Wyoming. Increased volumes associated with customer growth were more than offset by declining customer usage, which was largely attributable to weather.

Commercial revenues grew by $8 million, or 5%, on a 4% increase in energy sales. Growth in the average number of customers of 3% added $5 million to revenues, while increased usage per customer added $2 million.

Industrial revenues increased $9 million, or 5%, on a 3% increase in energy sales. Price increases in the Company's Oregon and Wyoming jurisdictions added $2 million to revenue. Increased usage, primarily for small to medium-sized industrial customers in Oregon and Wyoming, added $5 million to revenue. Increased irrigation usage also added $1 million to revenue.

On February 12, 1997, the Division of Public Utilities and Committee of Consumer Service in Utah filed a joint petition with the Utah Public Service Commission (the "PSC") requesting the Commission to commence proceedings to establish new rates for Utah customers. The petitioners requested an immediate hearing on a $12 million interim rate reduction and a subsequent general rate case, which the petitioners alleged could result in rates being reduced as much as $54 million. On March 4, 1997, the Utah Legislature passed a bill which created a legislative task force to study stranded cost issues and the timing of customer choice. The bill froze rates in Utah at January 31, 1997 levels until 60 days following the conclusion of the 1998 legislative general session, which is expected to occur March 7, 1998. The PSC is precluded from holding any hearings on rate changes during the freeze period. The Company agreed to an interim price decrease to Utah customers of $12.4 million annually on April 15, 1997. The effect on retail revenues for the period was $3 million. Depending on actions taken by the Utah Legislature, the PSC could hold rate hearings after the freeze period expires in 1998, with any price change retroactively effective to the date of the rate case petition.

A settlement was reached between the Company and the Bonneville Power Administration ("BPA") for BPA's remaining obligation to the Company under the Residential Purchase and Sales Agreement ("RPSA"). Under the settlement, the BPA will pay the Company a total of $61.8 million through June 30, 2001, when the current RPSA expires. Payments include $47.7 million for the Company's Idaho jurisdiction and $14.1 million for the Oregon jurisdiction. The settlement is intended to mitigate the effect of reduced exchange benefits received by the Company's residential and small farm customers. As a result of the settlement, the Company reduced prices for Idaho irrigation customers by 8% effective May 1, 1997.

Operating Expenses

Purchased power expense increased $90 million, or 71%. Short-term firm and spot market energy purchases were up $64 million, or 5.5 million mWh, more than doubling the amount of purchases in the same period of 1996. Short-term firm and spot market purchase prices averaged $13 per mWh verses $9 per mWh in 1996. The increase in purchase prices added $22 million to costs.

Fuel expense for the quarter was up $4 million, or 4%, due to a 2% increase in thermal generation, partially offset by a decrease in average fuel costs.

Net power costs in the quarter were $5.54 per mWh, compared to $6.19 per mWh in 1996, an 11% decrease. Net power cost represents the net cost to serve the Company's domestic retail customers on a mWh basis. This is measured by the sum of fuel, purchased power and wheeling expense, less wholesale power and wheeling revenues. The decrease in net power cost is attributable to increased wholesale revenue contribution, primarily from higher short-term firm and spot market sales.

Other operations and maintenance expense increased $11 million, or 10%. The increase was driven by higher generation plant operating costs, increased tree trimming expense and increased customer service expenses.

Administrative and general expenses increased $7 million, or 10%. The increase resulted from higher employee-related expenses and outside service costs.

Depreciation and amortization expense increased $7 million, or 8%. The addition of the Hermiston plant in July, 1996, and the Company's new customer service system added $4 million to depreciation expense.

Other Income and Expense

Interest expense increased $9 million, or 12%. The increase was attributable to higher debt balances as the result of the acquisition of the Hermiston plant in July, 1996, and increased capital contributions to Holdings relating to the acquisition of TPC in April 1997.

Other income included $5 million in emission allowance sales in 1997. There were no emission allowance sales in 1996.

Income tax expense approximated 1996 levels at $41 million.

Comparison of the six-month periods ended June 30, 1997 and 1996
________________________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                    $  404.5   $  394.5   $   10.0         3
  Commercial                        306.2      299.2        7.0         2
  Industrial                        335.9      337.6       (1.7)       (1)
  Other                              16.0       15.6         .4         3
                                  _______    _______    _______
    Retail sales                  1,062.6    1,046.9       15.7         1
  Wholesale sales                   484.1      297.0      187.1        63
  Other                              37.9       26.1       11.8        45
                                  _______    _______    _______
      Total                       1,584.6    1,370.0      214.6        16

Operating expenses                1,204.0      973.4      230.6        24
                                  _______    _______    _______
Income from operations              380.6      396.6      (16.0)       (4)
Interest expense                    155.8      146.1        9.7         7
Minority interest and other         (14.7)     (14.4)       (.3)       (2)
Income taxes                         90.5       98.5       (8.0)       (8)
                                  _______    _______    _______
Net income                          149.0      166.4      (17.4)      (10)
Preferred dividend requirement       12.2       18.0       (5.8)      (32)
                                  _______    _______    _______
Earnings contribution            $  136.8   $  148.4   $  (11.6)       (8)
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       6,462      6,454          8         -
  Commercial                        5,622      5,520        102         2
  Industrial                        9,900      9,755        145         1
  Other                               362        315         47        15
                                   ______     ______     ______
    Retail sales                   22,346     22,044        302         1
  Wholesale sales                  22,102     12,072     10,030        83
                                   ______     ______     ______
      Total                        44,448     34,116     10,332        30
                                   ======     ======     ======

Residential average usage (kWh)     5,366      5,505       (139)       (3)
Total customers (end of period) 1,418,578  1,382,002     36,577         3

Revenues

Domestic Electric Operations revenues rose $215 million, or 16%, as a result of a $187 million, or 63%, increase in wholesale revenues and a $16 million, or 1%, increase in retail revenues. Retail revenues were 1% higher due to increased energy volumes associated with customer growth, partially offset by decreased customer usage, largely attributable to the effects of weather.

Increased power marketing activity led to an 83% increase in wholesale energy sales and a $187 million, or 63%, increase in revenue. Increased short-term firm and spot market energy volumes added $149 million and higher prices for these sales added $25 million. Increased long-term firm sales volumes added $9 million.

Residential revenues were up $10 million, or 3%. Average prices increased revenues $13 million primarily due to increased rates in Oregon and Wyoming. Growth in the average number of customers of 3% added $9 million to revenues.

These increases were partially offset by the $12 million effect of a decline in customer usage, which was largely attributable to weather.

Commercial revenues grew by $7 million, or 2%, on a 2% increase in energy sales. Growth in the average number of customers of 3% added $11 million to revenues, while rate increases added $3 million. These increases were offset in part by decreased usage per customer totaling $7 million.

Industrial revenues decreased $2 million despite a 1% increase in energy sales. Billing adjustments for certain customers reduced revenues by $6 million. Increased usage, primarily for small to medium-sized industrial customers in Oregon and Wyoming, added $4 million to revenue.

Operating Expenses

Purchased power expense increased $171 million, or 68%. Short-term firm and spot market energy purchases were up $118 million, or 9.0 million mWh, more than doubling the amount of purchases in the same period of 1996. Short-term firm and spot market purchase prices averaged $14 per mWh verses $9 per mWh in 1996. The increase in purchase prices added $37 million to costs and increased long-term firm purchased power contracts, primarily the contract relating to the Hermiston plant, added $8 million.

Fuel expense increased $18 million, or 9%. Thermal generation was up 5% to 23 million mWh, adding $15 million to fuel costs.

Net power costs were $6.80 per mWh, compared to $6.89 per mWh in 1996, a 1% decrease. The decrease in net power costs was attributable to an increased wholesale revenue contribution, partially offset by increased fuel costs for thermal generation.

Other operations and maintenance expense increased $17 million, or 8%. The higher expense was caused by increases of $5 million in generation plant operating costs and $5 million of demand side revenue amortization, which is recovered through other revenues. Additionally, customer service expenses increased $3 million, and costs associated with storm damage in late 1996 of $3 million were recorded.

Administrative and general expenses increased $12 million, or 9%. The increase resulted from higher employee-related expenses and outside service costs totaling $7 million and $5 million, respectively. Also included in the increase is $4 million in amortization of deferred regulatory costs for post retirement benefits, recovered through revenues in Oregon and Wyoming price increases.

Depreciation and amortization expense increased $12 million, or 7%. The addition of the Hermiston plant in July 1996, and the Company's new customer service system added $8 million to depreciation in the 1997 period.

Other Income and Expense

Interest expense increased $10 million, or 7%. The increase was attributable to higher debt balances as the result of the acquisition of the Hermiston plant in July 1996, and increased capital contributions to Holdings relating to the acquisition of TPC in the second quarter of 1997. Minority interest expense increased $8 million due to the issuance in June 1996 of Company obligated preferred securities of a wholly owned subsidiary trust. Increased sales of surplus dioxide emission allowances added $7 million to other income.

Income tax expense decreased $8 million as a result of a decrease in taxable income.

Preferred dividend requirement declined $6 million due to the redemption of preferred stock in July 1996.

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

Comparison of the second quarters of 1997 and 1996
__________________________________________________

                                                                        %
                                      1997       1996     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Residential                      $ 61.4     $ 62.6     $(1.2)      (2)
    Commercial                         49.9       35.1      14.8       42
    Industrial and other               60.7       52.0       8.7       17
                                      _____      _____      ____
                                      172.0      149.7      22.3       15
    Other                               6.1        6.4       (.3)      (5)
                                      _____      _____      ____
        Total                         178.1      156.1      22.0       14

  Operating expenses                  150.8      133.0      17.8       13
                                      _____      _____      ____
  Income from operations               27.3       23.1       4.2       18
  Interest expense                     16.2       19.3      (3.1)     (16)
  Other income                          (.5)        .9       (.4)     (44)
  Income taxes                          3.7       (2.2)      5.9        *
                                      _____      _____      ____
  Earnings contribution              $  7.9     $  5.1     $ 2.8       55
                                      =====      =====      ====

Hazelwood Earnings Contribution (a)  $   .2     $    -     $  .2        *
                                      =====      =====      ====

Powercor energy sales (millions of kWh)
  Residential                           675        685       (10)      (1)
  Commercial                            628        362       266       73
  Industrial and other                1,304        881       423       48
                                      _____      _____       ___
        Total                         2,607      1,928       679       35
                                      =====      =====       ===

*Not a meaningful number.
(a) Acquired September 13, 1996.

Revenues

Powercor's revenues increased $22 million, or 14%. The increase was attributable to increased energy sales volumes of 679 million kWh, or 35%.

Energy volumes to contestable customers outside Powercor's franchise area were up 770 million kWh and added $32 million to revenue due to customer gains in Victoria and New South Wales. This includes increased energy volumes for customers in Victoria of 513 million kWh that added $24 million to revenue, and increased energy volumes for customers in New South Wales of 257 million kWh that added $8 million to revenue.

Energy volumes to customers inside Powercor's franchise area decreased 91 million kWh, which reduced revenue by $10 million. Residential revenues for franchise customers were down $1 million, or 2%. This includes decreased energy volumes for residential customers of 10 million kWh, primarily due to the effect of mild weather, partially offset by growth in the number of customers of 1%. Energy volumes to commercial and industrial customers that include franchise and contestable customers decreased 81 million kWh, which reduced revenue by $9 million. Customers lost from the effect of continued deregulation in the market reduced revenue by $7 million and lower prices, in part due to moving Tariff H customers to market related prices, reduced revenue by $2 million. During deregulation of the Victorian electricity market, a number of large commercial and industrial customers, referred to as Tariff H customers, were given the option to remain franchise customers to the year 2000, at favorable rates, in order to protect them from cost/price uncertainty in the contestable marketplace. As a result of decreases in market rates, Powercor was able to move some Tariff H customers contracts to market-based contracts. The change to market-based contracts is expected to add an estimated $3 million annually through the year 2000 to cash flows from operating activities.

Operating Expenses

Purchased power expense increased $8 million, or 10%. A 35% increase in purchased power volumes added $27 million to costs, which was offset in part by lower power pool prices. Purchased power prices averaged $33 per mWh, compared to $40 per mWh in 1996.

Other operations expense increased $11 million. Increased sales to contestable customers outside Powercor's franchise area resulted in higher network and grid fees of $16 million. This was offset in part by higher network revenues of $4 million from customers inside Powercor's franchise area serviced by other electricity companies.

Interest expense and other decreased $5 million, or 25%. This decrease included lower interest expense of $3 million primarily due to reduced interest rates.

Income tax expense was $4 million in 1997, compared to a tax benefit of $2 million in 1996. The tax benefit resulted from purchase price adjustments relating to the Powercor acquisition.

Hazelwood

The Company recorded break-even results on its equity investment in the Hazelwood power station, which was purchased in September of 1996. Hazelwood sells its generation output through a statewide generation pool and under bilateral contracts directly to Victorian distribution companies. Pool and contract prices vary depending on certain conditions, including weather, economic growth and other factors influencing supply and demand for electric power. Power prices are highest in the Australian winter months because demand is highest, which generally is expected to result in higher profit margins for Hazelwood during the second and third calendar quarters.

Comparison of the six-month periods ended June 30, 1997 and 1996
________________________________________________________________

                                                                        %
                                      1997       1996     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Residential                      $119.9     $112.8     $ 7.1        6
    Commercial                         99.2       67.9      31.3       46
    Industrial and other              118.6      106.2      12.4       12
                                      _____      _____      ____
                                      337.7      286.9      50.8       18
    Other                              23.8       12.6      11.2       89
                                      _____      _____      ____
        Total                         361.5      299.5      62.0       21

  Operating expenses                  279.3      240.2      39.1       16
                                      _____      _____      ____
  Income from operations               82.2       59.3      22.9       39
  Interest expense                     34.5       37.8      (3.3)      (9)
  Other income                          (.5)        .9       (.4)     (44)
  Income taxes                         17.3        4.7      12.6        *
                                      _____      _____      ____
  Earnings contribution              $ 30.9     $ 15.9     $15.0       94
                                      =====      =====      ====

Hazelwood Earnings Contribution (a)  $ (1.8)    $    -     $(1.8)       *
                                      =====      =====      ====

Powercor energy sales (millions of kWh)
  Residential                         1,283      1,257        26        2
  Commercial                          1,290        745       545       73
  Industrial and other                2,454      1,786       668       37
                                      _____      _____     _____
      Total                           5,027      3,788     1,239       33
                                      =====      =====     =====

*Not a meaningful number.
(a) Acquired September 13, 1996.

Revenues

Powercor's revenues increased $62 million, or 21%. The increase was attributable to increased energy sales volumes of 1,239 million kWh, or 33%.

Energy volumes to contestable customers outside Powercor's franchise area were up 1,296 million kWh and added $55 million to revenue. This includes increased energy volumes for customers in Victoria of 980 million kWh that added $45 million to revenue, and increased energy volumes for new customers in New South Wales of 316 million kWh, which added $10 million to revenue.

Energy volumes to customers inside Powercor's franchise area decreased 57 million kWh, which reduced revenue by $8 million. Residential revenues for franchise customers were up $7 million, or 6%. This includes increased energy volumes for residential customers of 26 million kWh, primarily due to the effect of record high temperatures in the first quarter of 1997 and customer growth of 1%, partially offset by the effects of mild weather in the second quarter of 1997. Increases in average sales price added $5 million to revenues. Energy volumes to commercial and industrial customers that include franchise and contestable customers decreased 83 million kWh, which reduced revenue by $15 million. Customers lost from the effect of continued deregulation in the market reduced revenue by $16 million, and lower prices, in part due to moving Tariff H customers to market related prices, reduced revenue by $8 million. These reductions were partially offset by customer growth which increased revenue by $11 million.

Other revenues increased $11 million as a result of accelerated amortization of deferred credits associated with the movement of Tariff H customers to market-based contracts. The deferred credits were recorded at the time Powercor was acquired.

Operating Expenses

Purchased power expense increased $18 million, or 13%. A 33% increase in purchased power volumes added $46 million to costs, which was offset in part by lower power pool prices. Purchased power prices averaged $31 per mWh compared to $36 per mWh in 1996.

Other operations expenses increased $19 million, or 83%. Increased sales to contestable customers outside Powercor's franchise area resulted in higher network and grid fees of $26 million. This was offset in part by higher network revenues of $7 million from customers inside Powercor's franchise area serviced by other electricity companies.

Interest expense decreased $3 million, or 9% primarily due to reduced interest rates.

Income tax expense increased $13 million. The increase is primarily due to higher taxable income in 1997. In addition, a tax benefit of $3 million relating to the Powercor acquisition was recorded in 1996.

Hazelwood

The Company recorded a $2 million loss in 1997 on its equity investment in Hazelwood.

Discontinued Telecommunications Operations
__________________________________________

Comparison of the second quarters of 1997 and 1996
__________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Local network service            $ 37.6     $ 33.8      $ 3.8        11
  Network access service             65.9       62.7        3.2         5
  Cellular and other                 30.7       30.8        (.1)        -
                                    _____      _____       ____
     Total                          134.2      127.3        6.9         5
Operating expenses                   92.2       89.4        2.8         3
                                    _____      _____       ____
Income from operations               42.0       37.9        4.1        11
Interest expense                      9.7       10.5        (.8)       (7)
Other income - net                     .9       (2.0)       2.9       145
Income taxes                         12.3       11.5         .8         7
                                    _____      _____       ____
Earnings contribution              $ 19.1     $ 17.9      $ 1.2         7
                                    =====      =====       ====

Telephone access lines (end
  of period)                      575,102    545,028     30,074         6

Revenues

PTI's revenues increased $7 million, or 5%. Growth of 6% in local exchange access lines added $2 million to revenue, customer growth increased cellular revenue $2 million, and increased minutes of use added $2 million.

Operating Expenses

Operating expenses increased $3 million, or 3%. The increase included $1 million in costs for increased local exchange access lines, $1 million in depreciation expense for increased local exchange company plant balances and $1 million for cellular customer growth.

Other Income and Expense

Interest expense for the quarter was $10 million, a slight decrease from 1996 levels. Income taxes totaled $12 million in 1997, approximating taxes in 1996.

Comparison of the six-month periods ended June 30, 1997 and 1996
________________________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Local network service            $ 73.2     $ 66.4      $ 6.8        10
  Network access service            129.5      126.1        3.4         3
  Cellular and other                 59.5       57.1        2.4         4
                                    _____      _____       ____
     Total                          262.2      249.6       12.6         5
Operating expenses                  180.0      176.3        3.7         2
                                    _____      _____       ____
Income from operations               82.2       73.3        8.9        12
Interest expense                     20.2       20.1        (.2)       (1)
Other income - net                    (.6)      (2.3)       1.7        74
Income taxes                         25.2       21.7        3.5        16
                                    _____      _____       ____
Earnings contribution              $ 37.4     $ 33.8      $ 3.6        11
                                    =====      =====       ====

Telephone access lines (end
  of period)                      575,102    545,028     30,074         6

Revenues

PTI's revenues increased $13 million or 5%. Growth of 6% in local access lines and growth in enhanced services added $6 million to local network service revenues. Network access service revenues increased $3 million due to higher minutes of use, and cellular revenues increased $4 million due to customer growth.

Operating Expenses

Operating expenses increased $4 million or 2%. The increase included higher operations and maintenance expenses relating to increased local exchange access lines and higher depreciation expense due to increased local exchange plant assets.

Other Income and Expense

Other income decreased $2 million due to a reduction in gains on sales of cellular properties.

FINANCIAL CONDITION -

     For the six months ended June 30, 1997:

OPERATING ACTIVITIES

     Net cash flows provided by continuing operations were $405 million during the period compared to $469 million in the first six months of 1996. The
$64 million decrease in operating cash flows was primarily attributable to a $22 million cash flow deficit from TPC, acquired in April 1997, and increased working capital requirements.

INVESTING ACTIVITIES

     Capital spending totaled $593 million in 1997 compared with $257 million in 1996. Investments in unregulated businesses totaled $282 million in 1997 compared to $11 million in 1996.

Acquisitions and Planned Expansion--

     On April 15, 1997, Holdings, through a subsidiary, acquired all of the outstanding shares of common stock of TPC, a natural gas gathering, processing, storage and marketing company based in Houston, Texas, for approximately $265 million in cash and assumed debt of approximately
$140 million. Following completion of a tender offer, TPC became a wholly owned subsidiary of Holdings through a cash merger at the same price. During May 1997, TPC retired $131 million of its outstanding long-term debt. These transactions were funded with capital contributions from PacifiCorp.

     See Item 5. "Other Events" in the Company's Current Report on Form 8-K dated June 13, 1997 for information concerning the proposed acquisition of TEG.

     As required under the rules of the U.K. Takeover Code, the Company was required to demonstrate that it had both adequate committed financing and the appropriate amount of sterling to eliminate the risk of exchange rate changes between the offer announcement date and the expected closing date. As a result, the Company entered into 1.45 billion pounds of foreign exchange contracts to lock-in a strike price of approximately $1.64 per pound sterling.

     On August 1, 1997, the U.K. Secretary of State for Trade and Industry decided to refer the proposed acquisition of TEG to the MMC. Under the terms of the original tender offer, this action caused the tender offer to lapse. As a result, the financing facilities associated with the TEG acquisition terminated and the Company initiated steps to unwind its foreign exchange positions consistent with its derivative policies.

     At the time the offer lapsed and the Company had initiated its steps to withdraw from the foreign exchange positions, the dollar-sterling exchange rate was approximately $1.63. By the time the positions were closed, however, the exchange rate fell to approximately $1.58, resulting in an after-tax loss of approximately $56 million. In addition, the cost of the initial options was approximately $9 million after tax. These losses, totaling $65 million, or $0.22 per share, will be recorded in the third quarter. Generally Accepted Accounting Principles require all costs related to currency hedge transactions entered into in anticipation of an acquisition be expensed in the period incurred whether or not the Company is successful in completing the transaction.

     In the event the Company is able to renew its offer for TEG, it would expect to enter into foreign exchange positions to adhere to both internal hedging requirements and the U.K. Takeover Code provisions. If the Company can close an acquisition with TEG at approximately the same level and if the foreign exchange rates remain at current levels, the total acquisition price would be lower.

     Additionally, the Company estimates it has incurred approximately
$60 million of other costs related to the TEG transaction for bank commitment and facility fees, legal expenses and other related costs. These costs have been deferred since the Company intends to proceed with the TEG transaction, if allowed.

Discontinued Operations--

     See Item 5. "Other Events" in the Company's Current Report on Form 8-K dated June 13, 1997 for information concerning the sale of PTI to Century.

     PTI has definitive agreements with US WEST Communications, Inc., GTE North Incorporated and the City of Fairbanks to purchase certain telephone assets or operations in Minnesota, Michigan and Alaska for approximately $248 million in cash, which includes approximately $20 million of cash to be acquired in the acquisitions. These acquisitions are subject to regulatory approval and are expected to close in 1997, prior to the sale of PTI to Century. In addition, PTI has letters of intent to acquire telephone operations representing 3,800 access lines for $22 million. PTI expects to fund these acquisitions through the issuance of external debt and internally generated funds.

CAPITALIZATION

     At June 30, 1997, the Company had approximately $775 million of commercial paper and uncommitted bank borrowings outstanding at an average weighted rate of 5.7%. These borrowings are supported by $700 million of revolving credit agreements. At June 30, 1997, the consolidated subsidiaries had access to $1.7 billion of short-term funds through committed bank revolving credit agreements. Subsidiaries had $235 million of commercial paper outstanding at June 30, 1997, as well as borrowings of $1 billion under bank revolving credit facilities. At June 30, 1997, the Companies had $1.5 billion of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.

     On May 8, 1997, the Company received proceeds of $400 million from a term loan agreement with certain institutional lenders. The proceeds were used to repay short-term debt.

     During July 1997, the Company issued $300 million of secured medium term notes in the form of First Mortgage and Collateral Trust Bonds as follows:
$175 million of 6.75% notes due July 15, 2004 and $125 million of 7.0% notes due July 15, 2009. Proceeds were used to repay short-term debt that had been reclassified as long-term debt at June 30, 1997.

     On August 4, 1997, a wholly owned subsidiary Trust issued, in a public offering, 5,400,000 of its 7.70% Preferred Securities for proceeds of
$135 million. Concurrent with the issuance of the Preferred Securities, the Trust issued to the Company Series A Common Securities in the amount of
$4 million. The sole asset of the Trust is $139 million of Series D Debentures issued by the Company. The net proceeds to the Company from the issuance of the Debentures is estimated to be $133 million. See Note 5 to Condensed Consolidated Financial Statements.
______________________________________________________________________________

     The condensed consolidated financial statements as of June 30, 1997 and December 31, 1996 and for the three-month periods ended June 30, 1997 and 1996 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and retained earnings for the three- and six-month periods ended June 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1996, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997 (March 11, 1997 as to Note
15), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

August 11, 1997

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          In Larry and Barbara Rainey, et al. v. PacifiCorp, Case No.
             ______________________________________________
          96-2-00977-0, Superior Court of Washington for Clark County (see "Item 3. Legal Proceedings," at page 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996), the court has dismissed the plaintiffs' claims for breach of contract, and has denied the plaintiffs' motion for class certification.

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________

          At the Company's annual meeting of shareholders on May 14, 1997, the shareholders ratified the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the year 1997 and approved the PacifiCorp Stock Incentive Plan. Votes cast in relation to the appointment of Deloitte & Touche LLP are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___           _________      ________________

                         237,741,463       2,255,823           2,024,441

          Votes cast to approve the PacifiCorp Stock Incentive Plan are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___           _________      ________________

                         193,889,429      39,222,678           8,899,620

          The shareholders also elected four Class I Directors, each for terms expiring at the Annual Meeting in the year 2000 and one Class II director to serve for a term expiring at the 1998 Annual Meeting. Votes cast in relation to these matters are summarized as follows:


                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___           _________      ________________

Class I

W. Charles Armstrong     236,333,967       5,687,740                   -
C. Todd Conover          236,591,268       5,430,439                   -
Nolan E. Karras          236,176,319       5,845,387                   -
Keith R. McKennon        236,493,127       5,528,600                   -

Class II

Alan K. Simpson          235,960,351       6,061,376                   -

          The Directors whose terms continued and the years their terms expire are as follows:

          Kathryn A. Braun (Class II, 1998); Frederick W. Buckman (Class III,
          1999); Robert G. Miller (Class II, 1998); Verl R. Topham (Class II,
          1998); Don M. Wheeler (Class III, 1999); Nancy Wilgenbusch (Class III, 1999); Peter I. Wold (Class III, 1999).

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

     (a)  Exhibits.

          Exhibit 2: Stock Purchase Agreement, dated as of June 11, 1997, by and among PacifiCorp Holdings, Inc., Pacific Telecom, Inc., Century Telephone Enterprises, Inc. and Century Cellunet, Inc. (Incorporated by reference to Exhibit 2.1 of Century Telephone Enterprises, Inc.'s Current Report on Form 8-K dated June 11, 1997, File No. 1-7784.)

          Exhibit 12(a): Statements of Computation of Ratio of Earnings to Fixed Charges.

          Exhibit 12(b): Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

          Exhibit 15: Letter re unaudited interim financial information of awareness of incorporation by reference.

          Exhibit 27: Financial Data Schedule for the quarter ended June 30, 1997 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K dated June 13, 1997, under Item 5. "Other Events," the Company filed its news release relating to a proposed cash offer for all outstanding shares of The Energy Group and the proposed sale of the Company's wholly owned subsidiary, Pacific Telecom, Inc.

          On Form 8-K dated July 23, 1997, under Item 5. "Other Events," the Company filed a press release reporting financial results for the three- and six-month periods ended June 30, 1997.

          On Form 8-K dated August 1, 1997, under Item 5. "Other Events," the Company filed a press release reporting referral of its proposed acquisition of The Energy Group to the Monopolies and Mergers Commission in the United Kingdom.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date      August 12, 1997               By RICHARD T. O'BRIEN
     _________________________             _________________________________
                                           Richard T. O'Brien
                                           Senior Vice President
                                           (Chief Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION                             PAGE
_______                           ___________                             ____

          Exhibit 12(a):  Statements of Computation of Ratio of
          Earnings to Fixed Charges.

          Exhibit 12(b):  Statements of Computation of Ratio of
          Earnings to Fixed Charges and Preferred Stock Dividends.

          Exhibit 15:  Letter re unaudited interim financial
          information of awareness of incorporation by reference.

          Exhibit 27:  Financial Data Schedule for the quarter
          ended June 30, 1997 (filed electronically only).