Form 10-Q
period 1997-09-30
PACIFICORP /OR/
filed 1997-11-13
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               __________________

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


     YES   X       NO
         _____        _____


At October 31, 1997, there were 296,551,651 shares of registrant's common stock outstanding.

                                  PACIFICORP


                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION                                       2

  Item 1.      Financial Statements                                        2

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Statements of Cash Flows             3

               Condensed Consolidated Balance Sheets                       4

               Notes to Condensed Consolidated Financial Statements        6

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      11


PART II.       OTHER INFORMATION                                          32

  Item 1.      Legal Proceedings                                          32

  Item 6.      Exhibits and Reports on Form 8-K                           32


Signature                                                                 33

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                         Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                         ___________________     _________________
                                          1997        1996        1997       1996
                                         ______      ______      ______     ______

REVENUES                                $2,010.6    $1,011.9    $4,272.5   $2,751.9
                                         _______     _______     _______    _______

EXPENSES
  Operations                             1,464.0       464.2     2,700.0    1,211.9
  Maintenance                               49.9        49.2       164.6      158.9
  Administrative and general                74.9        69.3       225.0      194.4
  Depreciation and amortization            114.9       106.1       338.9      313.4
  Taxes, other than income taxes            25.8        25.8        79.6       80.6
                                         _______     _______     _______    _______
  TOTAL                                  1,729.5       714.6       3,508.1  1,959.2
                                         _______     _______     _______    _______

INCOME FROM OPERATIONS                     281.1       297.3       764.4      792.7
                                         _______     _______     _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                         112.8       103.1       331.6      309.0
  Interest capitalized                      (3.5)       (2.4)       (9.7)      (8.9)
  Other expense - net                      109.2         3.6       104.8        0.6
                                         _______     _______     _______    _______
  TOTAL                                    218.5       104.3       426.7      300.7
                                         _______     _______     _______    _______

Income from continuing operations
  before income taxes                       62.6       193.0       337.7      492.0
Income tax expense                          15.7        70.4       112.4      174.1
                                         _______     _______     _______    _______

Income from continuing operations           46.9       122.6       225.3      317.9

Discontinued Operations (less applicable
  income tax expense: 1997/$16.6 and
  $41.8, 1996/$13.0 and $34.7               27.1        20.3        64.5       54.1
                                         _______     _______     _______    _______

NET INCOME                                  74.0       142.9       289.8      372.0

RETAINED EARNINGS BEGINNING OF PERIOD      827.7       685.0       782.8      632.4
Cash dividends declared
  Preferred stock                           (5.5)       (5.7)      (16.6)     (23.5)
  Common stock per share: 1997 and
    1996/$.27 and $.81                     (80.1)      (79.5)     (239.9)    (238.2)
  Preferred stock retired                      -        (7.5)          -       (7.5)
                                         _______     _______     _______    _______
RETAINED EARNINGS END OF PERIOD         $  816.1    $  735.2    $  816.1   $  735.2
                                         =======     =======     =======    =======

EARNINGS ON COMMON STOCK (Net income
  less preferred dividend requirement)  $   68.2    $  136.6    $  271.8   $  347.7
Average number of common shares
  outstanding (Thousands)                296,347     294,396     295,884    291,594

EARNINGS PER COMMON SHARE
  Continuing operations                 $    .14    $    .39    $    .70   $   1.00
  Discontinued operations                    .09         .07         .22        .19
                                         _______     _______     _______    _______
  TOTAL                                 $    .23    $    .46    $    .92   $   1.19
                                         =======     =======     =======    =======


        See accompanying Notes to Condensed Consolidated Financial Statements

                                     PACIFICORP
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Millions of Dollars)
                                     (Unaudited)

                                                        Nine Months Ended
                                                         September 30,
                                                     ______________________
                                                      1997            1996
                                                     ______          ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                 $ 225.3          $ 317.9
  Adjustments to reconcile net income
    to net cash provided by operating
    activities

    Depreciation and amortization                     351.5            326.0
    Deferred income taxes and investment tax
      credits - net                                    20.7             18.1
    Other                                              82.8              (.7)
    Accounts receivable and prepayments              (225.6)           (67.9)
    Materials, supplies, fuel stock and
      inventory                                       (10.1)             9.3
    Accounts payable and accrued liabilities          168.8            106.4
                                                     ______           ______
  Net cash provided by continuing operations          613.4            709.1
  Net cash provided by (used in) discontinued
    operations                                         (3.7)            36.8
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES             609.7            745.9
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (440.2)          (377.2)
  Investments in and advances to
    affiliated companies - net                        (43.5)          (145.9)
  Operating companies and assets acquired            (293.7)          (176.8)
  Proceeds from sales of assets                         2.5             28.8
  Proceeds from sales of finance assets
    and principal payments                             52.6             61.8
  Other                                               (37.2)           (14.6)
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (759.5)          (623.9)
                                                     ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                           23.8           (200.6)
  Proceeds from long-term debt                        742.4            429.1
  Proceeds from issuance of common stock               29.1            210.7
  Proceeds from issuance of Trusts holding solely
    PacifiCorp debentures preferred securities        130.7            210.1
  Dividends paid                                     (256.0)          (261.5)
  Repayments of long-term debt                       (373.3)          (246.6)
  Redemptions of preferred stock                      (72.2)          (223.8)
  Other                                               (65.0)           (43.4)
                                                     ______           ______

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   159.5           (126.0)
                                                     ______           ______

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        9.7             (4.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        8.4             15.8
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  18.1          $  11.8
                                                     ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest (net of amount capitalized)            $ 382.9          $ 350.1
    Income taxes                                      115.2            150.6

        See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                   September 30,    December 31,
                                                       1997             1996
                                                   ____________     ____________

CURRENT ASSETS
  Cash and cash equivalents                          $    18.1        $     8.4
  Accounts receivable less allowance
    for doubtful accounts: 1997/$10.0
    and 1996/$8.5                                        915.1            620.9
  Materials, supplies and fuel stock at
    average cost                                         190.8            181.3
  Net assets of discontinued operations                  803.5            779.5
  Other                                                   46.9             71.8
                                                      ________         ________
  TOTAL CURRENT ASSETS                                 1,974.4          1,661.9

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                        11,997.8         11,698.8
  Australian Electric Operations                       1,292.4          1,361.9
  Other Operations                                       262.1             68.8
  Accumulated depreciation and amortization           (4,125.9)        (3,862.4)
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET            9,426.4          9,267.1

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            388.1            253.9
  Intangible assets - net                                567.3            480.7
  Regulatory assets - net                              1,008.4          1,022.8
  Finance note receivable                                212.1            214.6
  Finance assets - net                                   420.9            425.6
  Real estate investments                                239.9            217.0
  Deferred charges and other                             358.5            268.7
                                                      ________         ________
  TOTAL OTHER ASSETS                                   3,195.2          2,883.3
                                                      ________         ________

TOTAL ASSETS                                         $14,596.0        $13,812.3
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                       1997             1996
                                                   ____________     ____________

CURRENT LIABILITIES
  Long-term debt currently maturing                  $   627.8        $   219.8
  Notes payable and commercial paper                     707.4            683.5
  Accounts payable                                       602.7            477.5
  Taxes, interest and dividends payable                  344.7            290.8
  Customer deposits and other                            182.3             83.7
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            2,464.9          1,755.3

DEFERRED CREDITS
  Income taxes                                         1,816.7          1,801.0
  Investment tax credits                                 137.2            143.2
  Other                                                  660.4            713.2
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,614.3          2,657.4

MINORITY INTEREST                                         15.1             14.7

LONG-TERM DEBT                                         4,859.6          4,829.4

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES            340.4            209.7

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          175.0            178.0

PREFERRED STOCK                                           66.4            135.5

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1997/296,537,648
    and 1996/295,139,753                               3,266.1          3,236.8
  Retained earnings                                      816.1            782.8
  Cumulative currency translation adjustment             (21.9)            12.7
                                                      ________         ________
  TOTAL COMMON EQUITY                                  4,060.3          4,032.3
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES (See Note 5)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $14,596.0        $13,812.3
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 1997


 1.  FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of September 30, 1997 and December 31, 1996 and for the periods ended September 30, 1997 and 1996, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1996 Annual Report on Form 10-K.

     The condensed consolidated financial statements of the Company include its integrated domestic electric utility operating divisions of Pacific Power and Utah Power and its wholly owned and majority owned subsidiaries. Major subsidiaries, all of which are wholly owned, are: PacifiCorp Holdings, Inc. ("Holdings"), which holds all of the Company's nonintegrated electric utility investments, including Powercor Australia Limited ("Powercor"), an Australian electricity distributor; PacifiCorp Financial Services, Inc. ("PFS"), a financial services business; and PacifiCorp Power Marketing, Inc. ("PPM"), engaged in wholesale power trading in the eastern energy markets. On
April 15, 1997, Holdings acquired 100% of TPC Corporation ("TPC"), a natural gas gathering, processing, storage and marketing company. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated.

     The Company also owns a telecommunications operation, Pacific Telecom, Inc. ("PTI"). The Company has agreed to the disposal of this operation. See
Note 3. The Company disposed of Pacific Generation Company ("PGC") on November 1, 1997, and has agreed to the disposal of the natural gas gathering and processing assets of TPC. See Note 4. In addition, the Company has announced its intention to sell certain other assets held by its financial services business.

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

 2.  PROPOSED ACQUISITION

     On June 13, 1997, PacifiCorp announced a cash tender offer by PacifiCorp Acquisitions, a wholly owned subsidiary of Holdings, for The Energy Group PLC ("TEG") in a transaction valued at approximately $9.6 billion in debt and equity. TEG is a diversified international energy group with operations in the United

Kingdom (the "U.K."), the United States and Australia and includes Peabody Holding Company, Inc., the world's largest private producer of coal, and Eastern Group PLC, one of the leading integrated electricity and gas groups in the U.K. On August 1, 1997, the U.K. Secretary of State for Trade and Industry referred the proposed acquisition of TEG to the Monopolies and Mergers Commission (the "MMC"). The MMC is required to investigate whether the acquisition operates or may be expected to operate against the public interest and has stated its intent to deliver its report to the Secretary of State by November 21, 1997. The Company is cooperating fully with the MMC's investigation. The TEG acquisition also remains subject to antitrust review in the United States. The Company is in the process of responding to a second request for information from the Federal Trade Commission. Any recommend offer by the Company to acquire TEG will also require approval of TEG's Board of Directors.

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

     Under the terms of the original tender offer, the referral by the U.K. Secretary of State caused the tender offer to lapse. As a result, the financing facilities associated with the TEG acquisition terminated and the Company initiated steps to unwind its foreign exchange positions consistent with its policies on derivatives. As a result of the termination of these foreign exchange positions and initial option costs, the Company realized an after-tax loss of approximately $65 million, or $0.22 per share, in the third quarter of 1997. Generally accepted accounting principles require all costs related to currency hedge positions entered into in anticipation of an acquisition be expensed in the period incurred whether or not the Company is successful in completing the transaction.

     Additionally, the Company estimates it has incurred approximately
$60 million of other costs related to the TEG transaction for bank commitment and facility fees, legal expenses and other related costs. These costs have been deferred because the Company expects to make a new bid for TEG, if allowed. As mentioned above, there is risk that a transaction with TEG will not occur. If it becomes likely that the transaction will not occur or significant uncertainty arises, the Company will write off these transaction costs as a charge to income.

 3.  DISCONTINUED OPERATIONS

     On June 13, 1997, the Company announced the planned sale of its wholly owned telecommunications subsidiary, PTI, to Century Telephone Enterprises, Inc. ("Century") for $1.5 billion in cash plus the assumption of PTI's debt. The sale of PTI is subject to regulatory approvals in certain of the states in which it does business. Approval from the Federal Communications Commission was received on October 10, 1997. The sale of PTI is expected to close in the fourth quarter of 1997 at which time the Company expects to recognize an after-tax gain of approximately $370 million, or $1.25 per share.

     The net assets, operating results and cash flows of PTI have been classified as discontinued operations for all periods presented in the condensed financial statements and notes.

     Summarized results for PTI were as follows:

                                         Three-Month           Nine-Month
                                         Periods Ended        Periods Ended
                                         September 30,        September 30,
                                      __________________    _________________
                                       1997        1996      1997       1996
                                      ______      ______    ______     ______
                                                (Dollars in Millions)

     Revenues                         $154.0      $136.6    $416.2     $386.2
                                       _____       _____     _____      _____

     Income from discontinued
       operations before income
       taxes                          $ 43.7      $ 33.3    $106.3     $ 88.8
     Income taxes                       16.6        13.0      41.8       34.7
                                       _____       _____     _____      _____

     Income from discontinued
       operations                     $ 27.1      $ 20.3    $ 64.5     $ 54.1
                                       =====       =====     =====      =====

 4.  SALES OF SUBSIDIARIES

     On November 1, 1997, the Company completed the sale of PGC to NRG Energy, Inc. for $151 million in cash. An after-tax gain on the sale of approximately $30 million, or $0.10 per share, will be recognized in the fourth quarter of 1997. On October 28, 1997, TPC reached an agreement to sell all of the capital stock of three subsidiaries that hold its natural gas gathering and processing assets to El Paso Field Services Company for $195 million in cash. The sale of the natural gas gathering and processing assets of TPC is subject to certain conditions, including the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Act, and is expected to close in the fourth quarter of 1997. Holdings acquired the outstanding common stock of TPC in a cash tender offer in April this year and, under purchase accounting rules, no gain or loss will be recognized on the sale.

 5.  CONTINGENT LIABILITIES

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

 6.  GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
     COMPANY'S JUNIOR SUBORDINATED DEBENTURES

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

 7.  STOCK INCENTIVE PLAN

     During 1997, the Company formalized a plan under which selected employees, officers and directors and selected nonemployee agents, consultants, advisors and independent contractors may be granted options to purchase the Company's common stock. Options generally become exercisable in three equal installments on each of the first through third anniversaries of the grant date and have a maximum term of ten years. As of September 30, 1997, options have been granted to 193 officers and employees. Under the plan, 1,322,500 options were granted on June 3, 1997 and 193,500 options were granted on August 12, 1997 at prices of $19.75 and $21.25, respectively. These options to purchase the Company's common stock were issued at 100% of market price on the dates the options were granted. None of the options were exercisable as of September 30, 1997. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

 8.  NEW ACCOUNTING PRONOUNCEMENT ISSUED BUT NOT ADOPTED

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public enterprises reporting information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. Management is assessing the disclosure implications of this Statement.

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

Comparison of the three-month periods ended September 30, 1997 and 1996
_______________________________________________________________________

                                                                        %
                                      1997       1996     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution on
  common stock (1)
    Domestic Electric Operations     $ 87.5     $100.1    $(12.6)     (13)
    Australian Electric Operations     15.8        6.6       9.2      139
    Other Operations                  (62.2)       9.6     (71.8)       *
                                      _____      _____     _____
    Continuing Operations              41.1      116.3     (75.2)     (65)

    Discontinued Operations (2)        27.1       20.3       6.8       33
                                      _____      _____     _____

      Total                          $ 68.2     $136.6    $(68.4)     (50)
                                      =====      =====     =====

Earnings per common share
    Continuing Operations            $  .14     $  .39    $ (.25)     (64)
    Discontinued Operations (2)         .09        .07       .02       29
                                      _____      _____     _____

      Total                          $  .23     $  .46    $ (.23)     (50)
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

Earnings on common stock of PacifiCorp declined $68 million, or $0.23 per share. Third quarter 1997 results included a loss of $0.22 per share associated with closing foreign exchange positions.

Domestic Electric Operations earnings contribution decreased $13 million, or 13%. Income from operations declined $11 million, or 4%. Increased depreciation expense and higher outside service costs contributed to the decrease in operating income. Increased interest costs were offset in part by reduced income taxes.

The earnings contribution from Australian Electric Operations increased
$9 million due to 34% load growth at Powercor, mainly from the contestable customer market, and by reductions in generator energy prices. Contestable customers are those customers that are able to choose their electricity supplier.

The earnings contribution from Other Operations declined $72 million. Third quarter 1997 results included an after-tax loss of $65 million associated with closing foreign exchange positions relating to the Company's tender offer for TEG. After-tax interest expense for Other Operations increased $3 million due to higher debt balances as a result of the acquisition of Hazelwood power station ("Hazelwood").

The earnings contribution from the discontinued operations of PTI totaled
$27 million in 1997 compared to $20 million in 1996. Growth of 6% in customer access lines and increased cable capacity sales accounted for the increase.

Comparison of the nine-month periods ended September 30, 1997 and 1996
______________________________________________________________________

                                                                        %
                                      1997       1996     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution on
  common stock
    Domestic Electric Operations     $224.3     $248.5    $(24.2)     (10)
    Australian Electric Operations     44.9       22.5      22.4      100
    Other Operations                  (61.9)      22.6     (84.5)       *
                                      _____      _____     _____
    Continuing Operations             207.3      293.6     (86.3)     (29)

    Discontinued Operations            64.5       54.1      10.4       19
                                      _____      _____     _____

      Total                          $271.8     $347.7    $(75.9)     (22)
                                      =====      =====     =====

Earnings per common share
    Continuing Operations            $  .70     $ 1.00    $ (.30)     (30)
    Discontinued Operations             .22        .19       .03       16
                                      _____      _____     _____

      Total                          $  .92     $ 1.19    $ (.27)     (23)
                                      =====      =====     =====

*Not a meaningful number.

Earnings on common stock of PacifiCorp declined $76 million, or $0.27 per share. Results for 1997 included declines of $0.22 per share associated with closing foreign exchange positions, and $0.01 per share relating to billing adjustments for certain Domestic Electric industrial customers, offset in part by a $0.02 per share increase relating to acceleration of deferred credits associated with Tariff H customers in Australia. Results for 1996 included a $0.04 per share gain associated with asset sales at the Company's financial services and telecommunications subsidiaries.

Domestic Electric Operations earnings contribution declined $24 million, or 10%. Increases in retail and wholesale revenues were offset by higher operating, overhead and interest costs. Despite the earnings decline, Domestic Electric Operations experienced 3% growth in the average number of retail customers. Additionally, sales volumes for the wholesale electric business rose 86%. These revenue improvements were partially offset by higher purchased power and fuel expenses.

The earnings contribution from Australian Electric Operations increased
$22 million due to load growth of 33% at Powercor, mainly from the contestable customer market.

Earnings contributions from Other Operations declined $85 million. The 1997 results included an after-tax loss of $65 million associated with closing foreign exchange positions relating to the Company's tender offer for TEG, and after-tax interest expense of $5 million relating to Holdings' investment in Hazelwood. The 1996 results included gains associated with sales of financial assets totaling $10 million.

The earnings contribution from the discontinued operations of PTI increased $10 million. Increased customer access line growth of 6%, increased sales of enhanced services, growth in cellular operations and increased cable capacity sales primarily accounted for the change.

                             RESULTS OF OPERATIONS

Domestic Electric Operations
____________________________

Comparison of the three-month periods ended September 30, 1997 and 1996
_______________________________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                    $  184.1   $  182.0    $   2.1         1
  Commercial                        168.7      160.1        8.6         5
  Industrial                        201.6      207.7       (6.1)       (3)
  Other                               8.1        8.6        (.5)       (6)
                                  _______    _______    _______
    Retail sales                    562.5      558.4        4.1         1
  Wholesale sales                   409.7      210.5      199.2        95
  Other                              20.7       20.1         .6         3
                                  _______    _______    _______
      Total                         992.9      789.0      203.9        26

Operating expenses                  764.9      550.4      214.5        39
                                  _______    _______    _______
Income from operations              228.0      238.6      (10.6)       (4)
Interest expense                     81.5       72.6        8.9        12
Minority interest and other           (.3)      (1.1)        .8        73
Income taxes                         53.5       60.7       (7.2)      (12)
                                  _______    _______    _______
Net income                           93.3      106.4      (13.1)      (12)
Preferred dividend requirement        5.8        6.3        (.5)       (8)
                                  _______    _______    _______
Earnings contribution            $   87.5   $  100.1   $  (12.6)      (13)
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       2,832      2,806         26         1
  Commercial                        3,189      2,980        209         7
  Industrial                        5,572      5,627        (55)       (1)
  Other                               184        165         19        12
                                   ______     ______      _____
    Retail sales                   11,777     11,578        199         2
  Wholesale sales                  15,354      8,094      7,260        90
                                   ______     ______      _____
      Total                        27,131     19,672      7,459        38
                                   ======     ======      =====

Residential average usage (kWh)     2,331      2,375        (44)       (2)
Total customers (end of period) 1,427,478  1,398,166     29,312         2

Revenues

Domestic Electric revenues increased $204 million, or 26%, as a result of a $199 million, or 95%, increase in wholesale revenues and a $4 million, or 1%, increase in retail revenues. Retail revenues improved to $563 million mainly on the strength of increased energy sales volumes of 2%.

Wholesale revenues increased $199 million, or 95%, and associated energy sales volumes increased 90%. Increased short-term firm and spot market energy volumes added $169 million. Short-term firm and spot market sales prices averaged $23 per mWh compared to $16 per mWh for the same period in 1996. The increased prices added $30 million in revenues.

Residential revenues were up $2 million, or 1%. Growth in the average number of residential customers of 3% added $5 million to revenue. This increase was offset in part by price decreases of $1 million in the Company's Utah jurisdiction and by a decline in customer usage of $2 million, which was largely attributable to weather.

Commercial revenues grew by $9 million, or 5%, on a 7% increase in energy sales. Growth in the average number of customers of 2% added $4 million to revenues, while increased usage per customer added $6 million.

Industrial revenues decreased $6 million, or 3%. Mild weather and planting conditions reduced irrigation revenues by $9 million. Increased usage, primarily by industrial customers in Eastern Wyoming, added $3 million to revenue.

On February 12, 1997, the Division of Public Utilities and Committee of Consumer Service in Utah filed a joint petition with the Utah Public Service Commission (the "PSC") requesting the Commission to commence proceedings to establish new rates for Utah customers. The petitioners requested an immediate hearing on a $12 million interim rate reduction and a subsequent general rate case, which the petitioners alleged could result in rates being reduced as much as $54 million. On March 4, 1997, the Utah Legislature passed a bill which created a legislative task force to study stranded cost issues and the timing of customer choice. The bill froze rates in Utah at January 31, 1997 levels until 60 days following the conclusion of the 1998 legislative general session, which is expected to occur March 7, 1998. The PSC is precluded from holding any hearings on rate changes during the freeze period. The Company agreed to an interim price decrease to Utah customers of $12.4 million annually on April 15, 1997. The effect on retail revenues for the period from April 15, 1997 through September 30, 1997 was a decrease of $6 million. Depending on actions taken by the Utah Legislature, the PSC could hold rate hearings after the freeze period expires in 1998, with any price change retroactively effective to the date of the rate case petition.

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

Operating Expenses

Purchased power and wheeling expense increased $199 million, or 119%, to $366 million. Short-term firm and spot market energy purchases were up $166 million, or 7.4 million mWh, more than doubling the amount of purchases in the same period of 1996. Short-term firm and spot market purchase prices averaged $22 per mWh in the quarter versus $15 per mWh in the third quarter of 1996. The increase in purchased power costs included $26 million relating to price increases.

Net power costs in the quarter were $6.81 per mWh, compared to $6.75 per mWh, a 1% increase. Net power cost represents the net cost to serve the Company's domestic retail customers on a mWh basis. This is measured by the sum of fuel, purchased power and wheeling expense, less wholesale power and wheeling revenues. The increase in net power cost is attributable to higher average fuel costs offset in part by increased hydro generation and increased wholesale revenue contribution, primarily from higher short-term firm and spot market sales.

Administrative and general expenses increased $5 million, or 7%, to $77 million. The increase resulted from higher outside service costs.

Depreciation and amortization expense increased $6 million, or 7%, to $92 million. The increase is attributed to increased plant in service.

Other Income and Expense

Interest expense increased $9 million, or 12%. The increase was attributable to higher debt balances as the result of increased capital contributions to Holdings relating to the acquisition of TPC in the second quarter of 1997.

Income tax expense declined $7 million, or 12%, as a result of a decrease in taxable income.

Comparison of the nine-month periods ended September 30, 1997 and 1996
______________________________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                    $  588.6   $  576.5   $   12.1         2
  Commercial                        474.9      459.3       15.6         3
  Industrial                        537.5      545.3       (7.8)       (1)
  Other                              24.1       24.2        (.1)        -
                                  _______    _______    _______
    Retail sales                  1,625.1    1,605.3       19.8         1
  Wholesale sales                   893.8      507.5      386.3        76
  Other                              58.6       46.2       12.4        27
                                  _______    _______    _______
      Total                       2,577.5    2,159.0      418.5        19

Operating expenses                1,968.9    1,523.8      445.1        29
                                  _______    _______    _______
Income from operations              608.6      635.2      (26.6)       (4)
Interest expense                    235.7      217.8       17.9         8
Minority interest and other         (13.4)     (14.6)       1.2         8
Income taxes                        144.0      159.2      (15.2)      (10)
                                  _______    _______    _______
Net income                          242.3      272.8      (30.5)      (11)
Preferred dividend requirement       18.0       24.3       (6.3)      (26)
                                  _______    _______    _______
Earnings contribution            $  224.3   $  248.5   $  (24.2)      (10)
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       9,294      9,260         34         -
  Commercial                        8,811      8,500        311         4
  Industrial                       15,472     15,382         90         1
  Other                               546        480         66        14
                                   ______     ______     ______
    Retail sales                   34,123     33,622        501         1
  Wholesale sales                  37,456     20,166     17,290        86
                                   ______     ______     ______
      Total                        71,579     53,788     17,791        33
                                   ======     ======     ======

Residential average usage (kWh)     7,694      7,878       (184)       (2)
Total customers (end of period) 1,427,478  1,398,166     29,312         2

Revenues

Domestic Electric revenues increased $419 million, or 19%, as a result of a $386 million, or 76%, increase in wholesale revenues and a $20 million, or 1%, increase in retail revenues. Retail revenues were 1% higher due to increased energy volumes associated with customer growth. This increase was partially offset by decreased usage largely attributable to the effects of weather.

Increased power marketing activity led to an 86% increase in wholesale energy sales and a $386 million, or 76%, increase in revenues. Increased short-term firm and spot market energy volumes added $318 million. Short-term firm and spot market sales prices averaged $19 per mWh compared to $13 per mWh for the same period in 1996. The increased prices added $55 million to revenues. Increased long-term firm sales volumes added $9 million.

Residential revenues were up $12 million, or 2%. Growth in the average number of customers of 3% added $14 million to revenue. Higher average prices increased revenues $8 million primarily due to increased rates in Oregon and Wyoming, partially offset by the $6 million decrease in Utah described above. These increases were offset in part by declining customer usage of $11 million, which is largely attributable to weather.

Commercial revenues grew by $16 million, or 3%, on a 4% increase in energy sales. Growth in the average number of customers of 3% added $15 million to revenues, while increased usage per customer added $2 million.

Industrial revenues decreased $8 million, or 1%, despite a 1% increase in energy sales. Billing adjustments for certain customers reduced revenues by $6 million. Rate decreases in Utah, partially offset by increases in Wyoming, reduced revenues by $4 million. Increased usage, primarily for small to medium-sized industrial customers in Oregon and large industrial customers in Eastern Wyoming, added $10 million to revenue. Mild weather and planting conditions reduced irrigation revenues by $8 million.

Operating Expenses

Purchased power and wheeling expense increased $370 million, or 89%, to $787 million. Short-term firm and spot market energy purchases were up
$283 million, or 16.4 million mWh, more than doubling the amount of purchases in the same period of 1996. Short-term firm and spot market purchase prices averaged $17 per mWh versus $11 per mWh in 1996. The increase in energy prices added $63 million to costs and increased long-term firm purchased power contracts added $12 million.

Fuel expense increased $23 million, or 7%, to $339 million. Thermal generation was up 3% to 35.8 million mWh, adding $16 million to fuel costs.

Net power costs were $6.80 per mWh, compared to $6.84 per mWh in 1996, a 1% decrease. The lower net power cost is attributable to an 11% increase in hydro generation and a larger wholesale revenue contribution, offset in part by higher average fuel costs.

Other operations and maintenance expense increased $18 million, or 6%, to $345 million. The higher expense was caused by increases of $5 million in generation plant operating costs and $6 million of demand side revenue amortization, which is recovered through other revenue. Additionally, customer service expenses increased $5 million, tree trimming expense increased $2 million and costs associated with storm damage in late 1996 of $3 million were recorded.

Administrative and general expenses increased $17 million, or 8%, to $226 million. The increase resulted from higher employee-related expenses and outside service costs totaling $7 million and $9 million, respectively. Also included in the increase is $4 million in amortization of deferred regulatory costs for post retirement benefits, recovered through revenues in Oregon and Wyoming price increases.

Depreciation and amortization expense increased $18 million, or 7%, to $272 million. The increase was attributable to increased plant in service, including the addition of the Hermiston plant in July 1996 and the Company's new customer service system.

Other Income and Expense

Interest expense increased $18 million, or 8%. The increase was attributable to higher debt balances as the result of the acquisition of the Hermiston plant in July 1996, and capital contributions to Holdings relating to the acquisition of TPC in the second quarter of 1997.

Minority interest expense increased $10 million due to issuances in June 1996 and August 1997 of Company obligated preferred securities of wholly owned subsidiary trusts. Increased sales of surplus dioxide emission allowances added $7 million to other income.

Income tax expense declined $15 million, or 10%, as a result of a decrease in taxable income.

Preferred dividend requirements declined $6 million due to the redemptions of preferred stock in July 1996 and August 1997.

Australian Electric Operations
______________________________

Comparison of the three-month periods ended September 30, 1997 and 1996
_______________________________________________________________________

                                                                        %
                                      1997       1996     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Residential                      $ 66.4     $ 67.7     $(1.3)      (2)
    Commercial                         50.6       47.2       3.4        7
    Industrial and other               62.8       57.8       5.0        9
                                      _____      _____      ____
                                      179.8      172.7       7.1        4
    Other                               5.6        5.4        .2        4
                                      _____      _____      ____
        Total                         185.4      178.1       7.3        4

  Operating expenses                  147.3      143.6       3.7        3
                                      _____      _____      ____
  Income from operations               38.1       34.5       3.6       10
  Interest expense                     15.4       18.8      (3.4)     (18)
  Other income                          (.4)        .5       (.9)       *
  Income taxes                          8.4        8.6       (.2)      (2)
                                      _____      _____      ____
  Earnings contribution              $ 14.7     $  6.6     $ 8.1      123
                                      =====      =====      ====

Hazelwood Earnings Contribution (a)  $  1.1     $    -     $ 1.1        *
                                      =====      =====      ====

Powercor energy sales (millions of kWh)
  Residential                           777        747        30        4
  Commercial                            724        523       201       38
  Industrial and other                1,445        932       513       55
                                      _____      _____       ___
        Total                         2,946      2,202       744       34
                                      =====      =====       ===

*Not a meaningful number.
(a) Acquired September 13, 1996.

Revenues

Powercor's revenues increased $7 million, or 4%. The increase was attributable to increased energy sales volumes of 744 million kWh, or 34%.

Energy volumes to contestable customers outside Powercor's franchise area were up 712 million kWh and added $21 million to revenue due to customer gains in Victoria and New South Wales. This included increased energy volumes for customers in Victoria of 263 million kWh that added $7 million to revenue, as well as 449 million kWh sold in 1997 to customers in the recently deregulated market in New South Wales that added $14 million to revenue.

Revenue inside Powercor's franchise area from franchise and contestable customers decreased $14 million, or 9%. Lower average realized prices reduced revenue by $16 million. This reduction was offset in part by increased energy volumes of 26 million kWh.

Operating Expenses

Purchased power expense decreased $4 million, or 4%, to $81 million. Lower pool prices reduced power costs by $32 million, offset in part by a 34% increase in purchased power volumes that added $28 million to costs. Purchased power prices averaged $28 per mWh, compared to $38 per mWh in 1996.

Other operations expense increased $9 million, or 45%, to $28 million. Increased sales to contestable customers outside Powercor's franchise area resulted in higher network and grid fees of $13 million. This was offset in part by higher network revenues of $4 million from customers inside Powercor's franchise area serviced by other electricity companies.

Interest expense decreased $3 million, or 18%, primarily due to reduced interest rates.

Income tax expense was $8 million, which approximated 1996 amounts. The effective tax rate in 1997 is lower than 1996 due to adjustments made in 1996 for prior period tax accruals.

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

Hazelwood

The Company recorded earnings in 1997 of $1 million, excluding the effect of interest charges, on its equity investment in the Hazelwood power station, which was purchased in September of 1996. Hazelwood sells its generation output through a state-wide generation pool and under bilateral contracts directly with Victorian distribution companies. Pool and contract prices vary depending on the same factors described above with respect to Powercor's purchases. Power prices are highest in the Australian winter months because demand is highest, which generally is expected to result in higher profit margins for Hazelwood during the second and third calendar quarters.

Comparison of the nine-month periods ended September 30, 1997 and 1996
______________________________________________________________________

                                                                        %
                                      1997       1996     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Residential                      $186.3     $180.5     $ 5.8        3
    Commercial                        149.8      115.1      34.7       30
    Industrial and other              181.4      164.0      17.4       11
                                      _____      _____      ____
                                      517.5      459.6      57.9       13
    Other                              29.4       18.0      11.4       63
                                      _____      _____      ____
        Total                         546.9      477.6      69.3       15

  Operating expenses                  426.6      383.8      42.8       11
                                      _____      _____      ____
  Income from operations              120.3       93.8      26.5       28
  Interest expense                     49.9       56.6      (6.7)     (12)
  Other (income) expense - net          (.9)       1.4      (2.3)       *
  Income taxes                         25.7       13.3      12.4       93
                                      _____      _____      ____
  Earnings contribution              $ 45.6     $ 22.5     $23.1      103
                                      =====      =====      ====

Hazelwood Earnings Contribution (a)  $  (.7)    $    -     $ (.7)       *
                                      =====      =====      ====

Powercor energy sales (millions of kWh)
  Residential                         2,060      2,004        56        3
  Commercial                          2,014      1,268       746       59
  Industrial and other                3,899      2,718     1,181       43
                                      _____      _____     _____
      Total                           7,973      5,990     1,983       33
                                      =====      =====     =====

*Not a meaningful number.
(a) Acquired September 13, 1996.

Revenues

Powercor's revenues increased $69 million, or 15%. The increase was attributable to increased energy sales volumes of 1,983 million kWh, or 33%.

Energy volumes to contestable customers outside Powercor's franchise area were up 2,007 million kWh and added $77 million to revenue. This includes increased energy volumes for customers in Victoria of 1,242 million kWh which added $53 million to revenue, and energy volumes in 1997 for new customers in New South Wales of 765 million kWh, which added $24 million to revenue.

Revenue from customers inside Powercor's franchise area decreased $21 million, or 5%. Lower average realized prices reduced revenue by $19 million. Decreased energy volumes of 24 million kWh, including the net effect of customers lost and gained due to contestability in Powercor's franchise area, reduced revenue by $2 million.

Other revenues increased $11 million as a result of accelerated amortization of deferred credits associated with the movement of Tariff H customers to market-based contracts, and increased cable television income. The deferred credits were recorded at the time Powercor was acquired.

Operating Expenses

Purchased power expense increased $15 million, or 7%, to $236 million. A 33% increase in purchased power volumes that added $73 million to costs was offset in part by lower pool prices of $58 million. Purchased power prices averaged $30 per mWh compared to $37 per mWh in 1996.

Other operations expense increased $27 million, or 65%. Increased sales to contestable customers outside Powercor's franchise area resulted in higher network and grid fees of $37 million. This was offset in part by higher network revenues of $10 million from customers inside Powercor's franchise area serviced by other electricity companies.

Interest expense decreased $7 million, or 12%, primarily due to reduced interest rates.

Income tax expense increased $12 million. The increase is primarily due to higher taxable income in 1997.

Hazelwood

The Company recorded a $1 million loss, before the effect of interest charges, in 1997 on its equity investment in Hazelwood.

Discontinued Telecommunications Operations
__________________________________________

Comparison of the three-month periods ended September 30, 1997 and 1996
_______________________________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Local network service            $ 39.5     $ 35.5      $ 4.0        11
  Network access service             69.2       64.3        4.9         8
  Cellular and other                 45.3       36.8        8.5        23
                                    _____      _____       ____
     Total                          154.0      136.6       17.4        13
Operating expenses                  102.9       95.1        7.8         8
                                    _____      _____       ____
Income from operations               51.1       41.5        9.6        23
Interest expense                     10.2       10.0         .2         2
Other income - net                   (2.8)      (1.8)      (1.0)      (56)
Income taxes                         16.6       13.0        3.6        28
                                    _____      _____       ____
Earnings contribution              $ 27.1     $ 20.3      $ 6.8        33
                                    =====      =====       ====

Telephone access lines (end
  of period)                      613,422    553,154     60,268        11

Revenues

PTI's revenues increased $17 million, or 13%. Growth of 6% in local exchange access lines, excluding acquisitions, and growth in enhanced services added $3 million to revenue. Network access service revenue increased $3 million due to prior period revenue adjustments and $2 million due to increased minutes of use. Customer growth increased cellular revenue $3 million and increased sales of cable capacity added $6 million.

Operating Expenses

Operating expenses increased $8 million, or 8%. The increase included $1 million attributable to local exchange access line growth, $2 million in depreciation expense for increased local exchange company plant balances and $4 million for increased sales of cable capacity.

Other Income and Expense

Interest expense for the third quarter of 1997 was $10 million which approximated 1996 levels. Income taxes increased $4 million in 1997 due to increased taxable income.

Comparison of the nine-month periods ended September 30, 1997 and 1996
______________________________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Local network service            $112.7     $102.0      $10.7        10
  Network access service            198.7      190.4        8.3         4
  Cellular and other                104.8       93.8       11.0        12
                                    _____      _____       ____
     Total                          416.2      386.2       30.0         8
Operating expenses                  283.0      271.4       11.6         4
                                    _____      _____       ____
Income from operations              133.2      114.8       18.4        16
Interest expense                     30.4       30.6        (.2)       (1)
Other income - net                   (3.5)      (4.6)       1.1        24
Income taxes                         41.8       34.7        7.1        20
                                    _____      _____       ____
Earnings contribution              $ 64.5     $ 54.1      $10.4        19
                                    =====      =====       ====

Telephone access lines (end
  of period)                      613,422    553,154     60,268        11

Revenues

PTI's revenues increased $30 million, or 8%. Growth of 6% in local access lines, excluding acquisitions, and growth in enhanced services added $9 million to local network service revenues. Network access service revenues increased $3 million due to higher minutes of use and $3 million due to prior year revenue adjustments. Cellular and other revenues increased $6 million due to cellular customer growth and $4 million due to additional sales of cable capacity.

Operating Expenses

Operating expenses increased $12 million, or 4%.  The increase included
$2 million in costs for increased local exchange access lines, $4 million in depreciation for increased local exchange plant assets, and $2 million for increased cost of cable capacity sales.

Other Income and Expense

Other income included a $2 million decrease due to a reduction in gains on sales of cellular properties.

Income taxes increased $7 million primarily due to an increase in taxable income in 1997.

Other Operations
________________

Comparison of the three-month periods ended September 30, 1997 and 1996
_______________________________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues                           $832.3      $44.8     $787.5         *
                                    _____       ____      _____

Income from operations             $ 15.0      $24.2     $ (9.2)      (38)
                                    _____       ____      _____

Earnings contribution
  TPC                              $ (0.7)     $   -     $ (0.7)        *
  PPM                                 1.4        1.6       (0.2)      (13)
  PFS                                 5.2        5.2          -         -
  PGC                                 3.0        4.5       (1.5)      (33)
  Holdings and other                (70.9)      (1.7)     (69.2)        *
                                    _____       ____      _____
    Total                          $(62.2)     $ 9.6     $(71.8)        *
                                    =====       ====      =====

*Not a meaningful number.

Third quarter 1997 results for Other Operations included an after-tax loss of $65 million, or $0.22 per share, associated with closing foreign exchange positions relating to the Company's offer for TEG. See "Investing Activities, Acquisitions and Planned Expansion."

TPC, which was acquired in April 1997, incurred a $1 million loss in the quarter on revenues of $258 million and PGC's earnings declined $2 million. The assets of PGC were sold on November 1, 1997 for $151 million in cash. On October 28, 1997, TPC entered into an agreement to sell its natural gas gathering and processing assets for $195 million. See "Investing Activities, Asset Dispositions."

The earnings from PPM were $1 million in the third quarter of 1997, which approximated earnings for the same period in 1996. Third quarter revenues increased $542 million to $545 million on increased energy trading activity.

After-tax interest expense for Other Operations increased $3 million in 1997. The increase is attributable in part to higher debt balances as a result of the acquisition of Hazelwood.

Comparison of the nine-month periods ended September 30, 1997 and 1996
______________________________________________________________________

                                                                        %
                                    1997       1996      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues                         $1,148.1     $115.3   $1,032.8         *
                                  _______      _____    _______

Income from operations           $   35.5     $ 63.7   $  (28.2)      (44)
                                  _______      _____    _______

Earnings contribution
  TPC                            $   (1.6)    $    -   $   (1.6)        *
  PPM                                (0.7)      (0.1)      (0.6)        *
  PFS                                14.7       23.6       (8.9)      (38)
  PGC                                 7.0        6.7        0.3         4
  Holdings and other                (81.3)      (7.6)     (73.7)        *
                                  _______      _____    _______
    Total                        $  (61.9)    $ 22.6   $  (84.5)        *
                                  =======      =====    =======

*Not a meaningful number.

Other Operations incurred losses of $62 million in the 1997 period compared to income of $23 million in 1996. The 1997 results for Other Operations included an after-tax loss of $65 million, or $0.22 per share, associated with closing foreign exchange positions relating to the Company's offer for TEG. Conversely, the 1996 earnings included gains of $9 million relating to sales of financial service assets. Revenues and income from operations for PFS were $35 million and $11 million, respectively, in 1997 compared to $65 million and $34 million, respectively, in 1996. The reduction in revenue and income from operations resulted from sales of finance assets.

TPC, acquired in April 1997, incurred a net loss of $2 million in 1997 on revenues of $410 million. PPM's revenues increased $650 million to $653 million on increased energy trading activities; however, its recorded loss of $1 million was virtually unchanged from the prior period.

After-tax interest expense for Other Operations increased $8 million in 1997. The increase is attributable in part to higher debt balances as a result of the acquisitions of Hazelwood and TPC.

FINANCIAL CONDITION -

     For the nine months ended September 30, 1997:

OPERATING ACTIVITIES

     Net cash flows provided by continuing operations were $613 million during the period compared to $709 million in the first nine months of 1996. The
$96 million decrease in operating cash flows was primarily attributable to cash expenditures relating to the proposed acquisition of TEG.

INVESTING ACTIVITIES

     Capital spending totaled $777 million in 1997 compared with $700 million in 1996. Construction expenditures totaled $440 million in 1997 compared to $377 million in 1996 due primarily to higher expenditures for Domestic Electric Operations and Australian Electric Operations.

Acquisitions and Planned Expansion--

     As required under the rules of the U.K. Takeover Code, the Company was required to demonstrate that it had both adequate committed financing and the appropriate amount of sterling to eliminate the risk of exchange rate changes between the offer announcement date for TEG and the expected closing date. As a result, the Company entered into 1.45 billion pounds of foreign exchange contracts to lock-in a strike price of approximately $1.64 per pound sterling.

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

     At the time the offer lapsed and the Company had initiated steps to withdraw from the foreign exchange positions, the dollar-sterling exchange rate was approximately $1.63. By the time the positions were closed, however, the exchange rate fell to approximately $1.58, resulting in an after-tax loss of approximately $56 million. In addition, the cost of the initial options was approximately $9 million after tax. These losses, totaling $65 million, or $0.22 per share, were recorded in the third quarter. Generally accepted accounting principles require all costs related to currency hedge transactions entered into in anticipation of an acquisition be expensed in the period incurred whether or not the Company is successful in completing the transaction.

     In the event the Company is able to renew its offer for TEG, it would expect to enter into foreign exchange positions to adhere to both internal hedging requirements and the U.K. Takeover Code provisions.

     Additionally, the Company estimates it has incurred approximately
$60 million of other costs related to the TEG transaction for bank commitment and facility fees, legal expenses and other related costs. These costs have been deferred because the Company expects to proceed with the TEG transaction, if allowed.

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

Sales of Subsidiaries--

     See Note 4 for information concerning the sale of PGC to NRG Energy, Inc.

     On October 28, 1997, TPC reached an agreement to sell all of the capital stock of three subsidiaries that hold its natural gas gathering and processing systems to El Paso Field Services Company for $195 million. The Company will retain TPC's gas marketing and Market Hub Partners salt-dome storage operations, headquartered in Houston.

Discontinued Operations--

     See Note 3 for information concerning the sale of PTI to Century.

     On September 30, 1997, PTI acquired local exchange assets in Minnesota serving approximately 27,000 access lines from US WEST Communications, Inc. for approximately $103 million in cash. On October 6, 1997, PTI acquired local exchange assets in Fairbanks, Alaska, serving approximately 34,000 access lines and 6,800 cellular customers from the City of Fairbanks for $84 million, and on October 31, 1997, PTI acquired local exchange assets in Michigan serving approximately 12,000 access lines from GTE North Incorporated for approximately $34 million in cash. These acquisitions were funded by cash from PTI's operations of $98 million, escrow accounts of $6 million and the issuance of external debt by PTI of $117 million.

CAPITALIZATION

     At September 30, 1997, the Company had approximately $515 million of commercial paper and uncommitted bank borrowings outstanding at an average weighted rate of 5.7%. These borrowings are supported by $700 million of revolving credit agreements. At September 30, 1997, the consolidated subsidiaries had access to $1.6 billion of short-term funds through committed bank revolving credit agreements. Subsidiaries had $169 million of commercial paper outstanding at September 30, 1997, as well as borrowings of $1.1 billion under bank revolving credit facilities. At September 30, 1997, the Companies had $1.1 billion of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.

     On May 8, 1997, the Company received proceeds of $400 million from a term loan agreement with certain institutional lenders. The proceeds were used to repay short-term debt.

     During July 1997, the Company issued $300 million of secured medium-term notes in the form of First Mortgage and Collateral Trust Bonds as follows:
$175 million of 6.75% notes due July 15, 2004 and $125 million of 7.0% notes due July 15, 2009. Proceeds were used to repay short-term debt that had been reclassified as long-term debt at June 30, 1997.

     On August 4, 1997, a wholly owned subsidiary Trust issued, in a public offering, 5,400,000 of its 7.70% Preferred Securities for proceeds of $135 million. Concurrent with the issuance of the Preferred Securities, the Trust issued Series A Common Securities to the Company in the amount of $4 million. The sole asset of the Trust is $139 million of Series D Debentures issued by the Company. The net proceeds to the Company from the issuance of the Debentures is $131 million. See Note 6 to Condensed Consolidated Financial Statements.

     During 1997, the Company redeemed all outstanding shares of its $1.98 and $7.12 No Par Serial Preferred Stock. The aggregate stated value of the shares redeemed was $72 million.
______________________________________________________________________________

     The condensed consolidated financial statements as of September 30, 1997 and December 31, 1996 and for the three-month and nine-month periods ended September 30, 1997 and 1996 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         3900 US Bancorp Tower         Telephone:(503)222-1341
                         111 SW Fifth Avenue           Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income and retained earnings for the three- and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997 (March 11, 1997 as to Note
15), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

October 17, 1997

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          Regarding the Notice of Violation and Order issued by the Wyoming Department of Environmental Quality in regard to Unit 4 of the Jim Bridger Power Plant (see "Item 3. Legal Proceedings" at page 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996), the matter has been fully resolved by payment of a $38,000 fine.

          In Sierra Club v. Tri-State Generation and Transmission Association,
             _________________________________________________________________
          Inc., et al. (see "Item 3. Legal Proceedings" at page 22 of the
          ____
          Company's Annual Report on Form 10-K for the year ended December 31,
          1996), the maximum penalty which the EPA may assess has been increased from $25,000 to $27,500 per day per violation.

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

          Exhibit 27: Financial Data Schedule for the quarter ended September 30, 1997 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K dated October 15, 1997, under Item 5. "Other Events," the Company filed its news release relating to an agreement entered into by PacifiCorp Holdings, Inc. to sell Pacific Generation Company to NRG Energy, Inc., a wholly owned subsidiary of Northern States Power.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date    November 13, 1997               By RICHARD T. O'BRIEN
     _________________________             _________________________________
                                           Richard T. O'Brien
                                           Senior Vice President
                                           (Chief Financial Officer)

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

          Exhibit 27:  Financial Data Schedule for the quarter
          ended September 30, 1997 (filed electronically only).