Form 10-K
period 1997-12-31
PACIFICORP /OR/
filed 1998-03-27
CIK 75594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-5152
                           --------------------------
                                   PACIFICORP
             (Exact name of registrant as specified in its charter)

              STATE OF OREGON                          93-0246090
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                    No.)
    700 N.E. MULTNOMAH, PORTLAND, OREGON               97232-4116
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (503) 731-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
------------------------------------------------  ---------------------------
Common Stock                                      New York Stock Exchange
                                                    Pacific Stock Exchange
8 3/8% Quarterly Income Debt Securities (Junior   New York Stock Exchange
  Subordinated Deferrable Interest Debentures,
  Series A)
8.55% Quarterly Income Debt Securities (Junior    New York Stock Exchange
  Subordinated Deferrable Interest Debentures,
  Series B)
8 1/4% Cumulative Quarterly Income Preferred      New York Stock Exchange
  Securities, Series A, of PacifiCorp Capital I
7.70% Cumulative Quarterly Income Preferred       New York Stock Exchange
  Securities, Series B, of PacifiCorp Capital II

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                           --------------------------

               5% PREFERRED STOCK (CUMULATIVE; $100 STATED VALUE)
             SERIAL PREFERRED STOCK (CUMULATIVE; $100 STATED VALUE)
       NO PAR SERIAL PREFERRED STOCK (CUMULATIVE; VARIOUS STATED VALUES)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On March 1, 1998, the aggregate market value of the shares of voting and nonvoting common equity of the Registrant held by nonaffiliates was approximately $7.4 billion.

    As of March 1, 1998, there were 297,215,100 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1997 are incorporated by reference in Parts I and II.

    Portions of the proxy statement of the Registrant for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                 NO.
                                                                                                                -----
Definitions................................................................................................           3

Part I
  Item 1.      Business....................................................................................           4
                 The Organization..........................................................................           4
                 Domestic Electric Operations..............................................................           5
                 Australian Electric Operations............................................................          14
                 Unregulated Energy Trading................................................................          21
                 Other Operations..........................................................................          21
                 Discontinued Operations...................................................................          22
                 Employees.................................................................................          22
  Item 2.      Properties..................................................................................          22
  Item 3.      Legal Proceedings...........................................................................          25
  Item 4.      Submission of Matters to a Vote of Security Holders.........................................          26
  Item 4A.     Executive Officers of the Registrant........................................................          26

Part II
  Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................          28
  Item 6.      Selected Financial Data.....................................................................          28
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......          28
  Item 7A.     Quantitative and Qualitative Disclosures about Market Risk..................................          28
  Item 8.      Financial Statements and Supplementary Data.................................................          28
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          28

Part III
  Item 10.     Directors and Executive Officers of the Registrant..........................................          28
  Item 11.     Executive Compensation......................................................................          29
  Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................          29
  Item 13.     Certain Relationships and Related Transactions..............................................          29

Part IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................          29

Signatures.................................................................................................          32

Appendices
  Statements of Computation of Ratio of Earnings to Fixed Charges
  Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
  List of Subsidiaries

                                  DEFINITIONS

    When the following terms are used in the text they will have the meanings indicated:

TERM                                                                       MEANING
------------------------------------------  ---------------------------------------------------------------------
BPA.......................................  Bonneville Power Administration

Company...................................  PacifiCorp, an Oregon corporation

FERC......................................  Federal Energy Regulatory Commission

Hazelwood.................................  Hazelwood Power Partnership, a 19.9% indirectly owned investment of
                                              Holdings

Holdings..................................  PacifiCorp Group Holdings Company, a wholly owned subsidiary of the
                                              Company, formerly named PacifiCorp Holdings, Inc., and its wholly owned subsidiary, PacifiCorp International Group Holdings Company

PGC.......................................  Pacific Generation Company, a wholly owned subsidiary of Holdings until its sale in November 1997, and its subsidiaries

PFS.......................................  PacifiCorp Financial Services, Inc., a wholly owned subsidiary of
                                              Holdings, and its subsidiaries

Pacific Power.............................  Pacific Power & Light Company, the assumed business name of the
                                              Company under which it conducts a portion of its retail electric operations

PPM.......................................  PacifiCorp Power Marketing, Inc., a wholly owned subsidiary of
                                              Holdings

PTI.......................................  Pacific Telecom, Inc., a wholly owned subsidiary of Holdings until its sale in December 1997, and its subsidiaries

Powercor..................................  Powercor Australia Limited, a wholly owned subsidiary of Holdings, and its immediate parent companies, PacifiCorp Australia Holdings
                                              Pty Ltd and PacifiCorp Australia, LLC

TPC.......................................  TPC Corporation, a wholly owned subsidiary of Holdings, and its subsidiaries

Utah Power................................  Utah Power & Light Company, the assumed business name of the Company under which it conducts a portion of its retail electric operations

                                     PART I

ITEM 1. BUSINESS

                                THE ORGANIZATION

    The Company is a diversified energy company in the United States and Australia. In the United States, the Company conducts a retail electric utility business through Pacific Power and Utah Power, and engages in power production and sales on a wholesale basis under the name PacifiCorp. The Company formed Holdings in 1984 to hold the stock of the Company's principal subsidiaries and to facilitate the conduct of businesses not regulated as domestic electric utilities. Holdings owns 100% of Powercor, the largest of the five electric distribution companies in Victoria, Australia, and a 19.9% interest in the 1,600 megawatt ("MW"), brown coal-fired thermal Hazelwood power station and adjacent brown coal mine in Victoria. The Company's strategic business plan is to strengthen the domestic and international scope and competitive position of its electric utility operations and to develop and expand its nonregulated, energy-related activities, including its energy marketing and trading businesses. The Company's goal is to become a dominant supplier of energy on a global basis.

    The Company is also expanding its nonregulated businesses that are engaged in wholesale marketing and aggregating of electricity, plant and fuels management, utilities services and retail energy services. PPM has authorization from the FERC to sell power outside of the western United States at market prices. On April 15, 1997, Holdings acquired 100% of TPC, a natural gas gathering, processing, storage and marketing company. In December 1997, TPC sold its nonstrategic natural gas gathering and processing assets. See "UNREGULATED ENERGY TRADING."

    Holdings continues to liquidate portions of the loan, leasing, real estate and affordable housing investment portfolio of PFS. PFS presently expects to retain only its tax-advantaged investments in leveraged lease assets (primarily aircraft) and is limiting its pursuit of tax-advantaged investment opportunities to alternative fuels.

    The Company sold PTI on December 1, 1997 and PGC on November 5, 1997. See "DISCONTINUED OPERATIONS" and "OTHER OPERATIONS--Pacific Generation Company."

    On June 13, 1997, PacifiCorp announced a cash tender offer for The Energy Group PLC ("TEG"). TEG is a diversified international energy group with operations in the United Kingdom ("UK"), the United States and Australia and includes Eastern Group PLC, one of the leading integrated electricity and gas groups in the UK and Peabody Holding Company, Inc., the world's largest private producer of coal. The Company's initial offer lapsed on August 1, 1997 when it was referred to the Monopolies and Mergers Commission by the President of the Board of Trade in the UK. The proposed acquisition of TEG by PacifiCorp was subsequently cleared by the President of the Board of Trade on December 19, 1997.

    On February 3, 1998, PacifiCorp announced the terms of a renewed cash tender offer for TEG of 765 pence for each ordinary share. On March 2, 1998, Texas Utilities Company ("TU") announced an offer of 810 pence for each TEG share. Following TU's announcement, PacifiCorp announced an increased cash offer of 820 pence for each TEG share. This increased offer values the transaction at $11.1 billion, including the purchase of 521 million shares and the assumption of $4.1 billion of TEG's debt. The acquisition was to be financed with cash raised through sales of noncore assets of subsidiaries of Holdings and borrowings by subsidiaries of Holdings. PacifiCorp's announcement of the increased offer followed the acquisition on March 2, 1998 by a subsidiary of Holdings of 45,987,079 TEG shares at a price of 820 pence per share. These shares represent approximately 8.8% of the outstanding share capital of TEG.

    On March 3, 1998, TU announced that it was increasing its offer to 840 pence for each TEG share. TU's offer is subject to clearance by the UK Secretary of State for Trade and Industry and certain other regulatory bodies. TU has also announced that it has acquired approximately 22% of the outstanding share capital of TEG.

    For the year ended December 31, 1997, 59% of PacifiCorp's revenues from operations were derived from Domestic Electric Operations, Australian Electric Operations contributed 11%, Unregulated Energy Trading contributed 28% and Other Operations contributed 2%. Note 16 to the Company's Consolidated Financial Statements, incorporated herein by reference under Item 8, contains information with respect to the revenue and income from operations contributed by each of the Company's industry segments for the past three years and the identifiable assets attributable to each segment at the end of each of those years; this information is incorporated herein by this reference.

    From time to time, the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: utility commission practices; regional, national and international economic conditions; weather variations affecting customer usage, competition in bulk power and natural gas markets and hydroelectric and natural gas production; wholesale energy trading; unregulated energy trading; environmental, regulatory and tax legislation, including industry restructure and deregulation initiatives; technological developments in the electricity industry; and the cost of debt and equity capital. Any forward-looking statements issued by the Company should be considered in light of these factors.

    The Company's common stock (symbol PPW) is traded on the New York and Pacific Stock Exchanges. The Company's 8 3/8% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest Debentures, Series A) and 8.55% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest Debentures, Series B) are traded on the New York Stock Exchange. The 8 1/4% Cumulative Quarterly Income Preferred Securities (Series A Preferred Securities) of PacifiCorp Capital I, a wholly owned subsidiary trust, and the 7.70% Cumulative Quarterly Income Preferred Securities (Series B Preferred Securities) of PacifiCorp Capital II, a wholly owned subsidiary trust, are also traded on the New York Stock Exchange.

                          DOMESTIC ELECTRIC OPERATIONS

    PacifiCorp conducts its domestic retail electric utility operations as Pacific Power and Utah Power, and engages in wholesale electric transactions under the name PacifiCorp. Pacific Power and Utah Power provide electric service within their respective service territories. Power production, wholesale sales, fuel supply and administrative functions are managed on a coordinated basis.

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

    The geographical distribution of retail electric operating revenues for the year ended December 31, 1997 was Utah, 36%; Oregon, 33%; Wyoming, 13%; Washington, 9%; Idaho, 4%; California, 3%; and Montana, 2%.

CUSTOMERS

    Electric utility revenues and energy sales, by class of customer, for the three years ended December 31, 1997 were as follows:

                                                                         1997                     1996             1995
                                                                -----------------------  ----------------------  ---------
Operating Revenues (Dollars in millions):
  Residential.................................................  $    814.0         22%   $   801.4         27%   $   739.7
  Commercial..................................................       640.9         18        623.3         21        576.9
  Industrial..................................................       709.9         20        719.3         25        708.8
  Government, Municipal and Other.............................        31.7          1         32.5          1         29.7
                                                                ----------        ---    ---------        ---    ---------
    Total Retail Sales........................................     2,196.5         61      2,176.5         74      2,055.1
  Wholesale Trading-Firm(1)...................................     1,289.3         35        635.4         22        487.7
  Wholesale Trading-Nonfirm(1)................................       138.7          4        103.4          4         32.3
                                                                ----------        ---    ---------        ---    ---------
    Total Energy Sales........................................     3,624.5        100%     2,915.3        100%     2,575.1
                                                                ----------        ---    ---------        ---    ---------
                                                                ----------        ---    ---------        ---    ---------
  Other Revenues(2)...........................................        82.4                    76.5                    71.0
                                                                ----------               ---------               ---------
    Total Operating Revenues..................................  $  3,706.9               $ 2,991.8               $ 2,646.1
                                                                ----------               ---------               ---------
                                                                ----------               ---------               ---------
Kilowatt-hours Sold (kWh in millions):
  Residential.................................................      12,902         12%      12,819         17%      12,030
  Commercial..................................................      11,868         11       11,497         15       10,797
  Industrial..................................................      20,674         20       20,332         27       19,748
  Government, Municipal and Other.............................         705          1          640          1          592
                                                                ----------        ---    ---------        ---    ---------
    Total Retail Sales........................................      46,149         44       45,288         60       43,167
  Wholesale Trading-Firm(1)...................................      51,857         49       23,189         31       13,946
  Wholesale Trading-Nonfirm(1)................................       7,286          7        6,476          9        2,430
                                                                ----------        ---    ---------        ---    ---------
    Total kWh Sold............................................     105,292        100%      74,953        100%      59,543
                                                                ----------        ---    ---------        ---    ---------
                                                                ----------        ---    ---------        ---    ---------


Operating Revenues (Dollars in millions):
  Residential.................................................         29%
  Commercial..................................................         22
  Industrial..................................................         28
  Government, Municipal and Other.............................          1
                                                                      ---
    Total Retail Sales........................................         80
  Wholesale Trading-Firm(1)...................................         19
  Wholesale Trading-Nonfirm(1)................................          1
                                                                      ---
    Total Energy Sales........................................        100%
                                                                      ---
                                                                      ---
  Other Revenues(2)...........................................

    Total Operating Revenues..................................

Kilowatt-hours Sold (kWh in millions):
  Residential.................................................         20%
  Commercial..................................................         18
  Industrial..................................................         33
  Government, Municipal and Other.............................          1
                                                                      ---
    Total Retail Sales........................................         72
  Wholesale Trading-Firm(1)...................................         24
  Wholesale Trading-Nonfirm(1)................................          4
                                                                      ---
    Total kWh Sold............................................        100%
                                                                      ---
                                                                      ---

------------------------

(1) Wholesale trading referred to here is part of Domestic Electric Operations' regulated activities and is separate from the trading business discussed under "UNREGULATED ENERGY TRADING" below.

(2) Includes miscellaneous revenues.

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

    During 1997, no single retail customer accounted for more than 1.9% of the Company's retail utility revenues and the 20 largest retail customers accounted for 14.7% of total retail electric revenues.

COMPETITION

    During 1997, Domestic Electric Operations continued to operate as a regulated monopoly within its seven-state franchise service territories. Beginning in April 1998 for California and July 1998 for Montana, retail electric energy sales will be subject to open market competition. The Company's provision of distribution services will continue to be regulated while retail sales of electricity will be unregulated in those states. Competition varies in form and intensity, but is increasing over time, principally as a result of industry restructuring and deregulation, and increased marketing by alternative energy suppliers. In addition, many large industrial customers have the option to build their own generation or cogeneration facilities or to use alternative energy sources, such as natural gas. These competitive pressures enable these customers to negotiate lower prices through special tariffs.

    Competition has already transformed the electric utility industry at the wholesale level. The Energy Policy Act, passed in 1992, led to opening wholesale competition to energy brokers, independent power producers and power marketers. In 1996, the FERC ordered all investor-owned utilities to allow others access to their transmission systems for wholesale power sales. This access must be provided at the same price and terms the utilities would charge their own wholesale customers. As a result of increased competition and excess capacity, wholesale prices have dropped significantly over the past three years.

    In addition to these changes in the wholesale market, numerous states have enacted legislation or initiated studies of retail competition or are considering retail competition as part of industry restructuring. See "Regulation." The Company is advocating federal legislation that would require states to give all consumers choice in their energy provider by January 1, 2001. The Company believes that federal legislation is necessary to address barriers to entry and issues of jurisdiction, to preserve the proper role for the states in implementing customer choice and to bring benefits to consumers as quickly as possible.

    The Company has also formulated strategies to meet these new challenges. The Company is marketing power supply services to other utilities, including dispatch assistance, daily system load monitoring, backup power, power storage and power marketing, and services to retail customers that encourage efficient use of energy. Effective January 1, 1998, the California Public Utilities Commission has adopted rules regulating the nontariffed sale of energy and energy products and services by utilities and their affiliates. The Company has decided to refrain from marketing covered products and services in California until certain organizational issues are resolved, but intends to remain active in the wholesale business selling to utilities and marketers in California and elsewhere.

    During 1997, a subsidiary of the Company entered into alliances to bring nonregulated energy services and products to customers. In May 1997, the Company and ABB, Inc. formed EnergyPact, LLC. ABB, Inc. is an energy technology company manufacturing and servicing fossil fuel and hydroelectric generating equipment and transmission and distribution equipment. EnergyPact offers a menu of comprehensive energy products and services, including upgrades to generation plant equipment, plant management services, fuel procurement services, risk management and energy trading.

    In July 1997, a subsidiary of the Company and Northwest Natural Company ("Northwest Natural") announced the formation of an alliance to jointly offer gas commodity and energy services throughout Oregon and Washington. They also offer electricity in the areas of those two states where utilities offer pilot programs that will allow commercial and industrial customers to choose their electricity supplier. Northwest Natural is one of the largest purchasers of natural gas in the Northwest and the largest transporter on the Northwest Pipeline.

    In January 1997, the Company and KN Energy, Inc. announced the formation of a joint venture called "en-able." En-able offers utilities a single package of energy, communications and "infotainment" home-oriented options under the name "Simple Choice" for marketing to their customers.

    In 1996, a consortium of utilities, including the Company, signed a memorandum of understanding to create an independent grid operator ("IndeGO") for the high-voltage transmission of electricity in

Washington, Oregon, Idaho, Montana, Nevada, Utah and Wyoming. In November 1997, IndeGo's participants released a comprehensive proposal for the formation of IndeGo that was to become the core of filings with FERC and state regulators. After considering public comments and the views of the individual utilities that have withdrawn their support for the proposal, seven of the investor-owned utilities in the consortium, including the Company, concluded that it would not be productive to devote further effort to IndeGo development at this time.

CURRENT POWER AND FUEL SUPPLY

    The Company's generating facilities are interconnected through its own transmission lines or by contract through the lines of others. Substantially all generating facilities and reservoirs located within the Pacific Northwest are managed on a coordinated basis to obtain maximum load carrying capability and efficiency.

    The Company's transmission system connects with other utilities in the Northwest having low-cost hydroelectric generation and with utilities in California and the Southwest having higher-cost, fossil-fuel generation. In periods of favorable hydro conditions, the Company utilizes lower-cost hydroelectric power to supply a greater portion of its load and attempts to sell its displaced higher-cost thermal generation to other utilities. In periods of less favorable hydro conditions, the Company seeks to sell excess thermal generation to utilities that are more dependent on hydroelectric generation than the Company. During the winter, the Company has been able to purchase power from Southwest utilities, either for its own peak requirements or for resale to other Northwest utilities. During the summer, the Company has been able to sell excess power to Southwest utilities to assist them in meeting their peak requirements. See "Wholesale Trading and Purchased Power."

    The Company owns or has interests in generating plants with an aggregate nameplate rating of 8,699 MW and plant net capability of 8,282 MW. See "Item 2. Properties." With its present generating facilities, under average water conditions, the Company expects that approximately 5% of its energy requirements for 1998 will be supplied by its hydroelectric plants and 55% by its thermal plants. The balance of 40% is expected to be obtained under long-term purchase contracts, interchange and other purchase arrangements. During 1997, the Company's energy supply came from hydro 5%, thermal 45% and purchased power 50%.
Note 12 to the Company's Consolidated Financial Statements, incorporated by reference under Item 8, contains additional details relating to the Company's purchase of power under long-term arrangements.

    The Company currently purchases 1,100 MW of firm capacity annually from BPA pursuant to a long-term agreement. The purchase amount declines to 925 MW annually beginning in 2000 and continuing through 2011. The Company's current annual payment under this agreement is $74 million. The agreement provides for this amount to change at the rate of change of BPA's average system cost. The next change to BPA's average system cost is expected to occur in 2001.

    Under the requirements of the Public Utility Regulatory Policies Act of 1978, the Company purchases the output of qualifying facilities constructed and operated by entities that are not public utilities. During 1997, the Company purchased an average of 114 MW from qualifying facilities, compared to an average of 110 MW in 1996.

    The Company plans and manages its capacity and energy resources based on critical water conditions. Under critical or better water conditions in the Northwest, the Company believes that it has adequate reserve generation capacity for its requirements. The Company's historical total firm peak load (including both retail and firm wholesale sales) of 10,871 MW occurred on August 22, 1997, and its historical on-system firm peak load of 7,615 MW occurred on February 2, 1996.

WHOLESALE TRADING AND PURCHASED POWER

    Wholesale sales continue to contribute significantly to total revenues. The Company's wholesale sales complement its retail business and enhance the efficient use of its generating capacity. In 1997, wholesale trading revenues increased 93% and energy volume sold increased 99% over the prior year, accounting for 56% of total energy sales and 39% of total energy revenues.

    In addition to its base of thermal and hydroelectric resources, the Company utilizes a mix of long-term and short-term firm power purchases and nonfirm purchases to meet its load obligations and to make sales to other utilities when prices are favorable. Firm power purchases supplied 37% of the Company's total energy requirements in 1997. Nonfirm purchases supplied 13% of total energy requirements in 1997.

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

    The Company plans to participate in a wind generation project in Wyoming. In May 1996, Kenetech Windpower, the original contractor, filed for bankruptcy. Its rights were assigned to SeaWest Energy in December 1996. The Company plans to own about 32 MW of the project, which is expected to be completed within two years.

PROJECTED DEMAND

    Annual increases in retail kilowatt-hour sales for the Company have averaged 2.1% since 1992. Although the sale of the Sandpoint, Idaho properties and the closure of oil and gas wells in Wyoming have negatively impacted retail sales, the Company has benefited from improved economic conditions in portions of its service territory and the Company's commitment to price stability. Price reductions in many of the Company's service territories have helped sustain sales volume growth.

    For the period 1998 to 2001, the average annual growth in retail kilowatt-hour sales in the Company's franchised service territory is estimated to be about 2.5%. During this period, the Company may lose energy sales to other suppliers in connection with direct access pilot studies. As the electric industry deregulates, the Company expects to have opportunities to gain market share in areas outside its franchised service territory. Actual results will be determined by a variety of factors, including deregulation in the electric industry, economic and demographic growth, competition and the effectiveness of energy efficiency programs.

    The Company's base of existing resources, in combination with actions outlined in its integrated resource plan, are expected to be sufficient to meet load growth conditions through 2002. Actions outlined in the integrated resource plan include energy efficiency by customers (demand-side management), efficiency improvements to existing generation, transmission and distribution systems, and investments in cogeneration, single cycle and combined cycle combustion turbines and in renewable resources. See "Proposed Asset Additions."

    Demand-side management is an element of the Company's diversified portfolio of resources identified in its integrated plan. The use of an energy service charge concept in the Company's demand-side resource programs is intended to allow these resources to be acquired at competitive costs. Under the energy service charge program, the customers receiving the benefits of energy efficiency measures are expected to pay most of the related costs. The Company expended an aggregate of $6 million for demand-side resources in 1997, while acquiring 17.3 average MW of energy efficiency.

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

    AIR QUALITY. The Company's operations, principally its fossil fuel fired electric generating plants, are subject to regulation under the federal Clean Air Act, individual state clean air requirements and in some cases local air authority requirements. The primary air pollutants of concern are sulfur dioxide (SO(2)), nitrogen oxides (NO(x)), particulate matter (currently PM(10)) and opacity. In addition, regional visibility requirements impact the coal-burning plants. Although not presently regulated, emissions of carbon dioxide (CO(2)) and mercury from coal-burning facilities generally are of increasing public concern.

    Emission controls, low sulfur coal, plant operating practices and continuous emissions monitoring all are utilized to enable coal-burning plants to comply with opacity, visibility and other air quality require-ments. All of the Company's coal-burning plants burn low sulfur coal and are equipped with controls to limit emissions of particulate matter. The majority of the Company's coal-burning plants representing the majority of its installed capacity have been equipped with controls which limit the amount of SO(2) emissions. The SO(2) emission allowances awarded to the Company under the federal Clean Air Act, and those allowances expected to be awarded annually in the future, are sufficient to enable the Company to meet its current requirements and expansion plans. In addition, the Company has taken advantage of opportunities to sell surplus allowances to other entities. The Company recorded sales of surplus SO(2) allowances of $21 million in 1997 and $6 million in 1996. The Company did not sell any surplus NO(x) emissions credits in 1997. The Company may have approximately 20,000 to 25,000 tons of surplus SO(2) emission allowances available for sale each year until 2025. The Company has more than 800 tons of surplus NO(x) emissions credits that originated from the retirement of the Hale generating station and emission reductions at the Gadsby thermal generating plant in the state of Utah.

    Various federal and state agencies, as well as private groups, have raised concerns about perceived visibility degradation in some areas which are in proximity to some of the Company's coal-burning plants. Numerous visibility studies, including the Grand Canyon Visibility Transport Commission study, have been completed or are in the process of completion near Company plants in Colorado, Utah, Washington and Wyoming. To date, no additional emission control requirements have resulted directly from these studies, although the potential exists for significant additional control requirements if visibility degradation in the study areas is reasonably attributed to any one of the Company's coal-burning plants. During 1997, the EPA also proposed new regulations addressing regional haze. These proposed regulations have the potential to impose significant new control requirements on certain coal-burning plants that are not otherwise subject to strict SO(2) emission limits.

    CO(2) emissions are the subject of growing world-wide discussion and action in the context of global warming, but such emissions are not currently regulated. All of the Company's coal-burning plants emit CO(2). In late 1997, the United States and other parties to the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol regarding the control and reduction of so-called greenhouse gas emissions (including CO(2)). The Kyoto Protocol, if ultimately ratified, has the potential to impose significant new control and operational requirements on the Company's coal-burning plants. The Company voluntarily joined with a group of 44 other investor-owned utilities to sign an agreement with the U.S. Department of Energy addressing CO(2) emissions. Under the agreement, the Company committed to reduce its overall CO(2) emission rate by 10% between 1990 and 2000 and also agreed to spend $1 million on CO(2) offset projects.

    In addition to general regulation, the Company is subject to ongoing enforcement action by regulatory agencies and private citizens regarding compliance with air quality requirements. A federal lawsuit filed in

1996 by the Sierra Club against the owners, including the Company, of units one and two, of the Craig Generating Station alleged, among other things, violations of opacity requirements. The lawsuit seeks civil monetary penalties and an injunction. See "Item 3. Legal Proceedings."

    The Company-operated Centralia plant, in which the Company owns a 47.5% interest, has been the subject of a series of lawsuits and agency actions regarding emissions and visibility issues. In February 1998, the Southwest Air Pollution Control Authority ("SWAPCA") issued a revised order requiring the plant to meet new SO(2), NO(x), particulate matter and carbon monoxide emission limits. These new limits resulted from the application of the Reasonably Available Control Technology process as mandated by SWAPCA and Washington state air quality requirements. The new emission limits will require the plant to install two scrubbers and low NO(x) burners at a projected cost of $240 million. A private citizen has appealed the SWAPCA decision asserting that it is not stringent enough. It is not known at this time whether the appeal process will impact the schedule or budget for implementing the SWAPCA order. In addition, the Northwest Environmental Advocates, an environmental citizen group, filed a federal lawsuit against SWAPCA, the state of Washington and EPA alleging failure to enforce visibility requirements throughout Washington, including requirements relating to the Centralia plant. Portions of that suit relating to the Centralia plant appear to be resolved, but a final settlement has not been reached.

    ELECTROMAGNETIC FIELDS. A number of studies have examined the possibility of adverse health effects from electromagnetic fields ("EMF"), without conclusive results. Certain states and cities have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. Other than in California, none of the state agencies with jurisdiction over the Company's operations has adopted formal rules or programs with respect to EMF or EMF considerations in the siting of electric facilities. In California, the Public Utilities Commission has issued an interim order requiring utilities to implement no cost or low-cost mitigation steps in the design of the new facilities. The Company expects that public concerns about EMF will continue to be an issue in the siting and construction of power lines and substations in the future. It is uncertain whether the Company's operations may be adversely affected in other ways as a result of EMF concerns.

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

    The Company is currently in the process of relicensing or preparing to relicense 15 separate hydroelectric projects under the Federal Power Act. These projects, some of which are grouped together under a single license, represent 995 MW, or about 93% of the Company's total hydroelectric capacity and about 11% of its total generating capacity. In the new licenses, the FERC is expected to impose conditions designed to address the impact of the projects on fish and other environmental concerns. See "Environment--Endangered Species." The Company is unable to predict the impact of imposition of such conditions, but capital expenditures and operating costs are expected to increase in future periods. In addition, the Company may refuse relicenses for certain projects if the terms of renewal would make the projects uneconomical to operate.

    A summary of regulatory and legislative developments in the states where the Company conducts its retail electric operations is set forth below.

    UTAH. On February 12, 1997, the Division of Public Utilities ("DPU") and Committee of Consumer Services ("CCS") in Utah filed a joint petition with the Utah Public Service Commission ("PSC") requesting the PSC to commence proceedings to establish new rates for Utah customers. The petitioners requested an immediate hearing on a $12 million interim rate reduction and a subsequent general rate case, which the petitioners alleged could result in rates being reduced by as much as $54 million annually. On March 4, 1997, the Utah Legislature passed a bill creating a legislative task force to study restructuring issues, including stranded costs and the timing of customer choice. The bill froze rates at January 31, 1997 levels until 60 days following the conclusion of the 1998 legislative general session (approximately May 5, 1998). The PSC is precluded from holding any hearings on rate changes during the freeze period. The Company reduced prices to Utah customers by $12 million annually in April 1997.

    The Task Force held public meetings from May through November of 1997 on investor-owned utilities issues and addressed such topics as market power, market pricing, stranded costs, public purpose programs, tax impacts from restructuring and independent system operators for transmission systems. In November 1997, the Task Force recommended that further study was needed and that no legislation be proposed in the 1998 session for the deregulation of investor-owned utilities. The Task Force also recommended that the price freeze and rate case moratorium be allowed to expire.

    During 1997, the PSC did proceed with hearings on the proper methodology to be used in allocating costs among the Company's seven jurisdictions in an effort to establish the costs attributable to Utah customers in the rate case when the rate freeze was lifted. The DPU recommended an allocation method that would reduce prices by $56 million over five years, of which $14 million was included in its original estimate of $54 million. During these hearings, the CCS recommended a method that would reduce prices by $96 million, or $42 million more than the original DPU estimate. The Company advocated a method that would result in a decrease of approximately $3 million per year. An order from the PSC is expected in early 1998. An allocation order by itself will not decrease revenues, but will be incorporated into subsequent rate proceedings to determine the overall change in rates for Utah customers.

    OREGON. Major restructuring legislation in Oregon was discussed but not enacted in 1997. No session will be held in 1998. The Oregon Public Utility Commission ("OPUC") has initiated a generic stranded cost proceeding. The initial phase of the proceeding is expected to result in an order on conceptual stranded cost issues. A subsequent phase is likely to deal with technical issues, such as those related to calculation of stranded costs.

    In January 1998, the OPUC proposed modifications to the alternative form of regulation ("AFOR") requested by the Company. The AFOR includes provisions allowing rate changes for distribution costs based on changes in the producer price index, less a productivity adjustment. The OPUC proposes to lower the authorized earnings range for return on equity and increase the financial penalties for the Company's failure to meet service quality standards. The Company has filed an acceptance of the OPUC's proposal conditioned on changes to some of the service quality measures and other terms of the proposal. The OPUC has not responded to the Company's conditional acceptance.

    In January 1998, the Company filed a proposal for a direct access pilot program with the OPUC. The program will allow residential and small commercial customers in Klamath County to select from a portfolio approach for pricing options for electricity. The filing also includes direct access competitive choice options for schools and large industrial customers throughout the state.

    WYOMING. A committee of the Wyoming senate held hearings on a draft electric restructuring bill. The committee heard public comment representing a variety of interests, including investor owned utilities, cooperatives, organized labor, large customers, small customers, municipalities, and the Public Service Commission, and voted to reject the bill by a nine to five margin. Discussions continue concerning future direction of restructuring legislation in Wyoming.

    WASHINGTON. Both unbundling and general restructuring legislation was discussed during the 1997 legislative session in Washington but no legislation was enacted. A shortened session is planned for 1998, and no major restructuring legislation is anticipated. The Washington Utility and Transportation Commission has initiated a proceeding to investigate methods for unbundling electric utility costs. The proceeding is similar to the Idaho investigation discussed below.

    IDAHO. In 1997, Idaho industrial customers proposed a restructuring bill which was not enacted. The Idaho Legislature did pass an unbundling bill which required electric utilities in Idaho to make filings with the Idaho Public Utility Commission ("IPUC") concerning costs of various services. The IPUC is currently conducting unbundling cases for each of the three electric utilities providing services in the state. The scope of this investigation is currently limited to the separation of the cost components of the current bundled tariff that customers pay. Stranded costs and other restructuring issues are not currently being addressed.

    CALIFORNIA. In 1996, the California Legislature enacted legislation which required direct access by January 1, 1998. Direct access has been delayed, but is expected to occur by the end of March 1998. Under the new law, utilities may collect generation asset related stranded costs during the transition period ending in 2001 and certain costs, such as costs of above market contracts with qualified facilities ("QFs"), over the life of the contract. Utilities requesting recovery of generation related stranded costs have been required to reduce residential and small commercial rates by 10%. In December 1997, the California Public Utilities Commission issued an order with respect to the Company's proposed transition filing. The order mandates a 10% rate reduction effective January 1, 1998, which would result in a $3.5 million annual reduction in revenues. The Company has filed for a rehearing on this issue.

    MONTANA. The Montana Legislature enacted a law mandating direct access for large customers by July 1, 1998 and all customers by July 1, 2002. Stranded costs relating to generation assets are limited to the level occurring during the transition period, July 1, 1998 through June 30, 2002. The Company has requested that regulatory assets and above market QF contracts be collected over their normal lives. The Montana Public Service Commission is expected to issue an order on the Company's proposal later in 1998.

CONSTRUCTION PROGRAM

    The following table shows actual construction costs for 1997 and the Company's estimated construction costs for 1998 through 2000, including costs of acquiring demand-side resources. The estimates of construction costs for 1998 through 2000 are subject to continuing review and appropriate revision by the Company. These estimates do not include expected expenditures for purchases of generating assets. See "Proposed Asset Additions" for information concerning proposed additions to the Company's generating assets.

                                                                                        ESTIMATED
                                                                             -------------------------------
TYPE OF FACILITY                                                ACTUAL 1997    1998       1999       2000
--------------------------------------------------------------  -----------  ---------  ---------  ---------
                                                                           (DOLLARS IN MILLIONS)
Production....................................................   $      98   $     130  $     130  $     130
Transmission..................................................          42          35         35         35
Distribution..................................................         231         160        160        160
Mining........................................................          25          35         25         25
Other.........................................................          94         145        130        115
                                                                     -----   ---------  ---------  ---------
  Total.......................................................   $     490   $     505  $     480  $     465
                                                                     -----   ---------  ---------  ---------
                                                                     -----   ---------  ---------  ---------

                         AUSTRALIAN ELECTRIC OPERATIONS
                                    POWERCOR

GENERAL

    On December 12, 1995, Holdings completed the acquisition of Powercor from the State of Victoria for approximately $1.6 billion in cash. The acquisition was structured through a series of wholly owned United States and Australian companies. Powercor is the largest electricity distribution company ("Distribution Company") in Victoria based on sales volume, revenues, geographic scope and number of customers. Powercor's principal business segments are its "Distribution Business" and its "Supply Business." The Distribution Business consists of the distribution of electricity to approximately 550,000 customers within Powercor's distribution area, covering from the western suburbs of Melbourne to central and western Victoria. The Supply Business consists of the purchase of electricity from generators and the sale of such electricity to customers in Powercor's distribution service area and other parts of Victoria and New South Wales. Powercor's distribution service area, the largest distribution service area in Victoria, covers approximately 57,915 square miles (64% of the total area of Victoria), has a population of approximately 1.5 million (32% of Victoria's population) and accounts for 26% of Victoria's Gross State Product. In 1996, Victoria accounted for approximately 25% of Australia's total population, approximately 35% of Australia's manufacturing industry output and approximately 26% of Australia's Gross Domestic Product, although it represents only approximately 3% of the total area of Australia.

DISTRIBUTION BUSINESS

    Powercor's Distribution Business consists of the ownership, management and operation of the electricity distribution and subtransmission network in its distribution service area. The primary activity of the Distribution Business is the receipt of electricity from Victoria's high voltage transmission system

("Grid") and the distribution of electricity to customers in Powercor's distribution service area. Substantially all of the Distribution Business is a regulated monopoly. Almost all customers within Powercor's distribution service area are connected to its distribution network, whether electricity is supplied by Powercor or another retail supplier. In 1997, the Distribution Business generated 89% of Powercor's operating income.

    The Distribution Business has grown in both its customer base and the volume of electricity distributed, primarily reflecting economic growth in Victoria generally and Powercor's distribution service area in particular. The following table sets forth the number of Powercor's distribution customers and volumes of electricity distributed by Powercor at the dates and for the periods presented.

NUMBER OF DISTRIBUTION BUSINESS                               AT DECEMBER 31,  AT DECEMBER 31,
CUSTOMERS CONNECTED                                                1996             1997
------------------------------------------------------------  ---------------  ---------------
Residential.................................................       453,978          459,780
Commercial..................................................        48,170           48,646
Industrial..................................................         8,368            9,182
Other.......................................................        35,899           34,315
                                                                   -------          -------
Total.......................................................       546,415          551,923
                                                                   -------          -------
                                                                   -------          -------

                                                                     YEAR ENDED       YEAR ENDED
ELECTRICITY DISTRIBUTED BY THE                                      DECEMBER 31,     DECEMBER 31,
DISTRIBUTION BUSINESS (GWH)                                             1996             1997
-----------------------------------------------------------------  ---------------  ---------------
Residential......................................................         2,608            2,679
Commercial.......................................................         1,411            1,550
Industrial.......................................................         2,995            3,273
Other............................................................           510              537
                                                                          -----            -----
Total............................................................         7,524            8,038
                                                                          -----            -----
                                                                          -----            -----

    Under its distribution license, Powercor's revenues from the Distribution Business consist of the following elements: (i) network tariffs, which include distribution use-of-system costs, use of transmission system fees and connection service charges; (ii) charges for connecting distribution customers to the network, excluding the portion of connection costs recovered through network tariffs; and (iii) fair and reasonable charges for other services. The level of network tariffs is regulated under the Tariff Order (as defined below) through December 31, 2000 pursuant to a price-cap regime that attempts to ensure that the weighted average of distribution charges for each year, within the respective distribution categories, does not exceed the average of the previous year's base prices for each distribution category weighted by the forecasted quantity of electricity to be delivered adjusted for inflation using a consumer-price index formula and for under or over-recovery in previous financial years. After December 31, 2000, the Tariff Order provides that the Office of the Regulator General ("ORG") will regulate the level of network tariffs in a manner that provides Powercor with incentives to increase the volume of electricity distributed and to operate the distribution network efficiently by making appropriate capital and maintenance expenditures.

    The Distribution Business of Powercor has not experienced significant competition. Powercor believes that the economics underlying building and maintaining a duplicate distribution network in its distribution service area will restrict their introduction. However, to the extent customers establish or increase their own generation capacity, establish their own private distribution networks, become directly connected to the Grid or relocate operations outside Powercor's distribution service area, such customers would not require the distribution services of Powercor except in certain cases for standby connection services. As of December 31, 1997, Powercor had not lost any distribution revenues to customers as a result of self-generation, co-generation or the establishment of private distribution networks. Although Powercor believes that it has effective strategies in place to minimize this type of loss of load, there can be no assurance, particularly in view of its large industrial customer base, that the Distribution Business will not experience loss of revenues in the future as a result of such competition.

    The major operating expenses of the Distribution Business are distribution use-of-system costs, use-of-transmission-system fees and connection service charges. The use-of-transmission-system fees and connection service charges, regulated by the Tariff Order, are payable to the Victorian Power Exchange ("VPX"), a corporate body established under Victoria's Electricity Industry Act 1993 ("Electricity Act"), and the company that owns and maintains the Grid, Power Net Victoria ("PNV"), respectively, and constitute the VPX's and PNV's costs associated with operation, maintenance and administration of the Grid. The distribution use-of-system costs are Powercor's fundamental operating expenses that result from operating and maintaining its distribution network. Unlike use-of-transmission-system fees and connection service charges, Powercor has an ability and, given the current distribution price-cap regulatory structure, a significant incentive to control such distribution use-of-system costs through a variety of cost reduction initiatives. However, there can be no assurance that Powercor's cost efficiency initiatives will yield sufficient savings to increase Powercor's margins from the Distribution Business to offset any network tariff reductions that may result from the ORG's review of distribution tariffs charged by Distribution Companies beginning in 2001, as described under "Regulation."

SUPPLY BUSINESS

    The Supply Business conducts the commercial functions of purchasing, marketing and selling of electricity and is responsible for the management of the price, purchasing and volume risks associated with such functions and end-use demand management.

    Powercor has an exclusive license to sell electricity to customers with a demand of 750 megawatt-hours ("mWh") per year or less. Powercor has nonexclusive licenses to sell electricity to customers with usage in excess of 750 mWh per year or more in its distribution service area and elsewhere in Victoria, New South Wales and Queensland. Customers with usage of 750 mWh per year or less will incrementally become contestable over the period ending December 31, 2000 in Victoria and Queensland and over the period ended June 30, 1999 in New South Wales depending on their energy usage. In 1997, the Supply Business generated 4% of the Company's operating income.

    The customer metered sites energy usage and percentages of Powercor's revenues from the Supply Business for franchise customers in Powercor's distribution service area and for contestable customers in Victoria and New South Wales for the year ended December 31, 1997 are set forth below:

                                                    CUSTOMER SITES         ENERGY USAGE        REVENUES
                                                 --------------------  --------------------  -------------
CUSTOMER SEGMENT                                    NO.         %         GWH         %            %
-----------------------------------------------  ---------  ---------  ---------     ---     -------------
Franchise Customers............................    552,959       99.7      4,696         43           62
Contestable Customers..........................      1,931        0.3      6,348         57           38
                                                 ---------  ---------  ---------        ---          ---
Total..........................................    554,890      100.0     11,044        100          100
                                                 ---------  ---------  ---------        ---          ---
                                                 ---------  ---------  ---------        ---          ---

    The customer metered sites, energy usage and percentages of Powercor's revenues from the Supply Business for residential, commercial, industrial and other customers for the years ended December 31, 1996 and 1997 are set forth below:

                                              CUSTOMER SITES(1)      ENERGY USAGE(2)      REVENUES(2)
                                             --------------------  --------------------  -------------
CUSTOMER CLASS                                  NO.         %         GWH         %            %
-------------------------------------------  ---------  ---------  ---------  ---------  -------------
Residential Customers
  December 31, 1996........................    453,978       83.0      2,608       31.4         38.1
  December 31, 1997........................    459,780       82.8      2,683       24.3         35.0

Commercial Customers
  December 31, 1996........................     48,598        8.9      1,926       23.2         26.3
  December 31, 1997........................     49,821        9.0      3,082       27.9         30.4

Industrial Customers
  December 31, 1996........................      8,422        1.5      3,282       39.5         28.5
  December 31, 1997........................      9,440        1.7      4,755       43.1         28.1

Other Customers(3)
  December 31, 1996........................     35,816        6.6        494        5.9          7.1
  December 31, 1997........................     35,849        6.5        524        4.7          6.5

Total Customers
  December 31, 1996........................    546,814      100.0      8,310      100.0        100.0
  December 31, 1997........................    554,890      100.0     11,044      100.0        100.0

------------------------

(1) Connection as of the date shown.

(2) For the year ended at the date shown.

(3) Other customers include farm customers and public lighting and traction customers.

    Powercor's residential customers accounted for 83% of the total customer sites at December 31, 1997 and 35% of total electricity revenue. Commercial and industrial customers accounted for 30% and 28%, respectively, of revenues in 1997. Electricity revenue is derived from major industries such as chemicals, petroleum, food and beverage, wholesale and retail, metal processing and transport equipment. No single customer accounted for more than 2% of Powercor's total revenues in 1997.

    Powercor purchases all of its power for sale to franchise customers, other than co-generation output, through the competitive wholesale market for electricity in Victoria ("Pool"). There are two major components of the wholesale electricity market: (i) the competitive energy market, centered primarily around the Pool, which establishes the spot price for the sale of electricity by generators to suppliers and (ii) the contract trade, which involves bilateral financial contracts between electricity buyers and sellers outside the Pool that are used to hedge against Pool price volatility. The principal function of the Pool is to allow market forces rather than monopolized central planning to determine the amount, mix and cost characteristics of generating plants and the level and shape of demand of suppliers.

    Powercor is a party to a series of bilateral financial "vesting contracts" that have been structured to hedge the price for Powercor's forecasted franchise energy requirements from July 1, 1995 to December 31, 2000. These vesting contracts take the form of "two-way" and "one-way" contracts. Two-way vesting contracts are structured such that generators and Distribution Companies, including Powercor, compensate each other for the difference between the system marginal price, which is the spot price payable to generators in the wholesale market via the Pool, and the contract price up to a specified price cap. One-way vesting contracts provide for amounts to be paid by generators to Distribution Companies for differences when the system marginal price is above a specified price cap. As franchise customers of the Supply Business become contestable, the notional amount of the vesting contracts is reduced accordingly.

    Powercor also has "hedging contracts" that relate to contestable customer loads in order to manage electricity price risk. Historically, Powercor has hedged each electricity sales contract with a back-to-back purchase contract. Increasingly, however, as the contestable customer market grows and as an Australian electricity futures market develops, Powercor is hedging its supply obligations on a portfolio-wide basis. Powercor's policy is to hedge most of its supply obligations and to monitor the financial risk exposure of its unhedged positions.

REGULATION

    THE ORG. In July 1994, the Victorian government established the ORG pursuant to the Office of the Regulator-General Act 1994 to regulate different Victorian industries. In the context of regulating activities within the electricity industry, the ORG has powers under the Electricity Act. The ORG's functions pursuant to the Electricity Act include granting licenses to generate, transmit, distribute or supply electricity, ensuring compliance with industry codes and Pool rules, administering cross-ownership provisions and administering the Tariff Order.

    LICENSES. Unless covered by an exemption, the Electricity Act prohibits, without a relevant license, the activities of generation of electricity for supply or sale, transmission, distribution, supply or sale of electricity or operation of a wholesale electricity market. Licenses are issued by the ORG after the applicant has satisfied specific criteria and subject to the satisfaction of ongoing conditions, such as continued compliance with industry codes and Pool rules.

    Powercor has an exclusive license to distribute electricity in its distribution service area in Victoria and licenses to supply electricity to all customers in its distribution service area and elsewhere in Victoria, New South Wales and Queensland. See "Supply Business." The Hazelwood Partnership has a license to generate and sell electricity into the wholesale market in Victoria and New South Wales. See "Hazelwood" below.

    THE TARIFF ORDER. Pursuant to the Electricity Act, the Victorian Electricity Supply Industry Tariff Order (the "Tariff Order") regulates charges for connection to, and use of, the transmission system, distribution use-of-system charges that can be levied by Distribution Companies and tariffs for the sale of electricity to franchise customers until December 31, 2000. The ORG is charged with the regulatory oversight of the Tariff Order. The Tariff Order is designed to provide a level of stability and continuity in tariff regulation.

    DISTRIBUTION PRICING REGULATION. Under distribution licenses granted by the ORG, the Distribution Companies are able to levy the following charges, which include their profit: (i) network tariffs, which include recovery of distribution use of system costs, use of transmission system fees and PNV's connection service charges, (ii) connection charges for connecting customers to the network, taking into account that a portion of the costs of connection are recovered through network tariffs and (iii) charges for other services, which are required to be fair and reasonable. The level of distribution charges, as one element of the network tariffs, is regulated under the Tariff Order through December 31, 2000 pursuant to an incentive-based CPI-X formula, which attempts to ensure that the weighted average of distribution charges for each year, within the respective distribution categories, does not exceed the average of the previous year's base prices for each distribution category weighted by the forecast quantity of electricity to be delivered and adjusted for inflation using a consumer-price index formula and for under and over-recovery in previous financial years. Subsequent to the year 2000, existing network tariffs will be subject to review by the ORG within the framework of, and the principles set forth in, the Tariff Order. In particular, the Tariff Order provides that the ORG, in connection with such review of network tariffs, can only reset the network tariffs for a period of not less than five years, the ORG must utilize CPI-X price capping and not rate of return regulation and the ORG must consider the need to (x) provide each Distribution Company with incentives to operate efficiently, (y) ensure a fair sharing of benefits achieved through efficiency between customers and Distribution Companies and (z) ensure appropriate incentives for capital expenditures and maintenance of the distribution networks.

    SUPPLY PRICING REGULATION. Under the retail portions of their licenses, Distribution Companies are required pursuant to the Tariff Order to supply electricity to franchise customers through December 2000, at no greater than the prices specified in the applicable Maximum Uniform Tariff ("MUT") for such customers. The prices specified in the MUTs are therefore fully regulated and inclusive of all network and distribution related charges and energy costs. Powercor's tariffs are adjusted annually by a percentage equal to the movement in Consumer Price Index (All Groups) for Melbourne ("CPI") minus a fixed percentage described in the table below.

                                                                 LARGE/MEDIUM       MEDIUM/SMALL     RESIDENTIAL/RURAL
YEAR COMMENCING                                                   BUSINESSES         BUSINESSES          CUSTOMERS
-------------------------------------------------------------  -----------------  -----------------  -----------------
July 1, 1997.................................................            CPI           CPI minus 5%       CPI minus 1%
July 1, 1998.................................................            CPI           CPI minus 1%       CPI minus 1%
July 1, 1999.................................................            CPI           CPI minus 1%       CPI minus 1%
July 1, 2000.................................................            CPI           CPI minus 1%       CPI minus 1%

    Prices charged to contestable customers are subject to competitive forces and, therefore, are not directly regulated by the ORG, in contrast to prices charged to franchise customers. Prices to contestable customers include regulated network charges (transmission and distribution) and competitively determined energy supply charges.

    The retail contestability timetables for Victoria, New South Wales and Queensland are outlined below.

SITE THRESHOLD                                        VICTORIA            NEW SOUTH WALES         QUEENSLAND
---------------------------------------------  ----------------------  ----------------------  -----------------
In excess of 750 MWh/yr......................  Already contestable     Already contestable            --
In excess of 160 Mwh/yr......................  July 1, 1998            July 1, 1998            January 1, 1999
160 Mwh/yr or less...........................  January 1, 2001         July 1, 1999            January 1, 2001

PROPERTIES

    Powercor's electrical distribution network comprises: (i) 66 kilovolts ("kV") and 22 kV subtransmission lines and underground subtransmission cables that transport wholesale energy from 11 terminal stations owned by Power Net Victoria and controlled, under lease, by VPX; (ii) 51 zone substations that transform electricity to lower voltages (22 kV and below) and then distribute the energy through the distribution network; and (iii) 22 kV, 11 kV and 6.6 kV distribution lines, including distribution substations that transform electricity to low voltages (415 V and below) suitable for connection to the majority of the customers. In addition, Powercor leases its principal executive offices at Level 3, 177 Southbank Boulevard Southbank in Victoria under a five-year lease with an option to renew for another five years.

ENVIRONMENTAL ISSUES

    The nature of Powercor's operations exposes it to risks of varying degrees associated with bushfires and other environmental issues.

    Approximately 63% of Powercor's assets are located in fire prone zones. Powercor and its predecessors have developed a comprehensive bushfire risk management and mitigation system to reduce bushfire exposure. This system is based on regular inspections of poles and conductors and the identification and reporting of maintenance items existing on the network that may contribute to an electrically initiated bushfire.

    Powercor is subject to various Australian federal and Victorian state environmental regulations, the most significant of which is the Victorian Environment Protection Act of 1970 ("VEPA"). The VEPA regulates, in particular, the discharge of waste into air, land and water, site contamination, the emission of noise and the storage, recycling and disposal of solid and industrial waste. The VEPA established the Environment Protection Authority ("Authority") and grants the Authority a wide range of powers to control and prevent environmental pollution. These powers include issuing approvals for construction of works that may cause noise or emissions to air, water or land, waste discharge licenses and pollution abatement notices. Powercor believes it is currently in material compliance with the provisions of the VEPA and no licenses or work approvals from the Authority are currently required for activities undertaken by Powercor.

HAZELWOOD

    In September 1996, the Hazelwood Power Partnership (the "Hazelwood Partnership") purchased a 1,600 MW, brown coal-fired thermal power station (the "Hazelwood Plant") and the adjacent brown coal mine (the "Hazelwood Mine") in Victoria, Australia. The Hazelwood Partnership is composed of an affiliate of National Power Corporation PLC ("National Power") (71.94%), Hazelwood Pacific Pty Ltd, an indirect subsidiary of Holdings (19.9%, the maximum allowable under current Victorian law) ("Hazelwood Pacific"), and two companies associated with the Commonwealth Bank group of Australia (8.16%). National Power oversees the Hazelwood Plant operations and the Company oversees operations at the Hazelwood Mine. With its 19.9% interest in the Hazelwood Partnership (the "Hazelwood Investment"), Australian Electric Operations has a partial strategic hedge in the event that electricity prices rise in the national market.

    The Hazelwood Partnership financed the acquisition of the Hazelwood Plant and the Hazelwood Mine with approximately $858 million in equity contributions from its partners (including a $157 million contribution for Hazelwood Pacific). Through the year 2000 the investment is expected to contribute only modestly to the Company's net income. Through March 2000, Hazelwood Pacific estimates that its contribution to the capital expenditure commitments of the Hazelwood Plant will range between $6 million and $15 million per annum. The investment is accounted for on an equity basis.

    Hazelwood Partnership sells its power through a statewide generation pool and enters into bilateral financial contracts with Australian distribution companies, such as Powercor. Prices vary with weather, economic growth and other factors affecting the supply of and demand for power. Power prices tend to be lowest during Australia's summer months (the fourth and first calendar quarters), except during periods of unusually high temperatures.

    The Hazelwood Plant has four stages, each with two 200 MW boiler and turbo generator units, and was constructed progressively between November 1964 and August 1971. Six of the Hazelwood Plant's eight generating units underwent major refurbishment or plant life extension projects between 1983 and 1993. Unit 8 returned to service on December 5, 1997 and Unit 7 was returned to service in January 1998. The Hazelwood Mine has between 400 million and 450 million recoverable tons of brown coal, which is expected to provide the Hazelwood Plant with sufficient quantities of coal for the 40 years of anticipated plant operation.

ENVIRONMENTAL ISSUES

    The operations of the Hazelwood Partnership are subject to environmental regulation. The Hazelwood Partnership is required to obtain licenses from the Authority in connection with certain of its operations, including operations involving the emission or discharge of pollutants, which licenses are generally issued to the Hazelwood Partnership in the ordinary course and are terminable upon the breach or violation thereof.

    The Hazelwood Plant is fired by brown coal and consequently emits more greenhouse gas per unit of power produced than is emitted by power plants fired by black coal or natural gas. The Australian government has participated in negotiations with governments of other countries with respect to greenhouse gas emission levels. As a result of the December 1997 Kyoto Climate Change Conference, the Australian government committed to limitations on greenhouse gas emissions that would permit it to increase such emissions by up to 8% over 1990 emissions levels by 2012. It is anticipated that the Australian government will introduce some measures to control greenhouse gas emissions. Such measures could increase capital expenditures at the Hazelwood Plant and could have the effect of making brown coal fired.

                           UNREGULATED ENERGY TRADING

    The Company's Unregulated Energy Trading business became a reportable segment in 1997 with the significant expansion of electric power and natural gas marketing revenues. The segment includes PPM, a wholesale power trading company currently focusing in the Eastern United States, and TPC, a natural gas marketing and storage company acquired by Holdings in April 1997. PPM's initial market has been wholesale entities but it intends to expand into the contestable retail sector as deregulation occurs.

    The TPC acquisition adds natural gas trading to Holdings' growing energy marketing business in the Eastern United States. Along with its natural gas trading business, TPC integrates its natural gas storage facilities in certain arrangements with natural gas distribution companies. In November 1997, TPC sold its nonstrategic natural gas, gathering and processing systems because they were believed not to be essential to the further growth of its energy marketing and trading business. TPC's gas marketing and Market Hub Partners salt-dome storage operations, headquartered in Houston, have been retained.

                                OTHER OPERATIONS

PACIFICORP FINANCIAL SERVICES

    PFS is a holding company with two principal business segments, Financial Services and Tax-Advantaged Investments. PFS presently expects to retain only its tax-advantaged investments in leveraged lease assets (primarily aircraft).

FINANCIAL SERVICES

    PFS made its last investment in aircraft or loans relating to aircraft in 1992. At December 31, 1997, approximately 90% of aircraft in PFS's portfolio investment were Stage III noise compliant. At December 31, 1997, PFS's Aviation Finance portfolio had total leveraged lease and other financial assets of $323 million (32 aircraft), representing approximately 46% of PFS's consolidated assets.

    Other financial services activities include centralized credit administration and asset management and tax-advantaged investments in affordable housing. Although no longer originating new business, PFS continues to manage its remaining lending portfolio and other assets. At December 31, 1997, these assets totaled $376 million, or approximately 54% of PFS's consolidated assets. In February 1998, PFS agreed to sell substantially all its real estate assets.

TAX-ADVANTAGED INVESTMENTS

    PFS has entered into a letter of intent with Covol Technologies, Inc. ("Covol") for construction of a plant in the Birmingham, Alabama area to produce a synthetic coal fuel qualifying for tax credits under Section 29 of the Internal Revenue Code ("IRC"). PFS will fund the construction costs and a subsidiary of PFS will purchase the plant upon completion. Another PFS subsidiary, PacifiCorp Syn Fuel ("Syn Fuel"), has entered into a licensing agreement with Covol for up to three additional plants. Syn Fuel is pursuing development of these plants and has entered into construction contracts for these facilities.

    PFS's participation in the alternative fuels tax credit market is limited by the IRC requirement that qualified facilities must be built in accordance with binding construction contracts entered into on or before December 31, 1996, and in service by June 30, 1998.

INTERNATIONAL OPERATIONS

    Through its subsidiaries, Holdings is engaged in the acquisition or development of electrical power projects or systems internationally. Through its subsidiary PacifiCorp Philippines Development Corporation, Holdings has a 33% interest in the 75 MW Bakun hydroelectric project. Construction of the project began in 1997, and the project is expected to be in commercial operation in 2000. Holdings is participating in consortia negotiating with the Turkish government for operating rights for power projects tendered in 1997 by the government.

PACIFIC GENERATION COMPANY

    PGC acquired, developed and operated independent power production and cogeneration facilities, principally in the United States. On November 5, 1997, Holdings completed the sale of PGC's assets for $151 million in cash.

                            DISCONTINUED OPERATIONS

    PTI provided local telephone service and access to the long distance network in Alaska, seven other western states and three midwestern states. PTI also operated and managed cellular mobile telephone services in six states and was involved in the operation and maintenance of and sale of capacity in a submarine fiber optic cable between the United States and Japan. In December 1997, Holdings completed the sale of its ownership interest in PTI for $1.5 billion in cash. This business has been reported as a discontinued operation.

                                   EMPLOYEES

    PacifiCorp and its subsidiaries had 10,087 employees on December 31, 1997. Of these employees, 8,732 were employed by PacifiCorp and its mining affiliates, 1,122 were employed by Powercor and 233 were employed by PPM, TPC, PFS and other subsidiaries.

    Approximately 61% of the employees of PacifiCorp and its mining affiliates are covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the United Mine Workers of America. Approximately 74% of Powercor's employees are represented by various unions in Australia, including the Australia Services Union and the Electrical Trades Union.

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

                                                                                                                    PLANT NET
                                                                                        INSTALLATION  NAMEPLATE    CAPABILITY
                                                      LOCATION         ENERGY SOURCE       DATES     RATING (MW)      (MW)
                                                --------------------  ----------------  -----------  ------------  -----------
HYDROELECTRIC PLANTS
  Swift.......................................  Cougar, Washington    Lewis River          1958           240.0         265.6
  Merwin......................................  Ariel, Washington     Lewis River        1931-1958        136.0         144.0
  Yale........................................  Amboy, Washington     Lewis River          1953           134.0         134.0
  Five North Umpqua Plants....................  Toketee Falls,        N. Umpqua River    1950-1956        133.5         138.5
                                                Oregon
  John C. Boyle...............................  Keno, Oregon          Klamath River        1958            80.0          90.0
  Copco Nos. 1 and 2 Plants...................  Hornbrook,            Klamath River      1918-1925         47.0          54.5
                                                California
  Clearwater Nos. 1 and 2 Plants..............  Toketee Falls,        Clearwater River     1953            41.0          41.0
                                                Oregon
  Grace.......................................  Grace, Idaho          Bear River         1914-1923         33.0          33.0
  Prospect No. 2..............................  Prospect, Oregon      Rogue River          1928            32.0          34.0
  Cutler......................................  Collinston, Utah      Bear River           1927            30.0          29.1
  Oneida......................................  Preston, Idaho        Bear River         1915-1920         30.0          28.0
  Iron Gate...................................  Hornbrook,            Klamath River        1962            18.0          20.0
                                                California
  Soda........................................  Soda Springs,         Idaho Bear River     1924            14.0          14.0
  Fish Creek..................................  Toketee Falls,        Fish Creek           1952            11.0          12.0
                                                Oregon
  33 Minor Hydroelectric Plants...............  Various               Various            1896-1990         98.6*        100.9*
                                                                                                     ------------  -----------
    Subtotal (53 Hydroelectric Plants)........                                                          1,078.1       1,138.6

THERMAL ELECTRIC PLANTS
  Jim Bridger.................................  Rock Springs,         Coal-Fired         1974-1979      1,495.0*      1,386.7*
                                                Wyoming
  Huntington..................................  Huntington, Utah      Coal-Fired         1974-1977        892.8         845.0
  Dave Johnston...............................  Glenrock, Wyoming     Coal-Fired         1959-1972        816.7         772.0
  Naughton....................................  Kemmerer, Wyoming     Coal-Fired         1963-1971        707.2         700.0
  Centralia...................................  Centralia,            Coal-Fired           1972           693.5*        636.5*
                                                Washington
  Hunter 1 and 2..............................  Castle Dale, Utah     Coal-Fired         1978-1980        687.7*        639.4*
  Hunter 3....................................  Castle Dale, Utah     Coal-Fired           1983           446.4         395.0
  Cholla Unit 4...............................  Joseph City, Arizona  Coal-Fired           1981           414.0         380.0
  Wyodak......................................  Gillette, Wyoming     Coal-Fired           1978           289.7*        268.0*
  Gadsby......................................  Salt Lake City, Utah  Gas-Fired          1951-1955        251.6         235.0
  Carbon......................................  Castle Gate, Utah     Coal-Fired         1954-1957        188.6         175.0
  Craig 1 and 2...............................  Craig, Colorado       Coal-Fired         1979-1980        172.1*        165.0*
  Colstrip 3 and 4............................  Colstrip, Montana     Coal-Fired         1984-1986        155.6*        144.0*
  Hayden 1 and 2..............................  Hayden, Colorado      Coal-Fired         1965-1976         81.3*         78.0*
  Blundell....................................  Milford, Utah         Geothermal           1984            26.1          23.0
  Little Mountain.............................  Ogden, Utah           Gas Turbine          1971            16.0          14.0
  Hermiston...................................  Hermiston, Oregon     Combined Cycle       1996           234.0*        234.0*
  James River.................................  Camas, Washington     Black Liquor         1996            52.2          53.0
                                                                                                     ------------  -----------
    Subtotal (17 Thermal Electric Plants).....                                                          7,620.5       7,143.6
                                                                                                     ------------  -----------
    Total Hydro and Thermal Generating
      Facilities (70).........................                                                          8,698.6       8,282.2
                                                                                                     ------------  -----------
                                                                                                     ------------  -----------

------------------------------

*Jointly owned plants; amount shown represents the Company's share only.

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

    The following table describes the Company's recoverable coal reserves as of December 31, 1997. All coal reserves are dedicated to nearby Company operated generating plants. Recoverability by surface mining methods typically ranges between 90% and 95%. Recoverability by underground mining techniques ranges from 50% to 70%. The Company considers that the respective reserves assigned to the Centralia, Craig, Dave Johnston, Huntington, Hunter and Jim Bridger plants, together with coal available under both long-term and short-term contracts with external suppliers, will be sufficient to provide these plants with fuel that meets the Clean Air Act standards effective in 1997, for their current economically useful lives. The sulfur content of the reserves ranges from 0.43% to 0.84% and the BTU value per pound of the reserves ranges from 7,600 to 11,400. Reserve estimates are subject to adjustment as a result of the development of additional data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves.

                                                                                              RECOVERABLE TONS (IN
LOCATION                                                                PLANT SERVED                MILLIONS)
---------------------------------------------------------------  --------------------------  -----------------------
Centralia, Washington..........................................  Centralia                              46(1)
Craig, Colorado................................................  Craig                                  70(2)
Glenrock, Wyoming..............................................  Dave Johnston                           7(1)(5)
Emery County, Utah.............................................  Huntington and Hunter                  87(1)(3)
Rock Springs, Wyoming..........................................  Jim Bridger                           125(4)

------------------------

(1) These reserves are mined by subsidiaries of the Company.

(2) These reserves are leased and mined by Trapper Mining, Inc., a Delaware nonstock corporation operated on a cooperative basis, in which the Company has an ownership interest of approximately 20%.

(3) These reserves are in underground mines.

(4) These reserves are leased and mined by Bridger Coal Company, a joint venture between Pacific Minerals, Inc., a subsidiary of the Company, and a subsidiary of Idaho Power Company. Pacific Minerals, Inc. has a two-thirds interest in the joint venture.

(5) The Company expects to cease mining operations at this location in 1999.

    Most of the Company's coal reserves are held pursuant to leases from the federal government through the Bureau of Land Management and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended and require payment of rentals and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities. In 1997, the Company expended $3 million of reclamation costs and accrued $38 million of estimated final mining reclamation costs. Final mine reclamation funds have been established with respect to certain of the Company's mining properties. At December 31, 1997, the Company's pro rata portion of these reclamation funds totaled $43 million and the Company had an accrued reclamation liability of $159 million at December 31, 1997.

    For a description of Powercor's properties, see "Item 1.
Business--Australian Electric Operations-- Properties" above.

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

    On March 1, 1996, a purported class action was filed against PacifiCorp alleging negligence, nuisance and trespass by PacifiCorp as a result of the operation of three dams on the Lewis River in the State of Washington during the floods of February 1996 (LARRY AND BARBARA RAINEY, ET AL. V. PACIFICORP, Case No. 96-2-00977-0, Superior Court of Washington for Clark County). Plaintiffs request an unspecified amount of damages on behalf of the alleged class, estimated by plaintiffs to have over 500 members, for injury to their property, diminution of value of the related real estate and improvements, and consequential damages in the form of lost income to businesses operating in the flooded areas. The complaint also seeks injunctive relief compelling PacifiCorp to establish additional warning systems downstream from the dams. PacifiCorp believes that it operated the dams in an appropriate manner. Plaintiff's motion for class certification was denied by the court on July 1, 1997.

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

    On April 2, 1996, the Utah Municipal Power Agency and Provo City, Utah served an action against PacifiCorp asserting 13 different causes of action, all relating to the plaintiffs' ownership interest in the Hunter Steam Electric Generating Unit I ("Hunter I") in Emery County, Utah, which is operated by PacifiCorp. (UTAH MUNICIPAL POWER AGENCY AND PROVO CITY, UTAH V. PACIFICORP, Civil No. 2:96CV 0290C, US District Court for the District of Utah, Central Division). The complaint alleged, among other things, an illegal tying arrangement in the supply of coal by PacifiCorp to Hunter I, violations of various federal and state antitrust laws, breach of contract, breach of fiduciary duties and breach of a duty of good faith and fair dealing. The complaint sought damages in amounts to be proven at trial, trebled in the case of the antitrust claims, and certain declaratory rulings. In late 1997, the Company settled the case.

    On October 9, 1996, the Sierra Club filed an action against the Company and the other joint owners of Units 1 and 2 of the Craig Electric Generating Station (the "Station") under the citizen's suit provisions of the federal Clean Air Act alleging, based upon reports from emissions monitors at the Station, that over 14,000 violations of state and federal opacity standards have occurred over a five-year period at Units 1 and 2 of the Station. (SIERRA CLUB V. TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC., PUBLIC SERVICE COMPANY OF COLORADO, INC., SALT RIVER PROJECT AGRICULTURAL IMPROVEMENT AND POWER DISTRICT, PACIFICORP AND PLATTE RIVER POWER AUTHORITY, Civil Action No. 96-B2368, US District Court for the District of Colorado). The Company has a 19.28 percent interest in Units 1 and 2 of the Station, which is operated by Tri-State Generation and Transmission Association and located in Craig, Colorado.

    The action seeks injunctive relief requiring the defendants to operate the Station in compliance with applicable statutes and regulations, the imposition of civil penalties, litigation costs, attorneys' fees and mitigation. The federal Clean Air Act provides for penalties of up to $27,500 per day for each violation, but the level of penalties imposed in any particular instance is discretionary. The complaint alleges that the Company and Public Service Company of Colorado are responsible for the alleged violations beginning with the second quarter of 1992, when they acquired their interests in the Station, and that the other owners are responsible for the alleged violations during the entire period. The complaint alleges that there were approximately 10,000 violations since the second quarter of 1992. A trial date has not yet been set. The Company is unable to predict the level of penalties or other remedies that may be imposed upon the joint owners of the Station or what portion of such liability may ultimately be borne by the Company.

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

    FREDERICK W. BUCKMAN, BORN MARCH 9, 1946, PRESIDENT AND CHIEF EXECUTIVE
     OFFICER OF THE COMPANY

    Mr. Buckman was elected President and Chief Executive Officer of the Company effective February 1, 1994 and became a director of the Company and Holdings in February 1994. He formerly served as President and Chief Executive Officer of Consumers Power Company, Jackson, Michigan, from 1992 to 1994.

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

    RICHARD T. O'BRIEN, BORN MARCH 20, 1954, SENIOR VICE PRESIDENT AND CHIEF
     FINANCIAL OFFICER OF THE COMPANY AND PRESIDENT AND CHIEF EXECUTIVE OFFICER OF HOLDINGS

    Mr. O'Brien was elected President and Chief Executive Officer of Holdings in January 1998 and Senior Vice President and Chief Financial Officer of the Company in August 1995. He served as Senior Vice President of Holdings from February 1996 to January 1998. He served as Vice President of the Company from August 1993 to August 1995. He served as Senior Vice President, Treasurer and Chief Financial Officer of NERCO, Inc., a former subsidiary of the Company, during 1992 and 1993 and Vice President and Treasurer of NERCO from 1989 to 1992.

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

    VERL R. TOPHAM, BORN AUGUST 25, 1934, SENIOR VICE PRESIDENT AND GENERAL
     COUNSEL OF THE COMPANY AND OF HOLDINGS

    Mr. Topham was elected Senior Vice President and General Counsel of Holdings in January 1998, Senior Vice President and General Counsel and a director of the Company in May 1994. He served as President of Utah Power from February 1990 to May 1994.

    JAMES H. HUESGEN, BORN DECEMBER 26, 1949, VICE PRESIDENT AND CONTROLLER OF
     THE COMPANY AND CONTROLLER OF HOLDINGS

    Mr. Huesgen was elected Controller of Holdings in January 1998 and Vice President and Controller of the Company in November 1997. He served as Executive Vice President and Chief Financial Officer of Pacific Telecom, Inc. from February 1989 to November 1997.

    SALLY A. NOFZIGER, BORN JULY 5, 1936, VICE PRESIDENT AND CORPORATE SECRETARY
     OF THE COMPANY, SECRETARY OF HOLDINGS AND PACIFICORP FINANCIAL SERVICES,
     INC.

    Mrs. Nofziger was elected Vice President of the Company in 1989 and has been Corporate Secretary since 1983.

    WILLIAM E. PERESSINI, BORN MAY 23, 1956, VICE PRESIDENT AND TREASURER OF THE
     COMPANY AND TREASURER OF HOLDINGS

    Mr. Peressini was elected Vice President and Treasurer of the Company in May 1996. He had served as Treasurer since January 1994. He has been Treasurer of Holdings since February 1994 and of Pacific Telecom, Inc. from August 1996 to December 1997. He served as Executive Vice President of PacifiCorp Financial Services, Inc. from January 1992 to January 1994 and as Senior Vice President and Chief Financial Officer of that company from 1989 to January 1992.

    DONALD A. BLOODWORTH, BORN MAY 9, 1956, VICE PRESIDENT OF THE COMPANY

    Mr. Bloodworth was elected Vice President of the Company in November 1997. He was employed by AirTouch Cellular from April 1997 to November 1997. He served as Controller of the Company from August 1996 until April 1997. He formerly served as Vice President of Revenue Requirements and Controller for Pacific Telecom, Inc. from May 1993 until August 1996. He was Vice President and Treasurer for PacifiCorp Holdings, Inc. and PacifiCorp Financial Services during 1992 and 1993.

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

    MICHAEL J. PITTMAN, BORN MARCH 25, 1953, VICE PRESIDENT OF THE COMPANY

    Mr. Pittman was elected Vice President of the Company in May 1993. He served as Assistant Vice President from 1990 to 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a). The information required by this item is included under "Quarterly Financial Data" on page 65 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

    (b). Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is included under Note 16 "Selected Financial and Segment Information" on page 60 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included under "Management's Discussion and Analysis" on pages 25 through 40 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included under "Risk Management," "Interest Rate Exposure," "Currency Rate Exposure" and "Commodity Price Exposure" on pages 39 and 40 of the Company's Annual Report to Shareholders and is incorporated herein by this reference.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to the Company's directors is incorporated herein by this reference to "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Shareholders. The information required by this item with respect to the Company's executive officers is set forth in Part I of this report under Item 4A. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by this reference to "Executive Compensation" in the Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by this reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by this reference to "Director Compensation and Certain Transactions" in the Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                         PAGE REFERENCES
                                                                                                         ---------------
   (a) 1.  Index to Consolidated Financial Statements:*
             Independent Auditors' Report..............................................................            41
             Statements of consolidated income and retained earnings for each of the three years ended
               December 31, 1997.......................................................................            42
             Statements of consolidated cash flows for each of the three years ended December 31,
               1997....................................................................................            43
             Consolidated balance sheets at December 31, 1997 and 1996.................................            44
             Notes to consolidated financial statements................................................            46

       2.  Schedules:**

------------------------

* Page references are to the incorporated portion of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1997.

**All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference herein.

    3.  Exhibits:

      *(2)          --  Stock Purchase Agreement, dated as of June 11, 1997, by and among PacifiCorp
                          Holdings, Inc., Pacific Telecom, Inc., Century Telephone Enterprises, Inc. and
                          Century Cellunet, Inc. (Incorporated by reference to Exhibit 2.1 of Century
                          Telephone Enterprises, Inc.'s Current Report on Form 8-K dated June 11, 1997,
                          File No. 1-7784).

      *(3)a         --  Third Restated Articles of Incorporation of the Company (Exhibit (3)b, Form 10-K
                          for the fiscal year ended December 31, 1996, File No. 1-5152).

      *(3)b         --  Bylaws of the Company (as restated and amended May 10, 1995) (Exhibit (3)b, Form
                          10-K for the fiscal year ended December 31, 1995, File No. 1-5152).

      *(4)a         --  Mortgage and Deed of Trust dated as of January 9, 1989, between the Company and
                          Morgan Guaranty Trust Company of New York (The Chase Manhattan Bank, successor),
                          Trustee, as supplemented and modified by twelve Supplemental Indentures (Exhibit
                          4-E, Form 8-B, File No. 1-5152; Exhibit (4)(b), File No. 33-31861; Exhibit
                          (4)(a), Form 8-K dated January 9, 1990, File No. 1-5152; Exhibit 4(a), Form 8-K
                          dated September 11, 1991, File No. 1-5152; Exhibit 4(a), Form 8-K dated January
                          7, 1992, File No. 1-5152; Exhibit 4(a), Form 10-Q for the quarter ended March 31,
                          1992, File No. 1-5152; and Exhibit 4(a), Form 10-Q for the quarter ended
                          September 30, 1992, File No. 1-5152; Exhibit 4(a), Form 8-K dated April 1, 1993,
                          File No. 1-5152; Exhibit 4(a), Form 10-Q for the quarter ended September 30,
                          1993, File No. 1-5152; Exhibit 4(a), Form 10-Q for the quarter ended June 30,
                          1994, File No. 1-5152; Exhibit (4)b, Form 10-K for the fiscal year ended December
                          31, 1994, File No. 1-5152; and Exhibit (4)b, Form 10-K for the fiscal year ended
                          December 31, 1995, File No. 1-5152; Exhibit (4)b, Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5152).

      *(4)b         --  Third Restated Articles of Incorporation and Bylaws. See (3)a and (3)b above.

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

    *+(10)a         --  PacifiCorp Deferred Compensation Payment Plan (Exhibit 10-F, Form 10-K for fiscal year ended December 31, 1992, File No. 1-8749) (Exhibit (10)b, Form 10-K for
                          fiscal year ended December 31, 1994, File No. 1-5152).

    *+(10)b         --  PacifiCorp Compensation Reduction Plan dated December 1, 1994, as amended (Exhibit
                          (10)b, Form 10-K for fiscal year ended December 31, 1994, File No. 1-5152).

    *+(10)c         --  PacifiCorp Executive Incentive Program (Exhibit (10)d, Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5152).

    *+(10)d         --  PacifiCorp Non-Employee Directors' Stock Compensation Plan dated August 1, 1985, as amended (Exhibit (10)f, Form 10-K for fiscal year ended December 31, 1994, File
                          No. 1-5152).

    *+(10)e         --  PacifiCorp Long Term Incentive Plan, 1993 Restatement (Exhibit 10G, Form 10-K for
                          the year ended December 31, 1993, File No. 0-873).

    *+(10)f         --  Form of Restricted Stock Agreement under PacifiCorp Long Term Incentive Plan, 1993
                          Restatement (Exhibit 10H, Form 10-K for the year ended December 31, 1993, File
                          No. 0-873).

     +(10)g         --  PacifiCorp Supplemental Executive Retirement Plan, as amended.

    *+(10)h         --  Incentive Compensation Agreement dated as of February 1, 1994 between PacifiCorp and Frederick W. Buckman (Exhibit (10)k, Form 10-K for the fiscal year ended
                          December 31, 1993, File No. 1-5152).

    *+(10)i         --  Compensation Agreement dated as of February 9, 1994 between PacifiCorp and Keith R.
                          McKennon (Exhibit (10)m, Form 10-K for the fiscal year ended December 31, 1993,
                          File No. 1-5152).

    *+(10)j         --  Amendment No. 1 to Compensation Agreement between PacifiCorp and Keith R. McKennon dated as of February 9, 1995 (Exhibit (10)r, Form 10-K for the fiscal year ended
                          December 31, 1994, File No. 1-5152).

    *+(10)k         --  PacifiCorp Stock Incentive Plan dated August 14, 1996, as amended (Exhibit (10)n,
                          Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5152).

    *+(10)l         --  Form of Restricted Stock Agreement under PacifiCorp Stock Incentive Plan Exhibit
                          (10)o, Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5152).

    *+(10)m         --  PacifiCorp Executive Severance Plan (Exhibit (10)p, Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5152).

     *(10)n         --  Short-Term Surplus Firm Capacity Sale Agreement executed July 9, 1992 by the United
                          States of America Department of Energy acting by and through the Bonneville Power
                          Administration and Pacific Power & Light Company (Exhibit (10)n, Form 10-K for
                          the fiscal year ended December 31, 1992, File No. 1-5152).

     *(10)o         --  Restated Surplus Firm Capacity Sale Agreement executed September 27, 1994 by the
                          United States of America Department of Energy acting by and through the
                          Bonneville Power Administration and Pacific Power & Light Company (Exhibit (10)t,
                          Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5152).

      (12)a         --  Statements of Computation of Ratio of Earnings to Fixed Charges (See page S-1).

      (12)b         --  Statements of Computation of Ratio of Earnings to Combined Fixed Charges and
                          Preferred Stock Dividends (See page S-2).

      (13)          --  Portions of Annual Report to Shareholders of the Registrant for the year ended
                          December 31, 1997 incorporated by reference herein.

      (21)          --  Subsidiaries (See page S-3).

      (23)          --  Consent of Deloitte & Touche LLP with respect to Annual Report on Form 10-K.

      (24)          --  Powers of Attorney.

      (27)          --  Financial Data Schedule (filed electronically only).

------------------------

* Incorporated herein by reference.

+ This exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    On Form 8-K dated December 1, 1997, under "Item 2. Acquisition or Disposition of Assets," the Company announced the completion of the PTI sale to Century Telephone Enterprises, Inc.

    On Form 8-K dated December 19, 1997, under "Item 5. Other Events," the Company filed a news release reporting the unconditional approval from the U.K. Government that allowed it to make a new bid for The Energy Group.

    On Form 8-K dated January 12, 1998, under "Item 5. Other Events," the Company filed a news release announcing a work force reduction, Glenrock mine closure and other charges.

    On Form 8-K dated January 27, 1998, under "Item 5. Other Events," the Company filed a news release reporting its 1997 financial results.

    On Form 8-K dated February 3, 1998, under "Item 5. Other Events," the Company filed both a news release and joint announcement relating to its offer to purchase all outstanding shares of The Energy Group.

    On Form 8-K dated March 3, 1998, under "Item 5. Other Events," the Company filed news releases: (a) reporting the proposed cash offer by a subsidiary of the Company of 820 pence per share for all outstanding shares of The Energy Group ("TEG") and (b) an increased offer of 840 pence per share for all outstanding shares of TEG by Texas Utilities Company. The Company also filed the audited, 1997 consolidated financial statements and related footnotes of PacifiCorp and its subsidiaries.

(c) See (a) 3. above.

(d) See (a) 2. above.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                PACIFICORP

                                BY            /s/ FREDERICK W. BUCKMAN
                                     ------------------------------------------
                                                Frederick W. Buckman
                                                    (PRESIDENT)

Date: March 23, 1998

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                       TITLE                     DATE
----------------------------  ----------------------------  -------------------

  /s/ FREDERICK W. BUCKMAN
----------------------------  President, Chief Executive
    Frederick W. Buckman        Officer and Director          March 23, 1998
        (PRESIDENT)

   /s/ RICHARD T. O'BRIEN     Senior Vice President (Chief
----------------------------    Financial Officer and
     Richard T. O'Brien         Principal Accounting          March 23, 1998
  (SENIOR VICE PRESIDENT)       Officer)

   *W. CHARLES ARMSTRONG
----------------------------
    W. Charles Armstrong

     *KATHRYN A. BRAUN
----------------------------
      Kathryn A. Braun
                              Director                        March 23, 1998

      *C. TODD CONOVER
----------------------------
      C. Todd Conover

      *NOLAN E. KARRAS
----------------------------
      Nolan E. Karras

         SIGNATURE                       TITLE                     DATE
----------------------------  ----------------------------  -------------------

     *KEITH R. MCKENNON
----------------------------
     Keith R. McKennon
         (CHAIRMAN)

     *ROBERT G. MILLER
----------------------------
      Robert G. Miller

      *ALAN K. SIMPSON
----------------------------
      Alan K. Simpson

                              Director                        March 23, 1998
      *VERL R. TOPHAM
----------------------------
       Verl R. Topham

      *DON M. WHEELER
----------------------------
       Don M. Wheeler

     *NANCY WILGENBUSCH
----------------------------
     Nancy Wilgenbusch

       *PETER I. WOLD
----------------------------
       Peter I. Wold

*By     /s/ NANCY WILGENBUSCH
      -------------------------
          Nancy Wilgenbusch
         (ATTORNEY-IN-FACT)