Form 10-Q
period 1998-03-31
PACIFICORP /OR/
filed 1998-05-14
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               ______________

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


     YES   X       NO
         _____        _____


At April 30, 1998, there were 297,254,422 shares of registrant's common stock outstanding.

                                  PACIFICORP



                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

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

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                  PACIFICORP
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Millions of Dollars, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ______________________
                                                      1998            1997
                                                     ______          ______

REVENUES                                            $2,075.7        $1,041.8
                                                     _______         _______

EXPENSES
  Operations and maintenance                         1,599.6           574.7
  Administrative and general                            79.2            69.0
  Depreciation and amortization                        116.7           109.3
  Taxes, other than income taxes                        27.6            27.4
  Special charges                                      113.1               -
                                                     _______         _______
  TOTAL                                              1,936.2           780.4
                                                     _______         _______

INCOME FROM OPERATIONS                                 139.5           261.4
                                                     _______         _______

INTEREST EXPENSE AND OTHER
  Interest expense                                      94.3           106.0
  Interest capitalized                                  (3.3)           (2.8)
  Other (income)/expense - net                          78.7            (0.6)
                                                     _______         _______
  TOTAL                                                169.7           102.6
                                                     _______         _______

Income (loss) from continuing operations
  before income taxes                                  (30.2)          158.8
Income tax expense/(benefit)                           (15.1)           56.1
                                                     _______         _______

Income (loss) from continuing operations               (15.1)          102.7

Discontinued Operations (less applicable
  income tax expense: 1997/$12.9                           -            18.3
                                                     _______         _______

NET INCOME (LOSS)                                      (15.1)          121.0

RETAINED EARNINGS BEGINNING OF PERIOD                1,106.3           782.8
Cash dividends declared
  Preferred stock                                       (4.3)           (5.6)
  Common stock per share of $0.27                      (80.3)          (79.8)
                                                     _______         _______
RETAINED EARNINGS END OF PERIOD                     $1,006.6        $  818.4
                                                     =======         =======

EARNINGS (LOSS) ON COMMON STOCK                     $  (19.9)       $  114.9

Average number of common shares
  outstanding - Basic and dilutive (Thousands)       297,059         295,393

EARNINGS (LOSS) PER COMMON SHARE - Basic and dilutive
  Continuing operations                             $  (0.07)       $   0.33
  Discontinued operations                                  -            0.06
                                                     _______         _______
  TOTAL                                             $  (0.07)       $   0.39
                                                     =======         =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ______________________
                                                      1998            1997
                                                     ______          ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations          $ (15.1)         $ 102.7
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities

    Depreciation and amortization                     120.1            113.3
    Deferred income taxes and investment tax
      credits - net                                   (40.2)             4.1
    Special charges                                   113.1                -
    Other                                              23.4              9.2
    Accounts receivable and prepayments               (11.4)           107.5
    Materials, supplies and fuel stock                 (7.0)             (.3)
    Accounts payable and accrued liabilities           41.4            (61.6)
                                                     ______           ______
  Net cash provided by continuing operations          224.3            274.9
  Net cash used in discontinued operations           (304.0)           (13.9)
                                                     ______           ______

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                          (79.7)           261.0
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (111.0)          (127.7)
  Investments in and advances to
    affiliated companies - net                        (21.0)           (20.3)
  Assets acquired                                      (6.8)            (4.6)
  Proceeds from sales of finance assets
    and principal payments                             47.1             26.7
  Investment in shares of The Energy Group PLC       (625.5)               -
  Other                                                 5.3              6.5
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                (711.9)          (119.4)
                                                     ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                          108.7             24.8
  Proceeds from long-term debt                        417.5             12.3
  Proceeds from issuance of common stock                7.9             10.5
  Dividends paid                                      (84.1)           (85.2)
  Repayments of long-term debt                       (369.2)           (66.0)
  Redemptions of preferred stock                          -             (3.0)
  Other                                                20.0            (28.8)
                                                     ______           ______

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   100.8           (135.4)
                                                     ______           ______

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (690.8)             6.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      741.3              8.4
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  50.5          $  14.6
                                                     ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest (net of amount capitalized)            $ 135.7          $ 176.9
    Income taxes                                      367.3             (1.3)

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                     March 31,      December 31,
                                                       1998             1997
                                                     _________      ____________

CURRENT ASSETS
  Cash and cash equivalents                          $    50.5        $   741.3
  Accounts receivable less allowance
    for doubtful accounts: 1998/$17.7
    and 1997/$18.8                                       948.5            919.5
  Materials, supplies and fuel stock at
    average cost                                         205.3            194.3
  Real estate investments held for sale                  295.8            272.2
  Shares of The Energy Group PLC                         649.4                -
  Other                                                   90.4             55.0
                                                      ________         ________
  TOTAL CURRENT ASSETS                                 2,239.9          2,182.3

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                        12,159.4         12,094.6
  Australian Electric Operations                       1,192.1          1,161.2
  Other Operations                                        56.6             56.9
  Accumulated depreciation and amortization           (4,331.5)        (4,242.4)
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET            9,076.6          9,070.3

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            266.4            281.6
  Intangible assets - net                                526.7            524.9
  Regulatory assets - net                                864.1            871.1
  Finance note receivable                                210.2            211.2
  Finance assets - net                                   333.2            349.8
  Deferred charges and other                             295.0            389.0
                                                      ________         ________
  TOTAL OTHER ASSETS                                   2,495.6          2,627.6
                                                      ________         ________

TOTAL ASSETS                                         $13,812.1        $13,880.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     March 31,      December 31,
                                                       1998             1997
                                                     _________      ____________

CURRENT LIABILITIES
  Long-term debt currently maturing                  $   427.4        $   365.5
  Notes payable and commercial paper                     297.9            189.2
  Accounts payable                                       701.8            630.7
  Taxes, interest and dividends payable                  370.3            701.2
  Customer deposits and other                            211.0            218.9
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            2,008.4          2,105.5

DEFERRED CREDITS
  Income taxes                                         1,649.7          1,676.1
  Investment tax credits                                 133.2            135.2
  Other                                                  764.4            646.2
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,547.3          2,457.5

LONG-TERM DEBT                                         4,425.1          4,414.5

COMMITMENTS AND CONTINGENCIES (See Note 5)                   -                -

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES            340.4            340.4

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          175.0            175.0

PREFERRED STOCK                                           66.4             66.4

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1998/297,231,736
    and 1997/296,908,110                               3,282.3          3,274.2
  Retained earnings                                    1,006.6          1,106.3
  Accumulated other comprehensive income                 (39.4)           (59.6)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  4,249.5          4,320.9
                                                      ________         ________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $13,812.1        $13,880.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 1998


 1.  FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of March 31, 1998 and December 31, 1997 and for the periods ended March 31, 1998 and 1997, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1997 Annual Report on Form 10-K.

     The condensed consolidated financial statements of the Company include the integrated domestic electric utility operations of Pacific Power and Utah Power and its wholly owned and majority owned subsidiaries. Major subsidiaries, all of which are wholly owned, are: PacifiCorp Group Holdings Company ("Holdings"), which holds directly or through its wholly owned subsidiary, PacifiCorp International Group Holdings Company, all of the Company's nonintegrated electric utility investments, including Powercor Australia Limited ("Powercor"), an Australian electricity distributor; PacifiCorp Financial Services, Inc. ("PFS"), a financial services business; PacifiCorp Power Marketing, Inc. ("PPM"), engaged in wholesale electricity trading in the eastern United States energy markets; and TPC Corporation ("TPC"), a natural gas marketing and storage company, purchased April 15, 1997. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated.

     The Company sold its wholly owned telecommunications subsidiary, Pacific Telecom, Inc. ("PTI"), on December 1, 1997. See Note 3. The Company sold Pacific Generation Company ("PGC") on November 5, 1997, and the natural gas gathering and processing assets of TPC on December 1, 1997. In addition, on May 1, 1998, the Company sold the real estate assets held by PFS.

     Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

 2.  BID FOR THE ENERGY GROUP

     During 1997 and 1998, the Company sought to acquire The Energy Group PLC ("TEG"), a diversified international energy group with operations in the United Kingdom, the United States and Australia. The Company made three tender offers for TEG. The last offer was valued at $11.1 billion, including the assumption of $4.1 billion of TEG's debt. In March 1998, Texas Utilities Company also made a tender offer at a higher price. On April 30, 1998, the Company announced that it would not increase its revised offer for TEG on the basis that a price in excess of 820 pence per share would not have provided acceptable financial returns for PacifiCorp shareholders.

     The Company recorded an $86 million pretax charge to first quarter 1998 earnings, included in "Other (income)/expense-net," for bank commitment and facility fees, legal expenses and other related costs incurred since the Company's original bid for TEG in June of 1997. These costs had been deferred pending the outcome of the transaction.

     Additionally, in connection with the attempt to acquire TEG, a subsidiary of the Company purchased approximately 46 million shares of TEG at a price of 820 pence per share, or $625 million. The Company will record any gain on the TEG shares when they are sold, which is expected to occur in the second quarter of 1998. The Company has entered into forward foreign currency exchange contracts to remove the foreign currency risk associated with its investment in TEG shares.

     The Company incurred a pretax loss of $3 million in April 1998 in connection with closing its foreign currency option contract associated with the bid for TEG. This loss will be recorded in the second quarter of 1998.

 3.  DISCONTINUED OPERATIONS

     On December 1, 1997, Holdings completed the sale of PTI for $1.5 billion in cash plus the assumption of PTI's debt of $713 million. A portion of the proceeds from the sale of PTI were used to repay short-term debt of Holdings. The remaining proceeds were invested in short-term money market instruments and Holdings temporarily advanced excess funds to Domestic Electric Operations for retirement of short-term debt.

     Summarized operating results for PTI were as follows:

                                                             Three-Month
                                                             Period Ended
                                                               March 31,
                                                             ____________
                                                                 1997
                                                                ______
                                                         (Dollars in Millions)

     Revenues                                                   $128.0
                                                                 _____

     Income before income taxes                                 $ 31.2
     Income taxes                                                 12.9
                                                                 _____

     Net income                                                 $ 18.3
                                                                 =====

 4.  ACCOUNTING FOR THE EFFECTS OF REGULATION

     Domestic Electric Operations prepares its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulations." Under this statement, the Company may defer certain costs as regulatory assets and certain obligations as regulatory liabilities. Regulatory assets and liabilities represent probable future revenues that will be recovered from, or refunded to, customers through the ratemaking process.

     The Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") concluded in 1997 that SFAS 71 should be discontinued when detailed legislation or regulatory orders regarding competition are issued. Additionally, the EITF concluded that regulatory assets and liabilities applicable to businesses being deregulated should be written off unless their recovery is provided for through future regulated cash flows. Recoverability of regulatory assets is assessed at each reporting period.

     During 1997, the Utah Public Service Commission (the "PSC") held hearings on the proper method to be used in allocating costs among the Company's seven jurisdictions that resulted in an order issued on April 16, 1998. Under the order, differences in allocations associated with the merger of Pacific Power and Utah Power will be eliminated over five years on a straight-line basis. When fully implemented, the order will result in $125 million to $150 million of primarily generation and transmission assets being disallowed from the Company's rate base in Utah. The phase-out of the differences is to be completed by January 1, 2001 and could reduce Utah prices by approximately
$50 million to $60 million per year once fully implemented. The order itself will not decrease revenues, but will be included in the overall determination of revenue requirement by the PSC and will be combined with other cost increases and decreases to determine the overall impact to customer rates.
The rate case is expected to be heard by the PSC in October 1998. The Company is currently evaluating its regulatory strategy with respect to the Utah allocation order and the impact of the order, if any, in its other regulatory jurisdictions.

     In December 1997, the California Public Utilities Commission issued an order with respect to the Company's filing concerning transition to direct access requirements enacted in that state. The order mandated a 10% rate reduction effective January 1, 1998, which would result in a $3.5 million annual reduction in revenues. The Company has requested a rehearing of this issue.

     The Oregon Public Utility Commission and the Company have agreed to an Alternate Form of Regulation ("AFOR") for the Company's Oregon distribution business. The AFOR allows for index-related price increases in 1998, 1999 and 2000, with an annual cap of 2% of distribution revenues in any one year and an overall cap of 5% over the three-year period. The estimated revenue increase in 1998 is approximately $6.9 million. The AFOR also includes incentives to invest in renewable resources and incentives to maintain current service quality levels or penalties for failure to maintain the service quality levels.

     The Oregon AFOR agreement and the Utah allocation order are examples of the changing regulatory environment in which the Company operates. The Company continues to evaluate the accounting impact of all changes in regulation in the context of its regulatory strategy. Changes in regulatory structure may significantly affect the Company's future financial condition and results of operations.

 5.  CONTINGENT LIABILITIES

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

 6.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires items previously reported as a component of common equity be more prominently reported in a separate financial statement as a component of comprehensive income.

     The components of comprehensive income are as follows:

     Millions of dollars/For three months ended March 31      1998      1997
     ______________________________________________________________________

     Net income (loss)                                      $(15.1)   $121.0
     Other comprehensive income
       Foreign currency translation adjustment, net
         of taxes 1998/$9.1 and 1997/$(2.1)                   13.0      (3.3)
       Unrealized gain on shares of The Energy
         Group PLC, net of taxes of $4.6                       7.2         -
                                                             _____     _____

     Total comprehensive income                             $  5.1    $117.7
                                                             =====     =====

 7.  NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring performance. This standard is effective for fiscal years beginning after December 15, 1997. Adoption of this standard may result in additional financial disclosure but will not have an effect on the Company's financial position or results of operations.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This statement, which is effective for fiscal years beginning after December 15, 1997, revises employers' disclosures about pension and other postretirement benefit plans. Adoption of this standard will not change the measurement of the liability nor recognition of expense of these plans.

 Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS


This report includes forward-looking statements that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company and its subsidiaries, including the factors identified in the Company's 1997 Annual Report on Form 10-K. Such forward-looking statements should be considered in light of those factors.

Comparison of the three-month periods ended March 31, 1998 and 1997
___________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution (loss) on
  common stock (1)
    Domestic Electric Operations     $  5.6     $ 74.6   $ (69.0)     (92)
    Australian Electric Operations     14.1       21.0      (6.9)     (33)
    Unregulated Energy Trading         (0.5)      (1.0)      0.5       50
    Other Operations                  (39.1)       2.0     (41.1)       *
                                      _____      _____    ______
    Continuing Operations             (19.9)      96.6    (116.5)    (121)

    Discontinued Operations (2)           -       18.3     (18.3)    (100)
                                      _____      _____    ______

      Total                          $(19.9)    $114.9   $(134.8)    (117)
                                      =====      =====    ======

Earnings (loss) per common
  share - Basic and dilutive
    Continuing Operations            $ (0.7)    $ 0.33   $ (0.40)    (121)
    Discontinued Operations (2)           -       0.06     (0.06)    (100)
                                      _____      _____    ______

      Total                          $ (0.7)    $ 0.39   $ (0.46)    (118)
                                      =====      =====    ======

*Not a meaningful number.

(1) Earnings contribution (loss) on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements;
     (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other Operations; (c) amounts are net of preferred dividend requirements and minority interest.

(2)  Represents the discontinued operations of PTI.

The Company recorded a loss on common stock of $20 million, or $0.07 per share, in the first quarter of 1998, a decline of $135 million, or $0.46 per share, from the same period in 1997. The 1998 results included an after-tax charge of $70 million, or $0.24 per share, associated with the Company's work force reduction in the United States and an after-tax charge of $54 million, or $0.18 per share, associated with the Company's terminated bid for TEG. The first quarter 1997 results included $18 million, or $0.06 per share, from the Company's telecommunications operations that were sold in December of 1997.

Domestic Electric Operations earnings contribution was $6 million in the first quarter of 1998. Excluding the $70 million charge relating to the work force reduction, the earnings contribution would have been $76 million as compared to $75 million in the first quarter of 1997. Higher commercial and industrial energy sales contributed to the increase in adjusted earnings. The combined rate of growth in nonfuel operations and maintenance and general and administrative costs was reduced to one percent in the quarter.

Earnings from Australian Electric Operations were $14 million in the first quarter of 1998, compared to $21 million in the same quarter last year. Earnings in the quarter were reduced by $2 million as the result of unfavorable fluctuations in the currency exchange rate, which partially offset the benefit of higher sales to commercial and industrial customers in the quarter. Earnings in the first quarter of 1997 were benefited by adjustments totaling $7 million associated with the renegotiation of certain industrial customer contracts.

The unregulated energy trading segment reported losses of $0.5 million in the quarter as compared to a $1 million loss in the first quarter of 1997.

Other Operations reported a net loss of $39 million in 1998, primarily due to the $54 million after-tax charge for costs associated with the Company's terminated bid for TEG. These costs, dating back to June of 1997, had been deferred pending the outcome of the proposed transaction.

                             RESULTS OF OPERATIONS

Domestic Electric Operations
____________________________

Comparison of the three-month periods ended March 31, 1998 and 1997
___________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                    $  231.8   $  233.1    $  (1.3)       (1)
  Commercial                        161.4      150.2       11.2         7
  Industrial                        162.7      155.0        7.7         5
  Other                               7.6        7.8       (0.2)       (3)
                                  _______    _______    _______
    Retail sales                    563.5      546.1       17.4         3
  Wholesale sales                   499.1      229.7      269.4       117
  Other                              14.4       17.4       (3.0)      (17)
                                  _______    _______    _______
      Total                       1,077.0      793.2      283.8        36

Operating expenses                  981.2      596.5      384.7        64
                                  _______    _______    _______
Income from operations               95.8      196.7     (100.9)      (51)
Interest expense                     80.0       74.1        5.9         8
Minority interest and other          (2.7)      (7.3)       4.6        63
Income taxes                          8.1       49.2      (41.1)      (84)
                                  _______    _______    _______
Net income                           10.4       80.7      (70.3)      (87)
Preferred dividend requirement        4.8        6.1       (1.3)      (21)
                                  _______    _______    _______
Earnings contribution            $    5.6   $   74.6   $  (69.0)      (92)
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       3,751      3,827        (76)       (2)
  Commercial                        2,992      2,784        208         7
  Industrial                        4,891      4,745        146         3
  Other                               159        169        (10)       (6)
                                   ______     ______     ______
    Retail sales                   11,793     11,525        268         2
  Wholesale sales                  22,443     10,240     12,203       119
                                   ______     ______     ______
      Total                        34,236     21,765     12,471        57
                                   ======     ======     ======

Residential average usage (kWh)     3,042      3,187       (145)       (5)
Total customers (end of period) 1,445,900  1,410,212     35,688         3

Revenues

Domestic Electric Operations revenues increased $284 million, or 36%. This increase was primarily attributable to a $269 million increase in wholesale revenues.

Wholesale volumes continued to expand with the active markets. The $269 million increase in revenues was driven by energy volumes that more than doubled in 1998 to a total of 22.4 million mWh. Higher short-term and spot market wholesale energy volumes increased revenues by $239 million. Related energy prices averaged $20 per mWh in the quarter, a 25% increase over the prior year. The higher prices for short-term and spot market sales added $21 million to revenues in the quarter. Higher long-term volumes and prices added $9 million to revenues.

Residential revenues and energy sales volumes were down $1 million and 2%, respectively. Growth in the average number of residential customers of 3%
added $6 million to revenues.   This increase was more than offset by volume
decreases due to warmer weather and other usage changes, which lowered revenues by $6 million, and lower Utah rates that decreased revenues by $1 million.

Commercial revenues were up $11 million, or 7%. Energy sales volumes increased 7% over the prior year. Increased usage by existing commercial customers added $8 million to revenues and a 2% increase in commercial customers added $5 million. Warmer weather in 1998 decreased revenues by $2 million and lower Utah rates decreased revenues by $1 million.

Industrial revenues increased $8 million, or 5%. A 3% increase in energy sales volumes drove a $4 million increase in revenues. Revenues in 1997 were reduced by billing adjustments of $6 million for certain industrial customers.

See Note 4 regarding regulation of Domestic Electric Operations' utility properties.

Operating Expenses

Total operating expenses increased $385 million, or 64%. This increase was primarily attributable to increased purchased power expense to serve the expanding wholesale market and the $113 million pretax cost for the work force reduction.

Purchased power expense increased $255 million, to $459 million. The higher expense was due to a 10.7 million mWh increase in short-term firm and spot market energy purchases, more than double the amount of purchases in the same period of 1997, which increased purchased power expense $233 million. Short-term firm and spot market purchase prices averaged $20 per mWh in the quarter versus $14 per mWh in 1997, a 36% increase. The increase in purchase prices added $13 million to costs. Higher volumes and prices relating to long-term firm purchased power contracts added $4 million and $3 million, respectively, to purchased power costs.

Fuel expense was up $6 million, or 5%, to $123 million as a result of a 12% or
1.4 million mWh increase in thermal generation. The average cost per mWh of thermal generation decreased 6% to $9.73. Hydroelectric generation decreased 7% compared to the first quarter of last year due to less favorable water conditions.

Net power costs in the quarter were $7.12 per mWh, compared to $7.98 per mWh in the first quarter of 1997, an 11% decrease. Net power cost represents the net cost to serve the Company's domestic retail customers on a mWh basis. This is measured by the sum of fuel, purchased power and wheeling expense, less wholesale power and wheeling revenues. The decrease in net power cost was attributable to sales through the wholesale markets of 1.1 million mWh of the Company's generation that was in excess of its retail load requirements.

Depreciation and amortization expense increased $9 million, or 10%, to $98 million. Higher depreciation rates that were implemented in the fourth quarter of 1997 added $5 million to expense and increased plant in service added $4 million.

Other operations and maintenance expense decreased $3 million, or 3%, to $111 million. Steam plant maintenance expense decreased $2 million due to overhaul timing differences. Distribution plant maintenance expense decreased $1 million due to recognition of storm damage expense in 1997.

Administrative and general expenses increased $5 million, or 7%, to $78 million primarily due to timing of employee related costs, partially offset by lower outside service expense.

Other Income and Expense

Interest expense was up $6 million to $80 million as a result of higher debt balances. The higher debt was due to capital contributions made to Holdings relating to the acquisition of TPC in April 1997. Income tax expense declined $41 million due to the decline in pretax income.

Australian Electric Operations
______________________________

Comparison of the three-month periods ended March 31, 1998 and 1997
___________________________________________________________________


                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                   1998    1997   Translation Operations Operations
                                   ____    ____   ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area                 $116.5  $140.9    $(19.5)     $ (4.9)       (3)
    Outside Powercor area
      Victoria                      20.9    23.0      (3.5)        1.4         6
      New South Wales               20.2     1.8      (3.4)       21.8         *
                                   _____   _____     _____       _____
                                   157.6   165.7     (26.4)       18.3        11
    Other                            4.9    17.7      (0.8)      (12.0)      (68)
                                   _____   _____     _____       _____
        Total                      162.5   183.4     (27.2)        6.3         3

  Operating expenses               121.7   128.5     (20.4)       13.6        11
                                   _____   _____     _____       _____
  Income from operations            40.8    54.9      (6.8)       (7.3)      (13)
  Interest expense                  15.8    18.3      (2.6)        0.1         1
  Equity in losses of Hazelwood      3.0     3.0      (0.5)        0.5        17
  Other (income)/expense            (0.4)      -       0.1        (0.5)        *
  Income taxes                       8.3    12.6      (1.4)       (2.9)      (23)
                                   _____   _____     _____       _____
    Earnings contribution         $ 14.1  $ 21.0    $ (2.4)     $ (4.5)      (21)
                                   =====   =====     =====       =====

Powercor energy sales (millions of kWh)
  Powercor area                    1,797   1,861                   (64)       (3)
  Outside Powercor area
    Victoria                         600     500                   100        20
    New South Wales                  575      59                   516         *
                                   _____   _____                 _____
        Total                      2,972   2,420                   552        23
                                   =====   =====                 =====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U. S. dollars was 0.67 in the first quarter of 1998 as compared to 0.78 in 1997, a 14% decrease in the quarter. The effect of this change in exchange rates lowered revenues by $27 million and costs by $25 million in the first quarter of 1998.

The following discussion excludes the effects of the lower currency exchange rate in 1998.

Revenues

Powercor's revenues increased $6 million, or 3%. Excluding $11 million of revenue in 1997 relating to Tariff H contracts, revenues would have increased $17 million, or 10%, due to a 552 million kWh, or 23%, increase in energy sales, which added $21 million to revenues. Declining prices reduced revenues by $3 million.

Energy volumes sold to contestable customers outside Powercor's franchise area were up 616 million kWh and added $22 million to revenues due to new customers in New South Wales and $4 million due to new customers in Victoria. Lower prices for sales to contestable customers reduced revenues by $3 million in 1998. Inside Powercor's franchise area, revenues decreased $5 million due to a 64 million kWh decrease in energy sold.

Other revenues decreased $12 million, to $5 million, largely as a result of the $11 million of revenues associated with renegotiation of Tariff H contracts in the 1997 period.

Operating Expenses

Purchased power expense decreased $1 million, or 2%, to $58 million. Lower average prices reduced power costs by $17 million. Prices for purchased power averaged $23 per mWh in the first quarter of 1998 compared to $28 per mWh in the first quarter of 1997 due to competition. The decrease was offset in large part by a 23% increase in purchased power volumes that added $16 million to costs.

Other operating expenses increased $15 million, or 37%, to $48 million. Increased sales to contestable customers outside the Powercor service area resulted in higher network fees of $16 million. This increase was offset in part by higher network revenues of $3 million from customers inside Powercor's franchise area serviced by other energy suppliers.

Other Income and Expense

The Company recorded losses in both 1998 and 1997 of $3 million on its equity investment in the Hazelwood power station. Hazelwood sells its generation output through a state-wide generation pool and under bilateral contracts directly with Victorian distribution companies. Pool and contract prices vary depending on the same factors described below with respect to Powercor's purchases. Power prices are highest in the Australian winter months because demand is highest, which generally is expected to result in higher profit margins for Hazelwood during the second and third calendar quarters.

Income tax expense was down $3 million, or 23%, due to a decrease in taxable income.

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

Unregulated Energy Trading
__________________________

Comparison of the three-month periods ended March 31, 1998 and 1997
___________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______

Revenues
  Natural gas                        $318.1     $    -    $318.1        *
  Electricity                         497.5       38.9     458.6        *
                                      _____      _____     _____
  Total                               815.6       38.9     776.7        *
                                      _____      _____     _____

Cost of Sales
  Natural gas                         315.2          -     315.2        *
  Purchased electric power            495.2       37.9     457.3        *
                                      _____      _____     _____
  Total                               810.4       37.9     772.5        *

Gross Margin                            5.2        1.0       4.2        *
  Depreciation and amortization         1.5          -       1.5        *
  Administrative and other              4.4        2.5       1.9       76
                                      _____      _____     _____

Income (loss) from Operations
  Natural gas                          (0.9)         -      (0.9)       *
  Electricity                           0.2       (1.5)      1.7      113
                                      _____      _____     _____
  Total                                (0.7)      (1.5)      0.8       53
                                      _____      _____     _____

Interest Expense                        0.3        0.1       0.2        *
Other income                           (0.8)         -      (0.8)       *
Income tax expense/(benefit)            0.3       (0.6)      0.9      150
                                      _____      _____     _____

Net Income (Loss)
  Natural gas                          (0.6)         -      (0.6)       *
  Electricity                           0.1       (1.0)      1.1        *
                                      _____      _____     _____
  Total                              $ (0.5)    $ (1.0)      0.5       50
                                      =====      =====     =====

Energy Sales
  Natural gas (MMcf)                134,000          -   134,000        *
  Electricity (millions of kWh)      19,886      1,461    18,425        *

*Not a meaningful number.

PPM recorded electricity trading revenues of $498 million, a related gross margin of $2 million and break even results in the first quarter of 1998 compared to revenues of $39 million, a gross margin of $1 million and a net loss of $1 million in 1997.

TPC, acquired in April 1997, recorded natural gas trading revenues of $318 million, a gross margin of $3 million and a net loss of $0.6 million in 1998.

Other Operations
________________

Comparison of the three-month periods ended March 31, 1998 and 1997
___________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Earnings contribution (loss)
  PFS                              $  6.6      $ 5.1     $  1.5        29
  PGC                                   -        1.4       (1.4)     (100)
  Holdings and other                (45.7)      (4.5)     (41.2)        *
                                    _____       ____      _____
    Total                          $(39.1)     $ 2.0     $(41.1)        *
                                    =====       ====      =====

*Not a meaningful number.

Other operations reported a loss of $39 million in the quarter compared to earnings of $2 million in the same period a year ago. The loss was the result of an $86 million pretax charge for costs associated with the Company's terminated bid for TEG. These costs, dating back to June of 1997, had been deferred pending the outcome of the proposed transaction.

Results from other operations for the quarter were benefited by approximately $23 million in increased interest income and reduced interest expense as the result of cash received from asset sales in 1997. The after-tax cash proceeds from these sales totaled approximately $1.5 billion.

On March 2, 1998, a subsidiary of Holdings purchased approximately 46 million TEG shares at a price of 820 pence per share, or $625 million, utilizing a portion of the cash proceeds from asset sales.

On May 1, 1998, the Company received approximately $70 million in cash proceeds in the initial closing for the sale of its affordable housing properties. The completion of this sale is expected to occur in the near future upon receipt of various third party consents. This sale transaction will not have a material impact on the Company's 1998 earnings.

FINANCIAL CONDITION -

     For the three months ended March 31, 1998:

OPERATING ACTIVITIES

     Net cash flows provided by continuing operations were $224 million during the period compared to $275 million in the first three months of 1997. The $51 million decrease in operating cash flows was primarily attributable to income tax payments of $65 million relating to gains on sales of subsidiaries in the fourth quarter of 1997 and expenditures relating to the terminated bid for TEG, partially offset by cash flow improvements at Domestic Electric Operations.

     Net cash used in discontinued operations represents payment of income taxes associated with a $671 million pretax gain recorded in December 1997 on the sale of PTI.

INVESTING ACTIVITIES

     Capital spending totaled $139 million in 1998 compared with $153 million in 1997. Construction expenditures decreased to $111 million in 1998 from $128 million in 1997 primarily as a result of lower capital expenditures for Domestic Electric Operations and Australian Electric Operations.

Bid for The Energy Group

     During 1997 and 1998, the Company sought to acquire The Energy Group PLC ("TEG"), a diversified international energy group with operations in the United Kingdom, the United States and Australia. The Company made three tender offers for TEG. The last offer was valued at $11.1 billion, including the assumption of $4.1 billion of TEG's debt. In February 1998, Texas Utilities Company also made a tender offer at a higher price. On April 30, 1998, the Company announced that it would not increase its revised offer for TEG on the basis that a price in excess of 820 pence per share would not have provided acceptable financial returns for PacifiCorp shareholders.

     The Company recorded an $86 million pretax charge to first quarter 1998 earnings for bank commitment and facility fees, legal expenses and other related costs incurred since the Company's original bid for TEG in June of 1997. These costs had been deferred pending the outcome of the transaction.

     Additionally, in connection with its attempt to acquire TEG, a subsidiary of the Company purchased approximately 46 million shares of TEG at a price of 820 pence per share, or $625 million. The Company will record any gain on the TEG shares when they are sold, which is expected to occur in the second quarter of 1998. The Company has entered into forward foreign currency exchange contracts to remove the foreign currency risk associated with its investment in TEG shares.

     The Company incurred a pretax loss of $3 million in April 1998 in connection with closing its foreign currency option contract associated with the bid for TEG. This loss will be recorded in the second quarter of 1998.

CAPITALIZATION

     At March 31, 1998, the Company had approximately $412 million of commercial paper and uncommitted bank borrowings outstanding at a weighted average rate of 5.7%. These borrowings are supported by $700 million of revolving credit agreements. At March 31, 1998, the consolidated subsidiaries had access to $900 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $500 million outstanding under bank revolving credit facilities. At March 31, 1998, the Companies had $618 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.

     In January 1998, Australian Electric Operations issued $400 million of 6.15% Notes due 2008. At the same time, in order to mitigate foreign currency exchange risk, Australian Electric Operations entered into a series of currency exchange agreements in the same amount and for the same duration as the underlying United States denominated notes. The proceeds of the Notes were used to repay Australian bank bill borrowings.

     On May 12, 1998, the Company issued $200 million of 6.375% secured medium-term notes due May 15, 2008 in the form of First Mortgage and Collateral Trust Bonds. Proceeds were used to repay short-term debt.
______________________________________________________________________________

     The condensed consolidated financial statements as of March 31, 1998 and December 31, 1997 and for the three-month periods ended March 31, 1998 and 1997 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         Suite 3900                    Telephone:(503)222-1341
                         111 S.W. Fifth Avenue         Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and retained earnings and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1998 (March 2, 1998 as to Note
2), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

May 5, 1998

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

          Exhibit 27: Financial Data Schedule for the quarter ended March 31, 1998 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K, dated April 21, 1998, under Item 5. "Other Events," the Company filed news releases reporting the receipt of a Utah allocation order and the Company's termination of its bid for The Energy Group. The Company also filed the Utah Allocation Order and a news release relating to first quarter 1998 operating results.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date        May 14, 1998                By RICHARD T. O'BRIEN
     __________________________            ___________________________________
                                           Richard T. O'Brien
                                           Senior Vice President
                                           (Chief Financial Officer)

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

          Exhibit 27:  Financial Data Schedule for the quarter
          ended March 31, 1998 (filed electronically only).