Form 10-K/A
period 1997-12-31
PACIFICORP /OR/
filed 1998-06-30
CIK 75594

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

          7.70% Cumulative Quarterly Income            New York Stock Exchange
            Preferred Securities, Series B,
            of PacifiCorp Capital II

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

   (12)a -- Statements of Computation of Ratio of Earnings to Fixed Charges (See page S-1).

   (12)b -- Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (See page S-2).

  *(13) -- Portions of Annual Report to Shareholders of the Registrant for the year ended December 31, 1997 incorporated by reference herein (Exhibit 99(c), Form 8-K dated March 3, 1998, File No. 1-5152).

   (21) --   Subsidiaries (See page S-3).

   (23)a -- Consent of Deloitte & Touche LLP with respect to Annual Report on Form 10-K.

   (23)b -- Consent of Deloitte & Touche LLP with respect to Annual Report on Form 11-K.

   (24) --   Powers of Attorney.

   (27) --   Financial Data Schedule (filed electronically only).

   (99) -- Annual Report on Form 11-K of the PacifiCorp K Plus Employee Savings Plan for the fiscal year ended December 31, 1997.

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

                                        PacifiCorp


                                        By    RICHARD T. O'BRIEN
                                          __________________________________
                                              Richard T. O'Brien
                                              Senior Vice President and
                                              Chief Financial Officer

Date:  June 30, 1998

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION                                                PAGE
_______        ___________                                                ____

(23)b          Consent of Independent Public Accountants for the
               K Plus Form 11-K (filed electronically)

(99)           Annual Report on Form 11-K of the PacifiCorp
               K Plus Employee Savings Plan for the fiscal year ended December 31, 1997 (filed electronically)