Form 10-Q
period 1998-06-30
PACIFICORP /OR/
filed 1998-08-12
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               _____________

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

                                 503-813-7200
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


     YES   X       NO
         _____        _____


At July 31, 1998, there were 297,268,561 shares of registrant's common stock outstanding.

                                  PACIFICORP


                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Statements of Cash Flows             3

               Condensed Consolidated Balance Sheets                       4

               Notes to Condensed Consolidated Financial Statements        6

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      11


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                          33

  Item 4.      Submission of Matters to a Vote of Security Holders        33

  Item 5.      Other Information                                          34

  Item 6.      Exhibits and Reports on Form 8-K                           34


Signature                                                                 35

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)
                                          Three Months Ended     Six Months Ended
                                               June 30,               June 30,
                                          __________________     _________________
                                           1998        1997       1998       1997
                                          ______      ______     ______     ______

REVENUES                                 $1,923.4    $1,219.5   $3,999.1   $2,261.3
                                          _______     _______    _______    _______

EXPENSES
  Operations and maintenance              1,560.0       776.0    3,159.6    1,350.7
  Depreciation and amortization             117.0       114.7      233.7      224.0
  Administrative and general                 88.2        81.1      167.4      150.1
  Taxes, other than income taxes             25.5        26.4       53.1       53.8
  Special charges                               -           -      113.1          -
                                          _______     _______    _______    _______
  TOTAL                                   1,790.7       998.2    3,726.9    1,778.6
                                          _______     _______    _______    _______

INCOME FROM OPERATIONS                      132.7       221.3      272.2      482.7
                                          _______     _______    _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                           94.0       112.7      188.3      218.7
  Interest capitalized                       (3.7)       (3.4)      (7.0)      (6.2)
  Other (income)/expense - net              (13.2)       (4.3)      65.5       (4.9)
                                          _______     _______    _______    _______
  TOTAL                                      77.1       105.0      246.8      207.6
                                          _______     _______    _______    _______

Income from continuing operations
  before income taxes                        55.6       116.3       25.4      275.1
Income tax expense/(benefit)                 14.8        40.6       (0.3)      96.7
                                          _______     _______    _______    _______

Income from continuing operations            40.8        75.7       25.7      178.4

Discontinued Operations (less applicable
  income tax expense: 1997/$12.3
  and $25.2                                     -        19.1          -       37.4
                                          _______     _______    _______    _______

NET INCOME                                   40.8        94.8       25.7      215.8

RETAINED EARNINGS BEGINNING OF PERIOD     1,006.6       818.4    1,106.3      782.8
Cash dividends declared
  Preferred stock                            (4.3)       (5.5)      (8.6)     (11.1)
  Common stock per share of $0.27           (80.3)      (80.0)    (160.6)    (159.8)
                                          _______     _______    _______    _______
RETAINED EARNINGS END OF PERIOD          $  962.8    $  827.7   $  962.8   $  827.7
                                          =======     =======    =======    =======

EARNINGS ON COMMON STOCK                 $   36.0    $   88.7   $   16.1   $  203.6

Average number of common shares
  outstanding - Basic (Thousands)         297,259     295,901    297,160    295,648
                Dilutive (Thousands)      297,259     295,901    297,212    295,648

EARNINGS PER COMMON SHARE -
  Basic and dilutive
  Continuing operations                  $   0.12    $   0.24   $   0.05   $   0.56
  Discontinued operations                       -        0.06          -       0.13
                                          _______     _______    _______    _______
  TOTAL                                  $   0.12    $   0.30   $   0.05   $   0.69
                                          =======     =======    =======    =======

        See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     ______________________
                                                      1998            1997
                                                     ______          ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $  25.7          $ 215.8
  Adjustments to reconcile net income to
    net cash provided by operating activities

    Income from discontinued operations                   -            (37.4)
    Depreciation and amortization                     237.6            232.3
    Deferred income taxes and investment tax
      credits - net                                   (63.0)            21.2
    Special charges                                   113.1                -
    Other                                              91.6             (6.1)
    Accounts receivable and prepayments               186.6            (11.3)
    Materials, supplies and fuel stock                (36.2)           (12.5)
    Accounts payable and accrued liabilities         (215.2)             3.0
                                                     ______           ______
  Net cash provided by continuing operations          340.2            405.0
  Net cash used in discontinued operations           (304.0)           (12.9)
                                                     ______           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES              36.2            392.1
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (276.1)          (278.3)
  Investments in and advances to
    affiliated companies - net                        (19.7)           (32.9)
  Operating companies and assets acquired             (38.6)          (281.5)
  Proceeds from sales of finance assets, real
    estate investments and principal payments         315.2             30.6
  Other                                               (14.8)           (25.5)
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                 (34.0)          (587.6)
                                                     ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                           34.6            (85.1)
  Proceeds from long-term debt                        728.4            735.2
  Proceeds from issuance of common stock                8.5             20.8
  Dividends paid                                     (168.5)          (170.5)
  Repayments of long-term debt                       (744.8)          (245.9)
  Redemptions of preferred stock                          -             (3.0)
  Other                                                37.9            (51.1)
                                                     ______           ______

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (103.9)           200.4
                                                     ______           ______

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (101.7)             4.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      741.3              8.4
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 639.6          $  13.3
                                                     ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest (net of amount capitalized)            $ 225.8          $ 251.0
    Income taxes                                      482.7             96.4

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                     June 30,       December 31,
                                                       1998             1997
                                                     ________       ____________

CURRENT ASSETS
  Cash and cash equivalents                          $   639.6        $   741.3
  Accounts receivable less allowance
    for doubtful accounts: 1998/$15.4
    and 1997/$18.8                                       846.2            919.5
  Materials, supplies and fuel stock at
    average cost                                         252.2            194.3
  Real estate investments held for sale                      -            272.2
  Other                                                   37.4             55.0
                                                      ________         ________

  TOTAL CURRENT ASSETS                                 1,775.4          2,182.3

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                        12,283.9         12,094.6
  Australian Electric Operations                       1,094.3          1,161.2
  Other Operations                                        57.6             56.9
  Accumulated depreciation and amortization           (4,422.9)        (4,242.4)
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET            9,012.9          9,070.3

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            270.4            281.6
  Intangible assets - net                                496.9            524.9
  Regulatory assets - net                                854.9            871.1
  Finance note receivable                                208.3            211.2
  Finance and real estate assets - net                   378.5            349.8
  Deferred charges and other                             305.2            389.0
                                                      ________         ________
  TOTAL OTHER ASSETS                                   2,514.2          2,627.6
                                                      ________         ________

TOTAL ASSETS                                         $13,302.5        $13,880.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     June 30,       December 31,
                                                       1998             1997
                                                     ________       ____________

CURRENT LIABILITIES
  Long-term debt currently maturing                  $   313.9        $   365.5
  Notes payable and commercial paper                     223.8            189.2
  Accounts payable                                       621.7            630.7
  Taxes, interest and dividends payable                  315.8            701.2
  Customer deposits and other                            190.6            218.9
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,665.8          2,105.5

DEFERRED CREDITS
  Income taxes                                         1,586.1          1,676.1
  Investment tax credits                                 131.2            135.2
  Other                                                  726.3            646.2
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,443.6          2,457.5

LONG-TERM DEBT                                         4,437.4          4,414.5

COMMITMENTS AND CONTINGENCIES (See Notes 4 and 5)            -                -

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES            340.4            340.4

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          175.0            175.0

PREFERRED STOCK                                           66.4             66.4

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1998/297,262,897
    and 1997/296,908,110                               3,283.1          3,274.2
  Retained earnings                                      962.8          1,106.3
  Accumulated other comprehensive loss                   (72.0)           (59.6)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  4,173.9          4,320.9
                                                      ________         ________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $13,302.5        $13,880.2
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1998


 1.  FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of June 30, 1998 and December 31, 1997 and for the periods ended June 30, 1998 and 1997, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended
June 30, 1998 and 1997 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1997 Annual Report on Form 10-K.

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

     The Company sold its wholly owned telecommunications subsidiary, Pacific Telecom, Inc. ("PTI"), on December 1, 1997. See Note 3. The Company sold Pacific Generation Company ("PGC") on November 5, 1997, and the natural gas gathering and processing assets of TPC on December 1, 1997. During May 1998, a majority of the real estate assets held by PFS were sold.

     Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

     Certain amounts have been reclassified to conform with the 1998 method of presentation. These reclassifications had no effect on previously reported consolidated net income.

 2.  BID FOR THE ENERGY GROUP

     During 1997 and 1998, the Company sought to acquire The Energy Group PLC ("TEG"), a diversified international energy group with operations in the United Kingdom, the United States and Australia. The Company made three tender offers for TEG. The last offer was valued at $11.1 billion, including the assumption of $4.1 billion of TEG's debt. In March 1998, Texas Utilities Company made a tender offer at a higher price. On April 30, 1998, the Company announced that it would not increase its revised offer for TEG on the basis that a price in excess of 820 pence per share would not have provided acceptable financial returns for PacifiCorp shareholders.

     The Company recorded an $86 million pretax charge to first quarter 1998 earnings, included in "Other (income)/expense-net," for bank commitment and facility fees, legal expenses and other related costs incurred since the Company's original bid for TEG in June of 1997. These costs had been deferred pending the outcome of the transaction.

     Additionally, in connection with the attempt to acquire TEG, a subsidiary of the Company purchased approximately 46 million shares of TEG at a price of 820 pence per share, or $625 million. The Company recorded a gain on the TEG shares of $10 million when they were sold on June 2, 1998. In addition, the Company incurred a pretax loss of $3 million in April 1998 in connection with closing its foreign currency option contract associated with the bid for TEG.


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

     Summarized operating results for PTI were as follows:

                                           Three-Month         Six-Month
                                           Period Ended      Period Ended
                                             June 30,          June 30,
                                           ____________      ____________
                                               1997              1997
                                              ______            ______
                                                  (Dollars in Millions)

     Revenues                                 $134.2            $262.2
                                               _____             _____

     Income before income taxes               $ 31.4            $ 62.6
     Income taxes                               12.3              25.2
                                               _____             _____

     Net income                               $ 19.1            $ 37.4
                                               =====             =====

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

     During 1997, the Utah Public Service Commission (the "PSC") held hearings on the proper method to be used in allocating costs among the Company's seven jurisdictions that resulted in an order issued on April 16, 1998. Under the order, differences in allocations associated with the merger of Pacific Power and Utah Power will be eliminated over five years on a straight-line basis. The phase-out of the differences is to be completed by January 1, 2001 and could reduce Utah prices by approximately $50 million to $60 million per year once fully implemented. The order itself will not decrease revenues, but is being included in a general rate case for the overall determination of revenue requirement by the PSC and will be combined with other cost increases and decreases to determine the overall impact to customer rates.

     In the pending rate case filed on June 1, 1998, the Utah Division of Public Utilities (the "DPU") proposed adjustments that could result in a $57 million annualized reduction in customer prices. This includes approximately $21 million of the allocation phase-in. The Committee of Consumer Services proposed adjustments in the rate case that could reduce customer prices annually by $79 million, including $21 million relating to the allocation phase-in. The Company requested no change in customer prices and proposed a new authorized rate of return on equity of 11.25%. Any required adjustment to customer prices could be retroactive to February 1997, the date a petition was filed by the DPU with the PSC requesting a general rate case. If the PSC approved the DPU proposal in December 1998 and ordered the adjustment to be retroactive to February 1997, the Company would have collected approximately $109 million of revenues subject to refund. An adjustment to 1998 earnings of approximately $68 million would be required when the order was issued and the amount was determinable. The rate case is expected to be heard by the PSC in October 1998, with a final order expected by year end. The Company has announced it will not appeal the Utah allocation order.

     On July 9, 1998, the Company announced its intent to seek buyers for its California and Montana electric distribution assets. This action was in response to the continued decline in earnings on the assets and changes in the legislative and regulatory environments, including fixing prices, in these states where the Company has few distribution properties. The Company issued requests for proposals to interested parties on July 20, 1998.

     In December 1997, the California Public Utilities Commission issued an order with respect to the Company's filing concerning transition to direct access requirements enacted in that state. The order mandated a 10% rate reduction effective January 1, 1998, which would result in a $3.5 million annual reduction in revenues. The Company has requested a rehearing of this issue. A referendum slated for the November ballot may require all investor owned utilities to provide an additional 10% reduction for customers.

     An interim order was issued on July 1 by the Montana Public Service Commission addressing issues necessary to allow larger customers direct access to other suppliers. Hearings on the remaining issues were originally scheduled to begin August 25 but have been indefinitely postponed because of the Company's intent to offer its Montana service territory for sale.

     The Oregon Public Utility Commission and the Company have agreed to an Alternate Form of Regulation ("AFOR") for the Company's Oregon distribution business. The AFOR allows for index-related price increases in 1998, 1999 and 2000, with an annual cap of 2% of distribution revenues in any one year and an overall cap of 5% over the three-year period. The estimated revenue increase in 1998 is approximately $6.9 million. The AFOR also includes incentives to invest in renewable resources and penalties for failure to maintain the service quality levels.

     The Company continues to evaluate the impact of all changes in regulation and legislation in the context of its regulatory strategy. Changes in regulatory environment may significantly affect the Company's future financial condition, results of operations and cash flows.

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

     The components of comprehensive income are as follows:

                                           Three-Month          Six-Month
                                          Periods Ended       Periods Ended
                                             June 30,            June 30,
                                        _________________   ________________
                                        1998       1997      1998      1997
                                       ______     ______    ______    ______
                                                (Dollars in Millions)

     Net income                        $ 40.8    $  94.8   $  25.7    $215.8
     Other comprehensive income
       Foreign currency translation
         adjustment, net of taxes:
         1998/$(20.9) and $(11.8),
         1997/$(16.6) and $(18.7)       (32.5)     (25.9)    (19.5)    (29.2)
       Unrealized gain on available-
         for-sale securities, net of
         taxes: 1998/$4.3                 7.1          -       7.1         -
       Reclassification adjustments for
         gains included in net income,
         net of taxes: 1998/$4.6         (7.2)         -         -         -
                                        _____      _____     _____     _____

     Total comprehensive income        $  8.2     $ 68.9    $ 13.3    $186.6
                                        =====      =====     =====     =====

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for fiscal years beginning after June 15, 1999, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard will have an effect on the Company's financial position and results of operations. The magnitude of the effect will be determined by the hedges and derivatives that the Company has in place at the adoption of the standard. The effects in future periods will be dependent upon the derivatives and hedges in place at the end of each period.

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

Comparison of the three-month periods ended June 30, 1998 and 1997
__________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution (loss) on
  common stock (1)
    Domestic Electric Operations     $ 52.9     $ 62.2   $  (9.3)     (15)
    Australian Electric Operations      6.6        8.1      (1.5)     (19)
    Unregulated Energy Trading        (38.1)      (1.9)    (36.2)       *
    Other Operations                   14.6        1.2      13.4        *
                                      _____      _____    ______
    Continuing Operations              36.0       69.6     (33.6)     (48)

    Discontinued Operations (2)           -       19.1     (19.1)    (100)
                                      _____      _____    ______

      Total                          $ 36.0     $ 88.7   $ (52.7)     (59)
                                      =====      =====    ======

Earnings per common share - Basic
  and dilutive
    Continuing Operations            $ 0.12     $ 0.24   $ (0.12)     (50)
    Discontinued Operations (2)           -       0.06     (0.06)    (100)
                                      _____      _____    ______

      Total                          $ 0.12     $ 0.30   $ (0.18)     (60)
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

The Company recorded earnings on common stock of $36 million, or $0.12 per share, in the second quarter of 1998 compared to $89 million, or $0.30 per share, in 1997. Second quarter 1997 results included earnings of $19 million, or $0.06 per share, from the Company's telecommunications operations that were sold in December of 1997. Second quarter 1998 results included after-tax charges of $20 million, or $0.07 per share, for reserves for probable credit losses and $6 million, or $0.02 per share, for known and probable future trading losses.

Domestic Electric Operations earnings contribution was $53 million, or $0.18 per share, as compared to $62 million, or $0.21 per share, in the second quarter of 1997. Income from operations declined $16 million, or 9%, to $168 million. Lower wholesale margins in the West, less favorable hydroelectric conditions, higher depreciation and costs related to Year 2000 issues and implementation of a new SAP software operating environment contributed to the decrease in operating income.

The Company's Australian Electric Operations contributed earnings of
$7 million, or $0.02 per share, in the second quarter of 1998, compared to $8 million, or $0.03 per share in 1997. Earnings in the quarter were reduced by $1 million as the result of unfavorable fluctuations in the currency exchange rate. Excluding the impact of currency exchange rate fluctuations, the Company's Australian Electric Operations earnings remained flat when compared to the second quarter in 1997.

The unregulated energy trading segment reported losses of $38 million in the quarter as compared to a $2 million loss in the second quarter of 1997.
Second quarter 1998 results included after-tax charges of $20 million, or $0.07 per share, for reserves for probable credit losses and $6 million, or $0.02 per share, for known and probable future trading losses. These losses were a result of extreme price volatility in power markets in the eastern U.S. during the quarter.

Other operations reported earnings of $15 million in the quarter compared to earnings of $1 million in 1997. This increase was primarily due to an after-tax gain of $10 million recorded on the sale of The Energy Group PLC ("TEG") shares acquired in March 1998.

Comparison of the six-month periods ended June 30, 1998 and 1997
________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution (loss) on
  common stock
    Domestic Electric Operations     $ 58.5     $136.8   $ (78.3)     (57)
    Australian Electric Operations     20.7       29.1      (8.4)     (29)
    Unregulated Energy Trading        (38.6)      (2.9)    (35.7)       *
    Other Operations                  (24.5)       3.2     (27.7)       *
                                      _____      _____    ______
    Continuing Operations              16.1      166.2    (150.1)     (90)

    Discontinued Operations               -       37.4     (37.4)    (100)
                                      _____      _____    ______

      Total                          $ 16.1     $203.6   $(187.5)     (92)
                                      =====      =====    ======

Earnings per common share - Basic
  and dilutive
    Continuing Operations            $ 0.05     $ 0.56   $ (0.51)     (91)
    Discontinued Operations               -       0.13     (0.13)    (100)
                                      _____      _____    ______

      Total                          $ 0.05     $ 0.69   $ (0.64)     (93)
                                      =====      =====    ======

*Not a meaningful number.

The Company recorded earnings on common stock of $16 million, or $0.05 per share, in 1998 compared to $204 million, or $0.69 per share, in 1997. The 1998 results included an after-tax charge of $70 million, or $0.24 per share, associated with the Company's work force reduction in the United States, an after-tax charge of $54 million, or $0.18 per share, associated with the Company's terminated bid for TEG, after-tax charges of $6 million, or $0.02 per share, for known and probable future trading losses and $20 million, or $0.07 per share, for reserves for probable credit losses. The 1997 results included earnings of $37 million, or $0.13 per share, from the Company's telecommunications operations that were sold in December of 1997.

Domestic Electric Operations earnings contribution was $59 million, or $0.20 per share, in 1998. Excluding the $70 million charge relating to the work force reduction, the earnings contribution would have been $129 million as compared to $136 million in 1997. Lower wholesale margins in the West, less favorable hydroelectric conditions, higher depreciation and costs related to Year 2000 issues and implementation of a new SAP software operating environment contributed to the decrease in operating income.

The Company's Australian Electric Operations contributed earnings of $21 million, or $0.07 per share, in 1998, compared to $29 million, or $0.10 per share, in 1997. Earnings were reduced by $4 million as the result of unfavorable fluctuations in the currency exchange rate. Earnings in 1997 were benefited by adjustments totaling $7 million associated with the renegotiation of certain Tariff H industrial customers contracts while 1998 was only benefited $3 million for similar contracts.

The unregulated energy trading segment reported losses of $39 million as compared to a $3 million loss in 1997. The 1998 results included after-tax charges of $20 million, or $0.07 per share, for reserves for probable credit losses and $6 million, or $0.02 per share, for known and probable future trading losses. These losses were a result of extreme price volatility in power markets in the eastern U.S. during the second quarter.

Other operations reported a loss of $25 million compared to earnings of $3 million in 1997. This decrease was primarily due to an after-tax charge of $54 million for costs associated with the Company's terminated bid for TEG, partially offset by an after-tax gain of $10 million recorded in June 1998 on the sale of TEG shares acquired in March 1998.

                             RESULTS OF OPERATIONS

Domestic Electric Operations
____________________________

Comparison of the three-month periods ended June 30, 1998 and 1997
__________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                    $  174.7   $  171.4    $   3.3         2
  Commercial                        160.4      156.0        4.4         3
  Industrial                        176.0      180.9       (4.9)       (3)
  Other                               7.7        8.2       (0.5)       (6)
                                  _______    _______    _______
    Retail sales                    518.8      516.5        2.3         -
  Wholesale sales and
    market trading                  495.7      254.4      241.3        95
  Other                              17.1       20.5       (3.4)      (17)
                                  _______    _______    _______
      Total                       1,031.6      791.4      240.2        30

Operating expenses                  863.6      607.5      256.1        42
                                  _______    _______    _______
Income from operations              168.0      183.9      (15.9)       (9)
Interest expense                     81.8       80.1        1.7         2
Minority interest and other          (4.2)      (5.8)       1.6        28
Income taxes                         32.7       41.3       (8.6)       21
                                  _______    _______    _______
Net income                           57.7       68.3      (10.6)      (16)
Preferred dividend requirement        4.8        6.1       (1.3)      (21)
                                  _______    _______    _______
Earnings contribution            $   52.9   $   62.2   $   (9.3)      (15)
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       2,705      2,635         70         3
  Commercial                        2,924      2,838         86         3
  Industrial                        5,086      5,155        (69)       (1)
  Other                               160        193        (33)      (17)
                                   ______     ______     ______
    Retail sales                   10,875     10,821         54         -
  Wholesale sales and
    market trading                 22,349     11,862     10,487        88
                                   ______     ______     ______
      Total                        33,224     22,683     10,541        46
                                   ======     ======     ======

Residential average usage (kWh)     2,185      2,182          3         -
Total customers (end of period) 1,451,503  1,418,578     32,925         2

Revenues

Domestic Electric Operations revenues increased $240 million, or 30%. This increase was primarily attributable to a $241 million increase in wholesale revenues.

Wholesale volumes continued to expand with the active markets. The $241 million increase in revenues was driven by energy volumes that nearly doubled in 1998 to a total of 22.3 million mWh. Higher short-term and spot market wholesale energy volumes increased revenues by $212 million. Related energy prices averaged $19 per mWh in the quarter, a 27% increase over the prior year. The higher prices for these sales added $29 million to revenues in the quarter.

Residential revenues and energy volumes were up $3 million and 3%, respectively. Growth in the average number of residential customers of 3% added $4 million to revenues. This increase was partially offset by volume decreases due to decreased customer usage, which lowered revenues by $1 million.

Commercial revenues were up $4 million, or 3%. Energy sales volumes increased 3% over the prior year. Growth in the average number of customers of 2% added $4 million to revenues.

Industrial revenues decreased $5 million, or 3%. Mild weather and planting conditions reduced irrigation revenues by $5 million.

The Company's general rate case in Utah is expected to be heard in October 1998. Parties in the case have proposed adjustments that would result in significant reductions in prices and could require a material reduction to 1998 earnings for revenues collected subject to refund. Regulatory changes have also occurred in other states in which the Company operates. See Note 4 to the Condensed Consolidated Financial Statements for additional information concerning pending regulatory proceedings and developments.

The Company continues to evaluate the accounting impact of all changes in regulation in the context of its regulatory strategy. Changes in regulatory structure may significantly affect the Company's future financial condition and results of operations.

Operating Expenses

Total operating expenses increased $256 million, or 42%. This increase was primarily attributable to increased purchased power expense to serve the expanding wholesale market.

Purchased power expense increased $251 million, to $467 million. The higher expense was primarily due to a 10.6 million mWh increase in short term firm and spot market energy purchases, more than double the amount of purchases in the same period of 1997, which increased purchased power expense $226 million. Short-term firm and spot market purchase prices averaged $19 per mWh in the quarter versus $13 per mWh in 1997, a 43% increase. The increase in purchase prices added $22 million to costs. Higher volumes and lower prices relating to long-term firm purchased power contracts added $2 million to purchased power costs.

Fuel expense was up $1 million, or 1%, to $99 million. Thermal generation increased 3% to 11.1 million mWh, resulting in a decrease of 1% in the average cost per mWh to $8.91. Hydroelectric generation decreased 10% compared to the second quarter of last year due to less favorable water conditions.

Net power costs in the quarter were $6.56 per mWh, compared to $5.54 per mWh in the second quarter of 1997, an 18% increase, or $11 million, in operating costs. Net power cost represents the net cost to serve the Company's domestic retail customers on a mWh basis. This is measured by the sum of fuel, purchased power and wheeling expense, less wholesale power and wheeling revenues. The increase in net power cost was attributable to increased thermal generation and decreased gross margin on wholesale sales. Thermal generation increased as a result of the reduced availability of hydroelectric generation and low cost purchased power.

Gross margin on wholesale sales decreased as existing long term wholesale contracts were replaced with new long term contracts at lower prices.

Other operations and maintenance expense decreased $12 million, or 9%, to $115 million. Pension expense decreased $5 million due to amortization cost decreases relating to deferred regulatory pension assets that were written off in December 1997 and the implementation of the early retirement plan initiated in the first quarter of 1998. Steam plant maintenance expense decreased $3 million due to overhaul timing differences. Distribution plant maintenance expense decreased $2 million due to recognition of storm damage expense in 1997.

Depreciation and amortization expense increased $8 million, or 8%, to $99 million. Higher depreciation rates that were implemented in the fourth quarter of 1997 added $4 million to expense and increased plant in service added $4 million.

Administrative and general expenses increased $9 million, or 11%, to $85 million. This increase included $4 million of expenses relating to Year 2000 issues, $2 million related to the Company's new SAP software operating environment and $2 million of employee related costs.

Other Income and Expense

Interest expense increased $2 million as a result of higher debt balances. Income tax expense decreased $8 million due to the decline in pretax income.

Comparison of the six-month periods ended June 30, 1998 and 1997
________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                    $  406.5   $  404.5    $   2.0         -
  Commercial                        321.8      306.2       15.6         5
  Industrial                        338.7      335.9        2.8         1
  Other                              15.3       16.0       (0.7)       (4)
                                  _______    _______    _______
    Retail sales                  1,082.3    1,062.6       19.7         2
  Wholesale sales and
    market trading                  994.8      484.1      510.7       105
  Other                              31.5       37.9       (6.4)      (17)
                                  _______    _______    _______
      Total                       2,108.6    1,584.6      524.0        33

Operating expenses                1,844.8    1,204.0      640.8        53
                                  _______    _______    _______
Income from operations              263.8      380.6     (116.8)      (31)
Interest expense                    161.8      154.2        7.6         5
Minority interest and other          (6.9)     (13.1)       6.2        47
Income taxes                         40.8       90.5      (49.7)      (55)
                                  _______    _______    _______
Net income                           68.1      149.0      (80.9)      (54)
Preferred dividend requirement        9.6       12.2       (2.6)      (21)
                                  _______    _______    _______
Earnings contribution            $   58.5   $  136.8   $  (78.3)      (57)
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       6,456      6,462         (6)        -
  Commercial                        5,916      5,622        294         5
  Industrial                        9,977      9,900         77         1
  Other                               319        362        (43)      (12)
                                   ______     ______     ______
    Retail sales                   22,668     22,346        322         1
  Wholesale sales and
    market trading                 44,792     22,102     22,690       103
                                   ______     ______     ______
      Total                        67,460     44,448     23,012        52
                                   ======     ======     ======

Residential average usage (kWh)     5,225      5,366       (141)       (3)
Total customers (end of period) 1,451,503  1,418,578     32,925         2

Revenues

Total Domestic Electric Operations revenues increased $524 million, or 33%. This increase was primarily attributable to a $511 million increase in wholesale revenues.

Wholesale volumes continued to expand with the active markets. The $511 million increase in revenues was driven by energy volumes that more than doubled in 1998 to a total of 44.8 million mWh. Higher short-term and spot market wholesale energy volumes increased revenues by $451 million. Related energy prices averaged $20 per mWh, a 26% increase over the prior year. The higher prices for these sales added $50 million to revenues. Higher long-term prices partially offset by lower long-term volumes added $10 million to revenues.

Residential revenues were up $2 million.  Growth in the average number of
residential customers of 3% added $10 million to revenues.   This increase was
partially offset by volume decreases due to decreased customer usage, which lowered revenues by $7 million, and price decreases which lowered revenues by $1 million.

Commercial revenues were up $16 million, or 5%. Energy sales volumes increased 5% over the prior year. Growth in the average number of customers of 2% added $8 million to revenues and increased customer usage added
$8 million to revenues.

Industrial revenues increased $3 million, or 1%. A 1% increase in energy sales increased revenues $4 million. Mild weather and planting conditions reduced irrigation revenues by $5 million. Revenues in 1997 were reduced by billing adjustments of $3 million for certain industrial customers.

Operating Expenses

Total operating expenses increased $641 million, or 53%. This increase was primarily attributable to increased purchased power expense to serve the expanding wholesale market and the $113 million pretax cost for the work force reduction.

Purchased power expense increased $505 million, to $926 million. The higher expense was primarily due to a 21.2 million mWh increase in short term firm and spot market energy purchases, more than double the amount of purchases in the same period of 1997, which increased purchased power expense $459 million. Short-term firm and spot market purchase prices averaged $19 per mWh in 1998 versus $14 per mWh in 1997, a 41% increase. The increase in purchase prices added $35 million to costs. Higher volumes and prices relating to long-term firm purchased power contracts added $9 million to purchased power costs.

Fuel expense was up $7 million, or 3%, to $221 million. Thermal generation increased 8% to 24.4 million mWh, resulting in a decrease of 4% in the average cost per mWh to $9.05. Hydroelectric generation decreased 8% due to less favorable water conditions.

Net power costs were $6.84 per mWh, compared to $6.80 per mWh in 1997, a 1% increase, or $3 million, in operating costs. Net power cost represents the net cost to serve the Company's domestic retail customers on a mWh basis. This is measured by the sum of fuel, purchased power and wheeling expense, less wholesale power and wheeling revenues. Thermal generation increased as a result of the reduced availability of hydroelectric generation and low cost purchased power. Gross margin on wholesale sales decreased as existing long-term wholesale contracts were replaced with new long-term contracts at lower prices.

Other operations and maintenance expense decreased $15 million, or 6%, to $225 million. Pension expense decreased $10 million due to amortization cost decreases relating to deferred regulatory pension assets that were written off in December 1997 and the implementation of the early retirement plan initiated in the first quarter of 1998. Steam plant maintenance expense decreased
$4 million due to overhaul timing differences. Distribution plant maintenance expense decreased $2 million due to recognition of storm damage expense in 1997.

Depreciation and amortization expense increased $17 million, or 9%, to $197 million. Higher depreciation rates that were implemented in the fourth quarter of 1997 added $9 million to expense and increased plant in service added $8 million.

Administrative and general expenses increased $14 million, or 9%, to $163 million. This increase includes $4 million of expenses relating to Year 2000 issues, $2 million related to the Company's new SAP software operating environment and $8 million of employee related costs.

Other Income and Expense

Interest expense increased $8 million to $162 million as a result of higher debt balances. Income tax expense decreased $50 million due to the decline in pretax income.

Australian Electric Operations
______________________________

Comparison of the three-month periods ended June 30, 1998 and 1997
__________________________________________________________________

                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                   1998    1997   Translation Operations Operations
                                   ____    ____   ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area                 $112.3  $137.8    $(25.1)     $ (0.4)        -
    Outside Powercor area
      Victoria                      20.0    26.3      (4.5)       (1.8)       (7)
      New South Wales               16.9     7.9      (3.7)       12.7         *
                                   _____   _____     _____       _____
                                   149.2   172.0     (33.3)       10.5         6
    Other                            7.9     6.1      (1.8)        3.6        59
                                   _____   _____     _____       _____
        Total                      157.1   178.1     (35.1)       14.1         8

  Operating expenses               127.6   150.8     (28.6)        5.4         4
                                   _____   _____     _____       _____
  Income from operations            29.5    27.3      (6.5)        8.7        32
  Interest expense                  14.4    16.2      (3.3)        1.5         9
  Equity in (income)/losses
    of Hazelwood                     1.2    (0.5)     (0.3)        2.0         *
  Other (income)/expense             3.4    (0.4)     (0.8)        4.6         *
  Income taxes                       3.9     3.9      (0.8)        0.8        20
                                   _____   _____     _____       _____
    Earnings contribution         $  6.6  $  8.1    $ (1.3)     $ (0.2)        2
                                   =====   =====     =====       =====

Powercor energy sales (millions of kWh)
  Powercor area                    1,867   1,809                    58         3
  Outside Powercor area
    Victoria                         590     541                    49         9
    New South Wales                  508     257                   251        98
                                   _____   _____                 _____
        Total                      2,965   2,607                   358        14
                                   =====   =====                 =====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U. S. dollars was 0.63 in the second quarter of 1998 as compared to 0.77 in 1997, an 18% decrease. The effect of this change in exchange rates lowered revenues by $35 million and costs by $34 million in the second quarter of 1998.

The following discussion does not include the effects of the lower currency exchange rates in 1998.

Revenue

Australia's revenues increased $14 million, or 8%. The increase was partially attributable to increased energy sales volumes of 358 million kWh, or 14%, which added $20 million to revenues. Declining prices reduced revenues by $9 million.

Energy volumes sold to contestable customers outside Powercor's franchise area were up 300 million kWh and added $13 million to revenues due to customer gains in New South Wales and $2 million due to customer gains in Victoria. Lower prices for these sales reduced revenues by $4 million in 1998. Inside Powercor's franchise area, revenues remained flat as a revenue increase of $5 million due to increased volumes of 58 million kWh was offset by $6 million in lower revenues due to price decreases.

Other revenues increased $4 million largely due to $3 million associated with Tariff H contracts.

Operating Expenses

Purchased power expense decreased $2 million, or 3%, to $68 million. Lower average prices reduced power costs by $14 million. Prices for purchased power averaged $25 per mWh in the second quarter of 1998 compared to $29 per mWh in the second quarter of 1997 due to competition. The decrease was offset in part by a 13% increase in purchased power volumes that added $12 million to costs.

Other operating expenses increased $8 million, or 17%, to $45 million. Increased sales by Powercor to contestable customers outside the Powercor service area resulted in higher network fees of $11 million. This increase was offset in part by higher network revenues of $2 million from customers inside Powercor's franchise area serviced by other energy suppliers.

Other Income and Expense

Other expense increased $5 million primarily due to a reserve relating to a product recall. Powercor is in the process of negotiating recovery from the manufacturer.

Equity losses in Hazelwood increased $2 million over the second quarter in 1997 primarily due to a planned outage and increased maintenance costs for one of the power station units during April and May of 1998.

Comparison of the six-month periods ended June 30, 1998 and 1997
________________________________________________________________

                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                   1998    1997   Translation Operations Operations
                                   ____    ____   ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area                 $228.8  $278.7    $(45.0)     $ (4.9)       (2)
    Outside Powercor area
      Victoria                      40.9    49.3      (8.1)       (0.3)       (1)
      New South Wales               37.1     9.7      (7.2)       34.6         *
                                   _____   _____     _____       _____
                                   306.8   337.7     (60.3)       29.4         9
    Other                           12.8    23.8      (2.6)       (8.4)      (35)
                                   _____   _____     _____       _____
        Total                      319.6   361.5     (62.9)       21.0         6

  Operating expenses               249.3   279.3     (48.9)       18.9         7
                                   _____   _____     _____       _____
  Income from operations            70.3    82.2     (14.0)        2.1         3
  Interest expense                  30.2    34.5      (6.0)        1.7         5
  Equity in losses of Hazelwood      4.2     2.5      (0.9)        2.6       104
  Other (income)/expense             3.0    (0.4)     (0.6)        4.0         *
  Income taxes                      12.2    16.5      (2.3)       (2.0)      (12)
                                   _____   _____     _____       _____
    Earnings contribution         $ 20.7  $ 29.1    $ (4.2)     $ (4.2)      (14)
                                   =====   =====     =====       =====

Powercor energy sales (millions of kWh)
  Powercor area                    3,664   3,670                    (6)        -
  Outside Powercor area
    Victoria                       1,190   1,041                   149        14
    New South Wales                1,083     316                   767         *
                                   _____   _____                 _____
        Total                      5,937   5,027                   910        18
                                   =====   =====                 =====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U.S. dollars was 0.65 in 1998 as compared to 0.77 in 1997, a 16% decrease. The effect of this change in exchange rates lowered revenues by $63 million and costs by $59 million.

The following discussion does not include the effects of the lower currency exchange rate in 1998.

Revenue

Australia's revenues increased $21 million, or 6%. The increase was attributable to increased energy sales volumes of 910 million kWh, or 18%, which added $42 million to revenues. Declining prices reduced revenues by $13 million.

Energy volumes sold to contestable customers outside Powercor's franchise area were up 916 million kWh and added $35 million to revenues due to customer gains in New South Wales and $7 million due to customer gains in Victoria. Lower prices for these sales reduced revenues by $7 million in 1998. Inside Powercor's franchise area, revenues decreased $5 million primarily due to a $6 million decrease in prices.

Other revenues decreased $8 million as a result of $5 million in revenues associated with Tariff H contract renegotiations in 1998, offset by $14 million of Tariff H contract renegotiations in 1997.

Operating Expenses

Purchased power expense decreased $4 million, or 2%, to $126 million. Lower average prices reduced power costs by $31 million. Prices for purchased power averaged $23 per mWh compared to $28 per mWh in 1997 due to competition. The decrease was offset in part by an 18% increase in purchased power volumes that added $27 million to costs.

Other operating expenses increased $23 million, or 25%, to $108 million. Increased sales to contestable customers outside the Powercor service area resulted in higher network fees of $27 million. This increase was offset in part by higher network revenues of $5 million from customers inside Powercor's franchise area serviced by other energy suppliers.

Other Income and Expense

Other expense increased $4 million primarily due to a reserve relating to a product recall. Powercor is in the process of negotiating recovery from the manufacturer.

Equity losses in Hazelwood increased $3 million over 1997 primarily due to a planned outage and increased maintenance costs for one of the power station units during April and May of 1998.

Income taxes decreased $2 million primarily due to a decrease in taxable income.

Unregulated Energy Trading
__________________________

Comparison of the three-month periods ended June 30, 1998 and 1997
__________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______

Revenues
  Natural gas                        $255.5     $152.3    $103.2       68
  Electricity                         465.6       69.2     396.4        *
                                      _____      _____     _____
  Total                               721.1      221.5     499.6        *
                                      _____      _____     _____

Cost of sales
  Natural gas                         259.1      145.4     113.7       78
  Purchased electric power            517.1       68.9     448.2        *
                                      _____      _____     _____
  Total                               776.2      214.3     561.9        *

Gross margin (loss)                   (55.1)       7.2     (62.3)       *

Depreciation and amortization           1.5        3.9      (2.4)     (62)
Administrative and other                5.0        5.1      (0.1)      (2)
                                      _____      _____     _____

Loss from operations
  Natural gas                          (8.4)      (0.1)     (8.3)       *
  Electricity                         (53.2)      (1.7)    (51.5)       *
                                      _____      _____     _____
  Total                               (61.6)      (1.8)    (59.8)       *
                                      _____      _____     _____

Interest expense                        0.6        1.7      (1.1)     (65)
Other income                           (0.6)      (0.9)      0.3       33
Income tax benefit                    (23.5)      (0.7)    (22.8)       *
                                      _____      _____     _____

Net loss
  Natural gas                          (5.7)      (0.9)     (4.8)       *
  Electricity                         (32.4)      (1.0)    (31.4)       *
                                      _____      _____     _____
  Total                              $(38.1)    $ (1.9)    (36.2)       *
                                      =====      =====     =====

Energy sales
  Natural gas (MMcf)                104,000     66,000    38,000       58
  Electricity (millions of kWh)      20,830      3,168    17,662        *

*Not a meaningful number.

Electricity trading generated revenues of $466 million, but reported a gross margin loss of $51 million and a net loss for the quarter of $32 million. During the quarter a credit reserve of $32 million pretax was recorded as a result of a default by a supplier of power on a commitment to deliver power and an additional $10 million pretax charge was recorded for known and probable future trading losses. Gross margin losses on electricity trading transactions amounted to $9 million.

The Company's natural gas storage, marketing and trading business, acquired in April 1997, recorded net losses of $6 million for the quarter compared to a net loss of $1 million in the second quarter of 1997. Natural gas trading revenues increased $103 million to $255 million and gross margin decreased
$11 million to a negative $4 million. The gross margin decreased $6 million as a result of the sale of the Company's gas gathering and processing assets in December 1997. The remaining decrease in gross margin is due to unfavorable price variances of $4 million.

Comparison of the six-month periods ended June 30, 1998 and 1997
________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______

Revenues
  Natural gas                       $  573.6    $152.3   $  421.3       *
  Electricity                          963.1     108.1      855.0       *
                                     _______     _____    _______
  Total                              1,536.7     260.4    1,276.3       *
                                     _______     _____    _______

Cost of sales
  Natural gas                          574.3     145.4      428.9       *
  Purchased electric power           1,012.3     106.8      905.5       *
                                     _______     _____    _______
  Total                              1,586.6     252.2    1,334.4       *

Gross margin (loss)                    (49.9)      8.2      (58.1)      *

Depreciation and amortization            3.0       3.9       (0.9)    (23)
Administrative and other                 9.4       7.6        1.8      24
                                     _______     _____    _______

Loss from operations
  Natural gas                           (9.3)     (0.1)      (9.2)      *
  Electricity                          (53.0)     (3.2)     (49.8)      *
                                     _______     _____    _______
  Total                                (62.3)     (3.3)     (59.0)      *
                                     _______     _____    _______

Interest expense                         0.9       1.8       (0.9)    (50)
Other income                            (1.4)     (0.9)      (0.5)    (56)
Income tax benefit                     (23.2)     (1.3)     (21.9)      *
                                     _______     _____    _______

Net loss
  Natural gas                           (6.3)     (0.9)      (5.4)      *
  Electricity                          (32.3)     (2.0)     (30.3)      *
                                     _______     _____    _______
  Total                             $  (38.6)   $ (2.9)     (35.7)      *
                                     =======     =====    =======

Energy sales
  Natural gas (MMcf)                 238,000    66,000    172,000       *
  Electricity (millions of kWh)       40,716     4,629     36,087       *

*Not a meaningful number.

Electricity trading generated revenues of $963 million, but reported a gross margin loss of $49 million and a net loss of $32 million. A credit reserve of $32 million pretax was recorded as a result of a default by a supplier of power on a commitment to deliver power and an additional $10 million pretax charge was recorded for known and probable future trading losses. Gross margin losses on electricity trading transactions completed in the first six months of 1998 amounted to $7 million.

The Company's natural gas storage, marketing and trading business, acquired in April 1997, recorded net losses of $6 million compared to a net loss of $1 million in 1997. Natural gas trading revenues increased $421 million to $574 million and gross margin decreased $8 million to a negative $1 million. The gross margin decreased $6 million as a result of the sale of the Company's gas gathering and processing assets in December 1997. The remaining decrease in gross margin is due to unfavorable price variances of $4 million.

Other Operations
________________

Comparison of the three-month periods ended June 30, 1998 and 1997
__________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Earnings contribution (loss)
  PFS                              $  0.9      $ 4.4     $ (3.5)      (80)
  PGC                                   -        2.6       (2.6)     (100)
  Holdings and other                 13.7       (5.8)      19.5         *
                                    _____       ____      _____
    Total                          $ 14.6      $ 1.2     $ 13.4         *
                                    =====       ====      =====

*Not a meaningful number.

Other operations reported earnings of $15 million in the quarter compared to earnings of $1 million in the same period a year ago. On March 2, 1998, a subsidiary of Holdings purchased approximately 46 million shares of TEG at a price of 820 pence per share, or $625 million, utilizing a portion of the cash proceeds from asset sales. On June 2, 1998, the subsidiary sold the shares and recorded an after-tax gain of $10 million.

Results from other operations were benefited by a $9 million after-tax increase in interest income and reduced interest expense as the result of cash received from asset sales in 1997.

Other unregulated energy development activities incurred $7 million of after tax losses, or $0.02 per share, compared to a loss of $1 million in the second quarter of 1997.

Comparison of the six-month periods ended June 30, 1998 and 1997
________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Earnings contribution (loss)
  PFS                              $  7.5     $  9.5     $ (2.0)      (21)
  PGC                                   -        4.0       (4.0)     (100)
  Holdings and other                (32.0)     (10.3)     (21.7)        *
                                    _____      _____      _____
    Total                          $(24.5)    $  3.2     $(27.7)        *
                                    =====      =====      =====

*Not a meaningful number.

Other operations reported a loss of $25 million compared to earnings of $3 million in the same period a year ago. The loss was primarily the result of an $86 million pretax charge for costs associated with the Company's terminated bid for TEG. These costs, dating back to June of 1997, had been deferred pending the outcome of the proposed transaction.

On March 2, 1998, a subsidiary of Holdings purchased approximately 46 million TEG shares at a price of 820 pence per share, or $625 million, utilizing a portion of the cash proceeds from asset sales. On June 2, 1998, the subsidiary sold the shares and recorded an after-tax gain of $10 million.

Results from other operations were benefited by a $23 million after-tax increase in interest income and reduced interest expense as the result of cash received from asset sales in 1997. The after-tax cash proceeds from these sales totaled approximately $1.5 billion.

During May 1998, PFS received approximately $80 million in cash proceeds for the sale of a majority of its real estate assets.

Other unregulated energy development activities incurred $12 million of after-tax losses, or $0.04 per share, compared to a loss of $2 million, or $0.01 per share, in 1997.

FINANCIAL CONDITION -

     For the six months ended June 30, 1998:

OPERATING ACTIVITIES

     Net cash flows provided by continuing operations were $340 million during the period compared to $405 million in the first six months of 1997. The
$65 million decrease in operating cash flows was primarily attributable to income tax payments of $65 million relating to gains on sales of subsidiaries in the fourth quarter of 1997 and expenditures relating to the terminated bid for TEG.

     Net cash used in discontinued operations represents payment of income taxes associated with a $671 million pretax gain recorded in December 1997 on the sale of PTI.

INVESTING ACTIVITIES

     Capital spending totaled $334 million in 1998 compared with $593 million in 1997. Expenditures relating to operating companies acquired decreased to $38 million in 1998 from $282 million in 1997 primarily because the 1997 period included the purchase of TPC in April.

Disposition of Assets

     Management of the eight investor and publicly-owned utility partners who own the 1,340 megawatt coal-fired Centralia Power Project in Washington have agreed to hire an investment advisor to pursue the possible sale of the plant and the adjacent Centralia Mine. The sale of the plant is being considered by the owners, in part, because of emerging deregulation and competition in the electricity industry. The Company operates the plant and owns a 47.5 percent share. The Company owns and operates the adjacent Centralia Mine.

     On July 9, 1998, the Company announced its intent to seek buyers for its California and Montana electric distribution assets. This action was in response to the continued decline in earnings on the assets and changes in the legislative and regulatory environments, including fixing prices, in these states where the Company has few distribution properties. The Company issued requests for proposals to interested parties on July 20, 1998.

Bid for The Energy Group

     During 1997 and 1998, the Company sought to acquire TEG, a diversified international energy group with operations in the United Kingdom, the United States and Australia. The Company made three tender offers for TEG. The last offer was valued at $11.1 billion, including the assumption of $4.1 billion of TEG's debt. In February 1998, Texas Utilities Company also made a tender offer at a higher price. On April 30, 1998, the Company announced that it would not increase its revised offer for TEG on the basis that a price in excess of 820 pence per share would not have provided acceptable financial returns for PacifiCorp shareholders.

     The Company recorded an $86 million pretax charge to first quarter 1998 earnings for bank commitment and facility fees, legal expenses and other related costs incurred since the Company's original bid for TEG in June of 1997. These costs had been deferred pending the outcome of the transaction.

     Additionally, in connection with its attempt to acquire TEG, a subsidiary of the Company purchased approximately 46 million shares of TEG at a price of 820 pence per share, or $625 million. On June 2, 1998, the subsidiary sold the shares and recorded an after-tax gain of $10 million.

     The Company incurred a pretax loss of $3 million in April 1998 in connection with closing its foreign currency option contract associated with the bid for TEG.

CAPITALIZATION

     At June 30, 1998, the Company had approximately $327 million of commercial paper and uncommitted bank borrowings outstanding at a weighted average rate of 5.8%. These borrowings are supported by $700 million of revolving credit agreements. At June 30, 1998, the consolidated subsidiaries had access to $823 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $431 million outstanding under bank revolving credit facilities. At June 30, 1998, the Companies had $550 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.

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

     On May 12, 1998, the Company issued $200 million of 6.375% secured medium-term notes due May 15, 2008 in the form of First Mortgage Bonds. Proceeds were used to repay short-term debt.

YEAR 2000

     The Company is continuing its enterprise-wide program to assess and mitigate or eliminate the business risk associated with year 2000 issues within the Company's information technology and communication systems, as well as similar risks related to transactions with other businesses. The systems that could be affected by year 2000 issues have been identified and an implementation plan has been developed. The Company is participating with industry organizations to identify year 2000 issues and develop solutions that will allow for uninterrupted production and delivery of power. Revised estimates of costs for the total project are approximately $30 million. The Company has incurred $5 million in costs related to the year 2000 project through June 30, 1998. Risks to the Company associated with year 2000 issues include power production and delivery interruptions, customer information and service disruptions, and administrative and accounting systems malfunctions. The Company is still developing contingency plans for year 2000 issues.

______________________________________________________________________________

     The condensed consolidated financial statements as of June 30, 1998 and December 31, 1997 and for the three-and six-month periods ended June 30, 1998 and 1997 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         Suite 3900                    Telephone:(503)222-1341
                         111 S.W. Fifth Avenue         Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income and retained earnings for the three- and six-month periods ended June 30, 1998 and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1997, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 3, 1998 (March 2, 1998 as to Note
2), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

July 21, 1998

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          In Larry and Barbara Rainey, et al. v. PacifiCorp (see "Item 3.
             ______________________________________________
          Legal Proceedings" at page 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997), on May 14, 1998, the Superior Court granted the Company's motion for summary judgment dismissing all of the plaintiffs' negligent flood control claims, leaving only plaintiffs' claims based upon a failure to warn theory of liability.

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________

          At the Company's annual meeting of shareholders on May 13, 1998, the shareholders ratified the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the year 1998 and rejected a shareholder proposal. Votes cast in relation to the appointment of Deloitte & Touche LLP are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___           _________      ________________

                         243,266,460       1,325,646           1,516,126

          Votes cast to reject a shareholder proposal are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___           _________      ________________

                               3,000     246,076,916                   -

          The shareholders also elected four Class II Directors, each for terms expiring at the Annual Meeting in the year 2001. Votes cast in relation to these matters are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___           _________      ________________

Class II

Kathryn A. Braun         237,494,898       8,613,333                   -
Robert G. Miller         240,117,584       5,990,648                   -
Alan K. Simpson          239,612,437       6,495,795                   -
Verl R. Topham           239,940,698       6,167,534                   -

          The Directors whose terms continued and the years their terms expire are as follows:

          W. Charles Armstrong (Class I, 2000); Frederick W. Buckman (Class III, 1999); C. Todd Conover (Class I, 2000); Nolan E. Karras (Class I, 2000); Keith R. McKennon (Class I, 2000); Don M. Wheeler (Class III, 1999); Nancy Wilgenbusch (Class III, 1999); Peter I. Wold (Class III, 1999).

Item 5.   Other Information
______    _________________

          As stated in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, shareholders wishing to present proposals for action at a shareholders' meeting must do so in accordance with the Company's Bylaws. To be timely, a shareholders' notice must be in writing, delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting. If the Company holds its 1999 Annual Meeting on May 19, 1999 in accordance with the Company's Bylaws, to be timely such shareholders' notice must be delivered to or mailed and received at the principal executive offices of the Company not earlier than February 18, 1999 nor later than March 20, 1999.

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

          Exhibit 27: Financial Data Schedule for the quarter ended June 30, 1998 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K, dated July 1, 1998, under Item 5. "Other Events," the Company filed news releases reporting the promotion of Richard T. O'Brien to the position of executive vice president and chief operating officer and the earnings shortfall expected for the second quarter of 1998.

          On Form 8-K, dated July 31, 1998, under Item 5. "Other Events," the Company filed a news release discussing the regulatory proceedings in the state of Utah.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date       August 12, 1998              By ROBERT R. DALLEY
     ___________________________           ___________________________________
                                           Robert R. Dalley
                                           Controller
                                           (Chief Accounting Officer)

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

          Exhibit 27:  Financial Data Schedule for the quarter
          ended June 30, 1998 (filed electronically only).