Form 10-Q
period 1998-09-30
PACIFICORP /OR/
filed 1998-11-12
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               __________________

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


     YES   X       NO
         _____        _____


At October 31, 1998, there were 297,334,589 shares of registrant's common stock outstanding.

                                  PACIFICORP


                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Statements of Cash Flows             3

               Condensed Consolidated Balance Sheets                       4

               Notes to Condensed Consolidated Financial Statements        6

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      13


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                          35

  Item 6.      Exhibits and Reports on Form 8-K                           35


Signature                                                                 36

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                          ___________________    _________________
                                           1998        1997       1998       1997
                                          ______      ______     ______     ______

REVENUES                                 $1,918.2    $1,207.7   $4,380.6   $3,208.6
                                          _______     _______    _______    _______

EXPENSES
  Purchased power                         1,220.6       429.2    2,237.2      971.6
  Other operations and maintenance          291.6       292.5      848.1      848.7
  Depreciation and amortization             110.1       111.2      340.8      331.2
  Administrative and general                 81.6        70.0      239.8      212.8
  Taxes, other than income taxes             23.9        25.7       76.7       79.2
  Special charges                               -           -      113.1          -
                                          _______     _______    _______    _______
  TOTAL                                   1,727.8       928.6    3,855.7    2,443.5
                                          _______     _______    _______    _______

INCOME FROM OPERATIONS                      190.4       279.1      524.9      765.1
                                          _______     _______    _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                           92.5       112.8      280.8      330.0
  Interest capitalized                       (4.4)       (3.3)     (11.4)      (9.5)
  Other expense - net                        48.2       108.8      114.3      104.4
                                          _______     _______    _______    _______
  TOTAL                                     136.3       218.3      383.7      424.9
                                          _______     _______    _______    _______

Income from continuing operations
  before income taxes                        54.1        60.8      141.2      340.2
Income tax expense                           19.5        14.5       42.3      112.6
                                          _______     _______    _______    _______

Income from continuing operations            34.6        46.3       98.9      227.6

Discontinued Operations (less applicable
  income tax expense: 1998/$60.2 and
  $83.4, 1997/$17.8 and $41.7)             (122.2)       27.7     (160.8)      62.2
                                          _______     _______    _______    _______

NET INCOME (LOSS)                           (87.6)       74.0      (61.9)     289.8

RETAINED EARNINGS BEGINNING OF PERIOD       962.8       827.7    1,106.3      782.8
Cash dividends declared
  Preferred stock                            (4.2)       (5.5)     (12.8)     (16.6)
  Common stock per share of $0.27
    and $0.81                               (80.1)      (80.1)    (240.7)    (239.9)
                                          _______     _______    _______    _______
RETAINED EARNINGS END OF PERIOD          $  790.9    $  816.1   $  790.9   $  816.1
                                          =======     =======    =======    =======

EARNINGS (LOSS) ON COMMON STOCK          $  (92.4)   $   68.2   $  (76.3)  $  271.8

Average number of common shares
  outstanding - Basic (Thousands)         297,272     296,347    297,197    295,884
                Dilutive (Thousands)      297,322     296,350    297,224    295,899

EARNINGS (LOSS) PER COMMON SHARE -
  Basic and dilutive
  Continuing operations                  $   0.10    $   0.14   $   0.28   $   0.71
  Discontinued operations                   (0.41)       0.09      (0.54)      0.21
                                          _______     _______    _______    _______
  TOTAL                                  $  (0.31)   $   0.23   $  (0.26)  $   0.92
                                          =======     =======    =======    =======

        See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                         Nine Months Ended
                                                          September 30,
                                                      ______________________
                                                       1998           1997
                                                      ______         ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   (61.9)        $ 289.8
  Adjustments to reconcile net income to
    net cash provided by operating activities

    Loss (income) from discontinued operations         160.8           (62.2)
    Write off of exited operations                      52.0               -
    Depreciation and amortization                      347.4           343.8
    Deferred income taxes and investment tax
      credits - net                                    (61.0)           21.1
    Special charges                                    113.1               -
    Other                                               82.3            19.8
    Accounts receivable and prepayments               (296.4)          (46.3)
    Materials, supplies and fuel stock                  (5.6)              -
    Accounts payable and accrued liabilities           327.9            24.7
                                                    ________          ______
  Net cash provided by continuing operations           658.6           590.7
  Net cash used in discontinued operations            (390.2)         (386.2)
                                                    ________          ______

NET CASH PROVIDED BY OPERATING ACTIVITIES              268.4           204.5
                                                    ________          ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                        (429.5)         (440.6)
  Investments in and advances to
    affiliated companies - net                         (25.1)          (45.6)
  Operating companies and assets acquired              (40.3)          (30.5)
  Proceeds from sales of finance assets, real
    estate investments and principal payments          316.8            52.6
  Other                                                  3.9           (34.7)
                                                    ________          ______

NET CASH USED IN INVESTING ACTIVITIES                 (174.2)         (498.8)
                                                    ________          ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                           144.4            23.8
  Proceeds from long-term debt                       1,066.2           742.4
  Proceeds from issuance of common stock                 8.9            29.1
  Proceeds from issuance of Trusts holding solely
    PacifiCorp debentures preferred securities             -           130.7
  Dividends paid                                      (259.6)         (256.0)
  Repayments of long-term debt                      (1,155.0)         (233.2)
  Redemptions of preferred stock                           -           (72.2)
  Other                                                 39.4           (62.5)
                                                    ________          ______

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (155.7)          302.1
                                                    ________          ______

INCREASE IN CASH AND CASH EQUIVALENTS                   61.5             7.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       740.8             8.4
                                                    ________          ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   679.3         $  16.2
                                                    ========          ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest (net of amount capitalized)           $   330.9         $ 381.2
    Income taxes                                       485.0           115.2

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                   September 30,    December 31,
                                                       1998             1997
                                                   ____________     ____________

CURRENT ASSETS
  Cash and cash equivalents                          $   679.3        $   740.8
  Accounts receivable less allowance
    for doubtful accounts: 1998/$12.4
    and 1997/$17.7                                       947.9            723.9
  Materials, supplies and fuel stock at
    average cost                                         193.3            181.9
  Real estate investments held for sale                      -            272.2
  Net assets of discontinued operations                  120.0            223.4
  Other                                                   38.3             55.0
                                                      ________         ________
  TOTAL CURRENT ASSETS                                 1,978.8          2,197.2

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                        12,402.2         12,094.6
  Australian Electric Operations                       1,090.4          1,161.2
  Other Operations                                        30.4             31.1
  Accumulated depreciation and amortization           (4,508.2)        (4,240.0)
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET            9,014.8          9,046.9

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            131.9            166.1
  Intangible assets - net                                366.1            399.0
  Regulatory assets - net                                849.6            871.1
  Finance note receivable                                207.3            211.2
  Finance and real estate assets - net                   377.5            349.8
  Deferred charges and other                             272.6            385.7
                                                      ________         ________
  TOTAL OTHER ASSETS                                   2,205.0          2,382.9
                                                      ________         ________

TOTAL ASSETS                                         $13,198.6        $13,627.0
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                       1998             1997
                                                   ____________     ____________

CURRENT LIABILITIES
  Long-term debt currently maturing                  $   299.0        $   365.4
  Notes payable and commercial paper                     333.6            189.2
  Accounts payable                                       842.6            546.7
  Taxes, interest and dividends payable                  348.7            677.5
  Customer deposits and other                            125.6             84.9
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,949.5          1,863.7

DEFERRED CREDITS
  Income taxes                                         1,494.4          1,666.2
  Investment tax credits                                 129.2            135.2
  Other                                                  685.7            646.2
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,309.3          2,447.6

LONG-TERM DEBT                                         4,354.3          4,413.0

COMMITMENTS AND CONTINGENCIES (See Notes 4 and 5)                             -

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES            340.5            340.4

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          175.0            175.0

PREFERRED STOCK                                           66.4             66.4

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1998/297,279,589
    and 1997/296,908,110                               3,283.6          3,274.2
  Retained earnings                                      790.9          1,106.3
  Accumulated other comprehensive loss                   (70.9)           (59.6)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  4,003.6          4,320.9
                                                      ________         ________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $13,198.6        $13,627.0
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 1998


 1.  FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of September 30, 1998 and December 31, 1997 and for the periods ended September 30, 1998 and 1997, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's 1997 Annual Report on Form 10-K.

     The condensed consolidated financial statements of the Company include the integrated domestic electric utility operations of Pacific Power and Utah Power and its wholly owned and majority owned subsidiaries. Major subsidiaries, all of which are wholly owned, are: PacifiCorp Group Holdings Company ("Holdings"), which holds directly or through its wholly owned subsidiary, PacifiCorp International Group Holdings Company, Powercor Australia Limited ("Powercor"), an Australian electricity distributor, and PacifiCorp Financial Services, Inc. ("PFS"), a financial services business. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated.

     The Company has decided to exit the unregulated energy trading business and dispose of TPC Corporation ("TPC"), a natural gas marketing and storage company and the eastern U.S. electricity trading business of PacifiCorp Power Marketing, Inc. ("PPM"). See Note 3. The Company sold its wholly owned telecommunications subsidiary, Pacific Telecom, Inc. ("PTI"), on December 1, 1997. See Note 3. The Company sold Pacific Generation Company ("PGC") on November 5, 1997, and the natural gas gathering and processing assets of TPC on December 1, 1997. During May 1998, a majority of the real estate assets held by PFS were sold.

     The Company has also decided to exit the majority of its other unregulated energy development businesses and has recorded them at estimated net realizable value less selling costs.

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

 2.  BID FOR THE ENERGY GROUP

     During 1997 and 1998, the Company sought to acquire The Energy Group PLC ("TEG"), a diversified international energy group with operations in the United Kingdom, the United States and Australia. The Company made three tender offers for TEG. The last offer was valued at $11.1 billion, including the assumption of $4.1 billion of TEG's debt. In March 1998, Texas Utilities Company made a tender offer at a higher price. On April 30, 1998, the Company announced that it would not increase its revised offer for TEG.

     The Company recorded an $86 million pretax charge to first quarter 1998 earnings, included in "Other expense-net," for bank commitment and facility fees, legal expenses and other related costs incurred since the Company's original bid for TEG in June of 1997. These costs had been deferred pending the outcome of the transaction. The Company incurred a pretax loss of $3 million in April 1998 in connection with closing its foreign currency option contract associated with the bid for TEG. Total pretax costs incurred in 1997 and 1998 were $199 million.

     Additionally, in connection with the attempt to acquire TEG, a subsidiary of the Company purchased approximately 46 million shares of TEG at a price of 820 pence per share, or $625 million. The Company recorded a pretax gain on the TEG shares of $16 million when they were sold on June 2, 1998.

 3.  DISCONTINUED OPERATIONS

     The Company has decided to exit the unregulated energy trading business and offer for sale TPC and the eastern U.S. electricity trading business of PPM. The Company will continue its wholesale power marketing activities in the West, where it can provide physical delivery of energy. The Company anticipates completing these transactions within the next twelve months.

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

     The net assets, operating results and cash flows of the unregulated energy trading segment and PTI have been classified as discontinued operations for all periods presented in the condensed financial statements and notes.

     Summarized operating results for unregulated energy trading were as follows:

                                           Three-Month         Nine-Month
                                          Periods Ended       Periods Ended
                                          September 30,       September 30,
                                        _________________   _________________
                                        1998       1997      1998      1997
                                       ______     ______    ______    ______
                                                (Dollars in Millions)

     Revenues                        $1,424.7   $  802.1  $2,961.4  $1,062.5
                                      _______    _______   _______   _______

     Income (loss) from discontinued
       operations (less applicable
       income tax expense/(benefit):
       1998/$(1.1) and $(24.3),
       1997/$1.2 and ($0.1))         $   (3.1)  $    0.6  $  (41.7) $   (2.3)
     Loss on disposal, including
       provision of $20.0 for
       operating losses during
       phase-out period (less
       applicable income tax
       benefit $59.1)                  (119.1)         -    (119.1)        -
                                      _______    _______   _______   _______

     Net income (loss)               $ (122.2)  $    0.6  $ (160.8) $   (2.3)

     Summarized operating results for PTI were as follows:

                                          Three-Month          Nine-Month
                                          Period Ended        Period Ended
                                          September 30,       September 30,
                                        _________________   _________________
                                        1998       1997      1998      1997
                                       ______     ______    ______    ______
                                                (Dollars in Millions)

     Revenues                         $     -     $154.0   $     -    $416.2
                                       ______      _____    ______     _____

     Income before income taxes       $     -     $ 43.7   $     -    $106.3
     Income taxes                           -       16.6                41.8
                                       ______      _____    ______     _____

     Net income                       $     -     $ 27.1   $     -    $ 64.5
                                       ______      _____    ______     _____

     Total income (loss) from
       discontinued operations        $(122.2)    $ 27.7   $(160.8)   $ 62.2
                                       ======      =====    ======     =====

     Net assets of the discontinued operations of Unregulated Energy Trading consisted of the following:

                                                September 30,     December 31,
                                                    1998              1997
                                                _____________     ____________
                                                      (Dollars in Millions)

     Current assets                              $  220.0          $  208.5
     Noncurrent assets                              262.6             269.5
     Current liabilities                           (186.3)           (241.9)
     Long-term debt                                  (1.4)             (1.5)
     Noncurrent liabilities                         (24.8)            (11.2)
     Write down of assets                          (150.1)                -
                                                  _______           _______
     Net Assets of Discontinued Operations       $  120.0          $  223.4
                                                  =======           =======

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

     In the pending Utah rate case, the Utah Division of Public Utilities (the "DPU") proposed adjustments that could result in a $57 million annualized reduction in customer prices. This includes approximately $21 million of the allocation phase-in. The Committee of Consumer Services proposed adjustments in the rate case that could reduce customer prices annually by $79 million, including $21 million relating to the allocation phase-in. The Company originally requested no change in customer prices and proposed a new authorized rate of return on equity of 11.25%. The Company subsequently settled certain issues with the other parties and is now requesting an $18 million decrease. Any required adjustment to customer prices could be retroactive to February 1997, the date a petition was filed by the DPU with the PSC requesting a general rate case. If the PSC approved the DPU proposal in December 1998 and ordered the adjustment to be retroactive to February 1997, the Company would have collected approximately $110 million of revenues subject to refund. An adjustment to 1998 earnings of approximately $70 million, excluding any interest imposed, would be required when the order was issued and the amount was determinable. Hearings for the case are currently in process, with a final order expected by year end. The Company has announced it will not appeal the Utah allocation order.

     On July 9, 1998, the Company announced its intent to seek buyers for its California and Montana electric distribution assets. This action was in response to the continued decline in earnings on the assets and changes in the legislative and regulatory environments, including fixing prices, in these states where the Company has few distribution properties. The Company issued requests for proposals to interested parties on July 20, 1998. The Company has received bids for the California assets. These bids remain open and the Company has taken no action related to the bids.

     On September 16, 1998, the Company entered into a Letter of Agreement with Flathead Electric Cooperative for the Montana distribution assets. On November 5, 1998, the Company completed the sale and received after-tax proceeds of $92 million. The Company will return $4 million of the $8 million gain to Montana customers as negotiated with the Montana Public Service Commission (the "MPSC") and the Montana Consumer Counsel.

     In addition, the Company is participating in a docket concerning the transition plan the Company filed in compliance with direct access legislation in Montana. The Company has asserted in that docket that it has significant stranded costs related to its Montana service territory. However, the Company has stated its willingness to forego recovery of those stranded costs as a result of the sale of the Montana service territory. Other parties in the proceeding believe the Company has stranded benefits, rather than stranded costs, and that those benefits should be returned to customers. The Company believes that the concept of stranded benefits is not addressed by Montana legislation and there is no obligation to return stranded benefits to customers even if the MPSC finds that such benefits exist. The outcome of this proceeding is uncertain.

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

     The Company continues to evaluate the impact of all changes in regulation and legislation. Changes in regulatory environment may significantly affect the Company's future financial condition, results of operations and cash flows.

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

     The components of comprehensive income are as follows:

                                           Three-Month         Nine-Month
                                          Periods Ended       Periods Ended
                                          September 30,       September 30,
                                        _________________   ________________
                                        1998       1997      1998      1997
                                       ______     ______    ______    ______
                                                (Dollars in Millions)

     Net income                        $(87.6)   $  74.0    $(61.9)   $289.8
     Other comprehensive income
       Foreign currency translation
         adjustment, net of taxes:
         1998/$0.7 and $(11.1),
         1997/$(3.3) and $(22.0)          1.1       (5.4)    (18.4)    (34.6)
       Unrealized gain on available-
         for-sale securities, net of
         taxes: 1998/$4.3                   -          -       7.1         -
                                        _____      _____     _____     _____

     Total comprehensive income        $(86.5)    $ 68.6    $(73.2)   $255.2
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

Comparison of the three-month periods ended September 30, 1998 and 1997
_______________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution (loss) on
  common stock (1)
    Domestic Electric Operations    $  49.9     $ 87.5   $ (37.6)     (43)
    Australian Electric Operations      6.5       15.8      (9.3)     (59)
    Other Operations                  (26.6)     (62.8)     36.2       58
                                     ______      _____    ______
    Continuing Operations              29.8       40.5     (10.7)     (26)

    Discontinued Operations (2)      (122.2)      27.7    (149.9)       *
                                     ______      _____    ______

      Total                         $ (92.4)    $ 68.2   $(160.6)       *
                                     ======      =====    ======

Earnings (loss) per common
  share - Basic and dilutive
    Continuing Operations            $ 0.10     $ 0.14   $ (0.04)     (29)
    Discontinued Operations (2)       (0.41)      0.09     (0.50)       *
                                      _____      _____    ______

      Total                          $(0.31)    $ 0.23   $ (0.54)       *
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

(2) Represents the discontinued operations of PTI and the unregulated energy trading business.

The Company recorded losses on common stock of $92 million, or $0.31 per share, in the third quarter of 1998 compared to income of $68 million, or $0.23 per share, reported in 1997. Third quarter 1998 results included losses of $151 million, or $0.51 per share, relating to unregulated energy businesses that the Company has decided to exit. Third quarter 1997 results included a loss of $65 million, or $0.22 per share, associated with closing foreign exchange positions relating to the Company's offer for TEG and income of $27 million, or $0.09 per share, from the Company's telecommunications operations that were sold in December of 1997.

Domestic Electric Operations earnings contribution was $50 million, or $0.17 per share, as compared to $88 million, or $0.30 per share, in the third quarter of 1997. Income from operations declined $57 million, or 25%, to $172 million. Operating income declined in the quarter primarily due to lower wholesale margins in the West and less favorable hydroelectric conditions.

Earnings from the Company's Australian Electric Operations were $7 million, or $0.02 per share, in the third quarter of 1998, compared to $16 million, or $0.05 per share, in the same quarter last year. Earnings declined primarily as a result of lower sales margins and increased administrative and general expenses. In addition, earnings were reduced by $2 million as the result of unfavorable fluctuations in the currency exchange rate.

Other operations reported losses of $27 million, or $0.09 per share, in the quarter compared to losses of $63 million, or $0.21 per share, in the third quarter 1997. The Company evaluated the unregulated energy development businesses and recorded an impairment of $32 million in the third quarter of 1998. Third quarter 1997 included a loss of $65 million, or $0.22 per share, associated with closing foreign currency options and initial option premium costs relating to the Company's offer for TEG.

Discontinued operations reported losses of $122 million, or $0.41 per share, in the quarter as compared to income of $28 million, or $0.09 per share, in the third quarter of 1997. Third quarter 1998 results included $119 million, or $0.40 per share, relating to the loss anticipated to exit the unregulated energy trading business and a loss of $3 million, or $0.01 per share, relating
to normal operations.   Third quarter 1997 results included income of $27
million, or $0.09 per share, from the Company's telecommunications operations that were sold in December of 1997.

Comparison of the nine-month periods ended September 30, 1998 and 1997
______________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______
                                         (Dollars in Millions)

Earnings contribution (loss) on
  common stock
    Domestic Electric Operations    $ 108.4     $224.3   $(115.9)     (52)
    Australian Electric Operations     27.2       44.9     (17.7)     (39)
    Other Operations                  (51.1)     (59.6)      8.5       14
                                     ______      _____    ______
    Continuing Operations              84.5      209.6    (125.1)     (60)

    Discontinued Operations          (160.8)      62.2    (223.0)       *
                                     ______      _____    ______

      Total                         $ (76.3)    $271.8   $(348.1)    (128)
                                     ======      =====    ======

Earnings (loss) per common share - Basic
  and dilutive
    Continuing Operations            $ 0.28     $ 0.71   $ (0.43)     (61)
    Discontinued Operations           (0.54)      0.21     (0.75)       *
                                      _____      _____    ______

      Total                          $(0.26)    $ 0.92   $ (1.18)    (128)
                                      =====      =====    ======

*Not a meaningful number.

The Company recorded losses on common stock of $76 million, or $0.26 per share, in 1998 compared to income of $272 million, or $0.92 per share, reported in 1997. The 1998 results included losses of $151 million, or $0.51 per share, relating to unregulated energy businesses that the Company has decided to exit, a charge of $70 million, or $0.24 per share, associated with the Company's work force reduction in the United States and a charge of $54 million, or $0.18 per share, associated with the Company's terminated bid for TEG. The 1997 results included a loss of $65 million, or $0.22 per share, associated with closing foreign exchange positions relating to the Company's offer for TEG and income of $65 million, or $0.22 per share, from the Company's telecommunications operations that were sold in December of 1997.

Domestic Electric Operations earnings contribution was $108 million, or $0.37 per share. Excluding the $70 million charge relating to the work force reduction, the earnings contribution would have been $178 compared to $224 million in 1997. Lower wholesale margins in the West, less favorable hydroelectric conditions, higher depreciation and costs relating to the Year 2000 issues and implementation of a new SAP software operating environment contributed to the decrease in operating income.

Earnings from the Company's Australian Electric Operations were $27 million, or $0.09 per share, in 1998, compared to $45 million, or $0.15 per share, in 1997. Earnings declined primarily as a result of lower sales margins, increased administrative and general expenses and a reduction in Tariff H revenue. In addition, earnings were reduced by $6 million as the result of unfavorable fluctuations in the currency exchange rate.

Other operations reported losses of $51 million, or $0.18 per share, compared to losses of $60 million, or $0.20 per share, in 1997. The Company evaluated the unregulated energy development businesses and recorded an impairment of $32 million in 1998. In addition, 1998 earnings included a charge of $54 million for costs associated with the Company's terminated bid for TEG, partially offset by a gain of $10 million on the sale of TEG shares acquired in March 1998. The 1997 earnings included a loss of $65 million, or $0.22 per share, associated with closing foreign currency options and initial option premium costs relating to the Company's offer for TEG.

Discontinued operations reported losses of $161 million, or $0.54 per share, compared to income of $62 million, or $0.21 per share, in 1997. The 1998 results included $119 million, or $0.40 per share, for the loss anticipated to exit the unregulated energy trading business and a loss of $42 million, or $0.14 per share, relating to normal operations. The 1997 results included income of $65 million, or $0.22 per share, from the Company's telecommunications operations that were sold in December of 1997.

                             RESULTS OF OPERATIONS

Domestic Electric Operations
____________________________

Comparison of the three-month periods ended September 30, 1998 and 1997
_______________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                    $  191.8   $  184.1    $   7.7         4
  Commercial                        173.6      168.7        4.9         3
  Industrial                        203.5      201.6        1.9         1
  Other                               8.4        8.1        0.3         4
                                  _______    _______     ______
    Retail sales                    577.3      562.5       14.8         3
  Wholesale sales and
    market trading                1,164.0      409.7      754.3         *
  Other                              17.6       20.7       (3.1)      (15)
                                  _______    _______     ______
      Total                       1,758.9      992.9      766.0        77

Operating expenses                1,587.4      764.9      822.5       108

                                  _______    _______     ______
Income from operations              171.5      228.0      (56.5)      (25)
Interest expense                     82.9       81.5        1.4         2
Minority interest and other           0.4       (0.3)       0.7         *
Income taxes                         33.5       53.5      (20.0)      (37)
                                  _______    _______     ______
Net income                           54.7       93.3      (38.6)      (41)
Preferred dividend requirement        4.8        5.8       (1.0)      (17)
                                  _______    _______     ______
Earnings contribution            $   49.9   $   87.5    $ (37.6)      (43)
                                  =======    =======     ======

Energy sales (millions of kWh)
  Residential                       2,929      2,832         97         3
  Commercial                        3,250      3,189         61         2
  Industrial                        5,831      5,572        259         5
  Other                               181        184         (3)       (2)
                                   ______     ______     ______
    Retail sales                   12,191     11,777        414         4
  Wholesale sales and
    market trading                 34,227     15,354     18,873       123
                                   ______     ______     ______
      Total                        46,418     27,131     19,287        71
                                   ======     ======     ======

Residential average usage (kWh)     2,356      2,331         25         1
Total retail customers (end
  of period)                    1,459,029  1,427,289     31,740         2

Revenues

Domestic Electric Operations revenues increased $766 million, or 77%. This increase was primarily attributable to a $754 million increase in wholesale revenues.

Wholesale volumes continued to expand with the active markets. The $754 million increase in revenues was driven by energy volumes that more than doubled in 1998 to 34.2 million MWh. Higher short-term and spot market wholesale energy volumes increased revenues by $639 million. Related energy prices averaged $34 per MWh in the quarter, a 44% increase over the prior year. The higher prices for these sales added $120 million to revenues in the quarter.

Residential revenues and energy volumes were up $8 million and 3%, respectively. Growth in the average number of residential customers of 2%
added $4 million to revenues.   Warmer weather and other customer usage
changes added $3 million to residential revenues. Third quarter 1998 temperatures averaged 4 degrees warmer in July and 2 degrees warmer in September.

Commercial revenues were up $5 million, or 3%. Energy sales volumes increased 2% over the prior year. Growth in the average number of customers of 2% added $5 million to revenues.

Industrial revenues increased $2 million, or 1%. Warmer, drier weather resulted in increased irrigation, which added $3 million to industrial revenues.

Hearings in the Company's general rate case in Utah are currently in process, with a final order expected by year end. Parties in the case have proposed adjustments that would result in significant reductions in prices and could require a material reduction to 1998 earnings for revenues collected subject to refund. Regulatory changes have also occurred in other states in which the Company operates. See Note 4 to the Condensed Consolidated Financial Statements for additional information concerning pending regulatory proceedings and developments.

The Company continues to evaluate the accounting impact of all changes in regulation. Changes in regulatory structure may significantly affect the Company's future financial condition and results of operations.

Operating Expenses

Total operating expenses increased $823 million, or 108%. This increase was primarily attributable to increased purchased power expense to serve the expanding wholesale market.

Purchased power expense increased $809 million, to $1.18 billion. The higher expense was primarily due to a 19.6 million MWh increase in short-term firm and spot market energy purchases, more than double the amount of purchases in the same period of 1997, which increased purchased power expense $665 million. Short-term firm and spot market purchase prices averaged $34 per MWh in the quarter versus $22 per MWh in 1997, a 56% increase. The increase in purchase prices added $145 million to costs. Lower volumes partially offset by higher prices relating to long-term firm purchased power contracts resulted in a $3 million decrease in purchased power costs.

                SHORT-TERM AND SPOT MARKET SALES AND PURCHASES
                ______________________________________________

                                                       1998           1997
                                                     ________       ________

   Total sales volume (thousands of MWh)               30,512         11,485
   Average sales price ($/MWh)                        $ 33.71        $ 23.46
                                                       ______         ______
       Revenues ($, millions)                         $ 1,029        $   269

   Total purchase volume (thousands of MWh)            31,410         11,830
   Average purchase price ($/MWh)                     $ 33.99        $ 21.77
                                                       ______         ______
       Expenses ($, millions)                         $ 1,068        $   258
                                                       ______         ______

           Net ($, millions)                          $   (39)       $    11
                                                       ======         ======

Fuel expense was up $9 million, or 7%, to $135 million. Thermal generation increased 4% to 13.6 million MWh. The average cost per MWh increased to $9.93 from $9.58 due to increased generation at plants with higher fuel costs. This shift in generation resulted from unscheduled plant outages and higher market prices for generation. Hydroelectric generation decreased 3% compared to the third quarter of last year due to lower stream flows.

Depreciation and amortization expense increased $3 million, or 3%, to $95 million. Increased plant in service added $2 million.

In July 1998, the Company withdrew its filings with regulatory bodies of a depreciation study filed in 1997 because in its view regulatory approvals to increase depreciation rates were unlikely. As a result of the decision to withdraw the filing, the Company ceased recording the increased depreciation expense in the third quarter. During the first six months of 1998, the Company had recorded $9 million in additional depreciation as a result of the study. The Company is preparing a revised depreciation study that will be submitted to the regulatory commission in the fourth quarter of 1998.

Administrative and general expenses increased $2 million, or 2%, to $78 million. This increase includes $1 million of expenses relating to Year 2000 issues and $1 million relating to the ongoing implementation of the Company's new SAP software operating environment.

Other Income and Expense

Income tax expense decreased $20 million, to $34 million, due to the decline in pretax income.

Comparison of the nine-month periods ended September 30, 1998 and 1997
______________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Revenues
  Residential                    $  598.3   $  588.6   $    9.7         2
  Commercial                        495.4      474.9       20.5         4
  Industrial                        542.2      537.5        4.7         1
  Other                              23.7       24.1       (0.4)       (2)
                                  _______    _______    _______
    Retail sales                  1,659.6    1,625.1       34.5         2
  Wholesale sales and
    market trading                2,158.8      893.8    1,265.0       142
  Other                              49.1       58.6       (9.5)      (16)
                                  _______    _______    _______
      Total                       3,867.5    2,577.5    1,290.0        50

Operating expenses                3,432.2    1,968.9    1,463.3        74
                                  _______    _______    _______
Income from operations              435.3      608.6     (173.3)      (28)
Interest expense                    244.7      235.7        9.0         4
Minority interest and other          (6.5)     (13.4)       6.9       (51)
Income taxes                         74.3      144.0      (69.7)      (48)
                                  _______    _______    _______
Net income                          122.8      242.3     (119.5)      (49)
Preferred dividend requirement       14.4       18.0       (3.6)      (20)
                                  _______    _______    _______
Earnings contribution            $  108.4   $  224.3   $ (115.9)      (52)
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       9,385      9,294         91         1
  Commercial                        9,166      8,811        355         4
  Industrial                       15,808     15,472        336         2
  Other                               500        546        (46)       (8)
                                  _______     ______     ______
    Retail sales                   34,859     34,123        736         2
  Wholesale sales and
    market trading                 79,019     37,456     41,563       111
                                  _______     ______     ______
      Total                       113,878     71,579     42,299        59
                                  =======     ======     ======

Residential average usage (kWh)     7,579      7,694       (115)       (2)
Total retail customers (end
  of period)                    1,459,029  1,427,289     31,740         2

Revenues

Total Domestic Electric Operations revenues increased $1.29 billion, or 50%. This increase was primarily attributable to a $1.27 billion increase in wholesale revenues.

The $1.27 billion increase in wholesale revenues was driven by energy volumes that more than doubled in 1998 to a total of 79.0 million MWh. Higher short-term and spot market wholesale energy volumes increased revenues by $1.07 billion. Related energy prices averaged $26 per MWh, a 37% increase over the prior year. The higher prices for these sales added $186 million to revenues. Higher long-term prices partially offset by lower long-term volumes added $5 million to revenues.

Residential revenues were up $10 million.  Growth in the average number of
residential customers of 3% added $14 million to revenues.   This increase was
partially offset by volume decreases due to decreased customer usage, which lowered revenues by $4 million.

Commercial revenues were up $21 million, or 4%. Energy sales volumes increased 4% over the prior year. Growth in the average number of customers of 2% added $12 million to revenues, and increased customer usage added $7 million to revenues.

Industrial revenues increased $5 million, or 1%. A 2% increase in energy sales increased revenues $3 million. Mild weather and planting conditions reduced irrigation revenues by $1 million. Revenues in 1997 were reduced by billing adjustments of $3 million for certain industrial customers.

Operating Expenses

Total operating expenses increased $1.46 billion, or 74%. This increase was primarily attributable to increased purchased power expense to serve the expanding wholesale market and the $113 million pretax cost of the work force reduction.

Purchased power expense increased $1.31 billion, to $2.1 billion. The higher expense was primarily due to a 40.8 million MWh increase in short term firm and spot market energy purchases, more than double the amount of purchases in the same period of 1997, which increased purchased power expense $1.11 billion. Short-term firm and spot market purchase prices averaged $26 per MWh in 1998 versus $17 per MWh in 1997, a 52% increase. The increase in purchase prices added $193 million to costs. Higher volumes and prices relating to long-term firm purchased power contracts added $6 million to purchased power costs.

                SHORT-TERM AND SPOT MARKET SALES AND PURCHASES
                ______________________________________________

                                                       1998           1997
                                                     ________       ________

   Total sales volume (thousands of MWh)               68,690         27,334
   Average sales price ($/MWh)                        $ 25.83        $ 18.83
                                                       ______         ______
       Revenues ($, millions)                         $ 1,774        $   515

   Total purchase volume (thousands of MWh)            68,966         28,196
   Average purchase price ($/MWh)                     $ 25.85        $ 16.99
                                                       ______         ______
       Expenses ($, millions)                         $ 1,783        $   479
                                                       ______         ______

           Net ($, millions)                          $    (9)       $    36
                                                       ======         ======

Fuel expense was up $17 million, or 5%, to $356 million. Thermal generation increased 6% to 38.0 million MWh, resulting in a decrease of 1% in the average cost per MWh to $9.37. Hydroelectric generation decreased 7% due to less favorable water conditions.

Other operations and maintenance expense decreased $15 million, or 4%, to $330 million. Pension expense decreased $13 million due to amortization cost decreases relating to deferred regulatory pension assets that were written off in December 1997 and the implementation of the early retirement plan initiated in the first quarter of 1998. Steam plant maintenance expense decreased
$4 million due to overhaul timing differences.

Depreciation and amortization expense increased $20 million, or 7%, to $292 million. Higher depreciation rates that were implemented in the fourth quarter of 1997 added $9 million to expense and increased plant in service added $11 million.

Administrative and general expenses increased $15 million, or 7%, to $241 million. This increase included $5 million of expenses relating to Year 2000 issues, $3 million relating to the Company's new SAP software operating environment and $8 million of employee related costs.

Other Income and Expense

Interest expense increased $9 million to $245 million as a result of higher debt balances. Income tax expense decreased $70 million due to the decline in pretax income.

Australian Electric Operations
______________________________

Comparison of the three-month periods ended September 30, 1998 and 1997
_______________________________________________________________________

                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                   1998    1997   Translation Operations Operations
                                   ____    ____   ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area                 $108.3  $139.0    $(24.6)     $ (6.1)       (4)
    Outside Powercor area
      Victoria                      19.3    26.4      (4.4)       (2.7)      (10)
      New South Wales               15.8    14.4      (3.6)        5.0        35
      Australia Capital Territory    0.3       -         -         0.3         *
                                   _____   _____     _____       _____
                                   143.7   179.8     (32.6)       (3.5)       (2)
    Other                            5.8     5.6      (1.3)        1.5        27
                                   _____   _____     _____       _____
        Total                      149.5   185.4     (33.9)       (2.0)       (1)

  Operating expenses               126.0   147.3     (28.6)        7.3         5
                                   _____   _____     _____       _____
  Income from operations            23.5    38.1      (5.3)       (9.3)      (24)
  Interest expense                  13.6    15.5      (3.1)        1.2         8
  Equity in (income)/losses
    of Hazelwood                    (0.4)   (0.5)      0.1           -         -
  Other (income)/expense             0.1    (1.3)        -         1.4       108
  Income taxes                       3.7     8.6      (0.8)       (4.1)      (48)
                                   _____   _____     _____       _____
    Earnings contribution         $  6.5  $ 15.8    $ (1.5)     $ (7.8)      (49)
                                   =====   =====     =====       =====

Powercor energy sales (millions of kWh)
  Powercor area                    1,885   1,906                   (21)       (1)
  Outside Powercor area
    Victoria                         596     591                     5         1
    New South Wales                  560     449                   111        25
    Australia Capital Territory        6       -                     6         *
                                   _____   _____                 _____
        Total                      3,047   2,946                   101         3
                                   =====   =====                 =====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U. S. dollars was 0.60 in the third quarter of 1998 as compared to 0.74 in 1997, a 19% decrease. The effect of this change in exchange rates lowered revenues by $34 million and costs by $32 million in the third quarter of 1998.

The following discussion does not include the effects of the lower currency exchange rates in 1998.

Revenue

Australia's revenues decreased $2 million, or 1%. The decrease was primarily attributable to declining prices that reduced revenues by $10 million, partially offset by increased energy sales volumes of 100 million kWh, or 3%, which added $6 million to revenues.

Energy volumes sold to contestable customers outside Powercor's franchise area were up 121 million kWh and added $6 million to revenues due to customer gains in New South Wales and $1 million due to customer gains in Victoria. Lower prices for contestable sales reduced revenues by $4 million in 1998. Inside Powercor's franchise area, revenues declined $5 million primarily due to price decreases for contestable customers and $1 million due to decreased volumes of 21 million kWh.

Operating Expenses

Purchased power expense decreased $5 million, or 6%, to $63 million. Lower average prices reduced power costs by $8 million. Prices for purchased power averaged $23 per MWh in the third quarter of 1998 compared to $25 per MWh in the third quarter of 1997. The reduction resulted from competition. The decrease was offset in part by a 4% increase in purchased power volumes that added $3 million to costs.

Other operating expenses increased $12 million, or 25%, to $49 million. Increased sales to contestable customers outside the Powercor service area resulted in higher network fees of $9 million. This increase was offset in part by higher network revenues of $3 million from customers inside Powercor's franchise area serviced by other energy suppliers. Maintenance decreased
$2 million due to the outsourcing of various functions. Administrative and general expenses increased $8 million primarily due to a $4 million adjustment to capitalize new customer connection costs and $2 million of costs capitalized for SAP system development in the third quarter of 1997.

Other Income and Expense

Income tax expense decreased due to a reduction in taxable income.

Comparison of the nine-month periods ended September 30, 1998 and 1997
______________________________________________________________________

                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                   1998    1997   Translation Operations Operations
                                   ____    ____   ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area                 $337.1  $417.7    $(70.0)     $(10.6)       (3)
    Outside Powercor area
      Victoria                      60.2    75.7     (12.5)       (3.0)       (4)
      New South Wales               52.9    24.1     (11.0)       39.8         *
      Australia Capital Territory    0.3       -         -         0.3         *
                                   _____   _____     _____       _____
                                   450.5   517.5     (93.5)       26.5         5
    Other                           18.6    29.4      (3.9)       (6.9)      (23)
                                   _____   _____     _____       _____
        Total                      469.1   546.9     (97.4)       19.6         4

  Operating expenses               375.3   426.6     (78.0)       26.7         6
                                   _____   _____     _____       _____
  Income from operations            93.8   120.3     (19.4)       (7.1)       (6)
  Interest expense                  43.8    49.9      (9.1)        3.0         6
  Equity in losses of Hazelwood      3.9     2.0      (0.8)        2.7       135
  Other (income)/expense             3.0    (1.6)     (0.6)        5.2         *
  Income taxes                      15.9    25.1      (3.3)       (5.9)      (24)
                                   _____   _____     _____       _____
    Earnings contribution         $ 27.2  $ 44.9    $ (5.6)     $(12.1)      (27)
                                   =====   =====     =====       =====

Powercor energy sales (millions of kWh)
  Powercor area                    5,549   5,576                   (27)        -
  Outside Powercor area
    Victoria                       1,786   1,632                   154         9
    New South Wales                1,643     765                   878       115
    Australia Capital Territory        6       -                     6         *
                                   _____   _____                 _____
        Total                      8,984   7,973                 1,011        13
                                   =====   =====                 =====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U.S. dollars was 0.63 in 1998 as compared to 0.76 in 1997, a 17% decrease. The effect of this change in exchange rates lowered revenues by $98 million and costs by $92 million.

The following discussion does not include the effects of the lower currency exchange rate in 1998.

Revenue

Australia's revenues increased $20 million, or 4%. The increase was attributable to increased energy sales volumes of 1,011 million kWh, or 13%, which added $48 million to revenues. Declining prices reduced revenues by $21 million.

Energy volumes sold to contestable customers outside Powercor's franchise area were up 1,038 million kWh and added $40 million to revenues due to customer gains in New South Wales and $7 million due to customer gains in Victoria. Lower prices for these sales reduced revenues by $10 million in 1998. Inside Powercor's franchise area, revenues decreased $11 million primarily due to a decline in prices.

Other revenues decreased $7 million primarily as a result of less Tariff H contract renegotiations revenue in 1998 than in 1997.

Operating Expenses

Purchased power expense decreased $8 million, or 3%, to $189 million. Lower average prices reduced power costs by $38 million. Prices for purchased power averaged $23 per MWh compared to $27 per MWh in 1997. The decrease, which was due to competition, was offset in part by an 13% increase in purchased power volumes that added $30 million to costs. In addition, purchased power expense increased as the result of a contractual dispute with a third party, who did not supply power as agreed, causing Powercor to pay a higher price for power.

Other operating expenses increased $35 million, or 25%, to $144 million. Increased sales to contestable customers outside the Powercor service area resulted in higher network fees of $36 million. This increase was offset in part by higher network revenues of $8 million from customers inside Powercor's franchise area serviced by other energy suppliers. Maintenance decreased
$2 million due to the outsourcing of various functions. Administrative and general expenses increased $8 million primarily due to a $4 million adjustment to capitalize new customer connection costs and $2 million of costs capitalized for SAP system development in the third quarter of 1997.

Other Income and Expense

Interest expense increased $3 million as a result of higher debt balances, partially offset by declining interest rates.

Other expense increased $5 million primarily due to a reserve relating to a product recall. Powercor is in the process of negotiating recovery from the manufacturer.

Equity losses in Hazelwood increased $3 million over 1997 primarily due to a planned outage and increased maintenance costs for one of the power station units during April and May of 1998.

Income taxes decreased $6 million primarily due to a decrease in taxable income.

Discontinued Operations
_______________________

Comparison of the three-month periods ended September 30, 1998 and 1997
_______________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______

Unregulated Energy Trading
__________________________

Revenues                           $1,424.7     $802.1   $ 622.6       78
Cost of sales                       1,421.6      792.1     629.5       79
                                    _______      _____    ______
  Gross margin                          3.1       10.0      (6.9)     (69)
Depreciation and amortization           1.5        3.9      (2.4)     (62)
Administrative and other                5.4        5.0       0.4        8
                                    _______      _____    ______
  Loss from operations                 (3.8)       1.1      (4.9)       *
Interest expense                        1.3        0.6       0.7      117
Other expense/(income) - net          177.3       (1.3)    178.6        *
Income tax expense/(benefit)          (60.2)       1.2     (61.4)       *
                                    _______      _____    ______
Earnings contribution (loss)       $ (122.2)    $  0.6   $(122.8)       *
                                    _______      _____    ______

Telecommunications
__________________

Revenues                           $      -     $154.0   $(154.0)    (100)
Operating expenses                        -      102.9    (102.9)    (100)
                                    _______      _____    ______
  Income from operations                  -       51.1     (51.1)    (100)
Interest expense                          -       10.2     (10.2)    (100)
Other income - net                        -       (2.8)      2.8      100
Income taxes                              -       16.6     (16.6)    (100)
                                    _______      _____    ______
Earnings contribution              $      -     $ 27.1   $ (27.1)    (100)
                                    _______      _____    ______

Total discontinued operations
  Earnings contribution (loss)     $ (122.2)    $ 27.7   $(149.9)       *
                                    =======      =====    ======

*Not a meaningful number.

Unregulated Energy Trading
__________________________

Unregulated energy trading gross margin declined $7 million primarily as a result of the sale of TPC's gas gathering and processing assets in December 1997.

Other Income and Expense

Other expense increased $179 million primarily due to a $178 million loss taken to exit the unregulated energy trading business.

Income tax expense decreased $61 million due to the reduction in taxable income.

Telecommunications
__________________

Earnings contribution from telecommunications declined due to the sale of PTI in December 1997.

Comparison of the nine-month periods ended September 30, 1998 and 1997
______________________________________________________________________

                                                                        %
                                      1998       1997     Change     Change
                                      ____       ____     ______     ______

Unregulated Energy Trading
__________________________

Revenues                            $2,961.4  $1,062.5   $1,898.9       *
Cost of sales                        3,008.2   1,044.3    1,963.9       *
                                     _______   _______    _______
  Gross margin                         (46.8)     18.2      (65.0)      *
Depreciation and amortization            4.5       7.8       (3.3)    (42)
Administrative and other                14.8      12.6        2.2      17
                                     _______   _______    _______
  Loss from operations                 (66.1)     (2.2)     (63.9)      *
Interest expense                         2.1       2.4       (0.3)    (13)
Other expense/(income) - net           176.0      (2.2)     178.2       *
Income tax expense/(benefit)           (83.4)     (0.1)     (83.3)      *
                                     _______   _______    _______
Earnings contribution (loss)        $ (160.8) $   (2.3)  $ (158.5)      *
                                     _______   _______    _______

Telecommunications
__________________

Revenues                            $      -  $  416.2   $ (416.2)   (100)
Operating expenses                         -     283.0     (283.0)   (100)
                                     _______   _______    _______
  Income from operations                   -     133.2     (133.2)   (100)
Interest expense                           -      30.4      (30.4)   (100)
Other income - net                         -      (3.5)       3.5     100
Income taxes                               -      41.8      (41.8)   (100)
                                     _______   _______    _______
Earnings contribution               $      -  $   64.5   $  (64.5)   (100)
                                     _______   _______    _______

Total discontinued operations
  Earnings contribution (loss)      $ (160.8) $   62.2   $ (223.0)      *
                                     =======   =======    =======

*Not a meaningful number.

Unregulated Energy Trading
__________________________

Unregulated energy trading gross margin declined $65 million. In the second quarter of 1998, a credit reserve of $32 million pretax was recorded as a result of a default by a supplier of power on a commitment to deliver power and an additional $10 million pretax charge was recorded for known and probable future trading losses. In addition, gross margin decreased
$19 million as a result of the sale of the Company's gas gathering and processing assets in December 1997.

Other Income and Expense

Other expense increased $178 million primarily due to a $178 million loss taken to exit the unregulated energy trading business.

Income tax expense decreased $83 million due to the reduction in taxable income.

Telecommunications
__________________

Earnings contribution from telecommunications declined due to the sale of PTI in December 1997.

Other Operations
________________

Comparison of the three-month periods ended September 30, 1998 and 1997
_______________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Earnings contribution (loss)
  PFS                              $ (1.0)    $  5.3     $ (6.3)     (119)
  PGC                                   -        3.0       (3.0)     (100)
  Holdings and other                (25.6)     (71.1)      45.5        64
                                    _____      _____      _____
    Total                          $(26.6)    $(62.8)    $ 36.2        58
                                    =====      =====      =====

Other operations reported losses of $27 million in the quarter compared to a loss of $63 million in the same period a year ago. Losses relating to the decision to exit the unregulated energy development businesses totaled
$32 million, or $0.11 per share. Third quarter 1997 included a loss of $65 million, or $0.22 per share, associated with closing foreign currency options and initial option premium costs relating to the Company's offer for TEG.

Results from other operations were benefited by a $14 million after tax increase in interest income and reduced interest expense as the result of cash received from asset sales in 1997.

Earnings from PFS were down $6 million primarily due to the sale of affordable housing properties.

In addition, the other unregulated energy development businesses incurred $7 million of after tax losses, or $0.02 per share, compared to a loss of $2 million, or $0.01 per share, in the third quarter of 1997.

Comparison of the nine-month periods ended September 30, 1998 and 1997
______________________________________________________________________

                                                                        %
                                    1998       1997      Change      Change
                                    ____       ____      ______      ______
                                       (Dollars in Millions)

Earnings contribution (loss)
  PFS                              $  6.5     $ 14.8     $ (8.3)      (56)
  PGC                                   -        7.0       (7.0)     (100)
  Holdings and other                (57.6)     (81.4)      23.8        29
                                    _____      _____      _____
    Total                          $(51.1)    $(59.6)    $  8.5        14
                                    =====      =====      =====

Other operations reported losses of $51 million in 1998 compared to a loss of $60 million in the same period a year ago. Losses relating to the decision to exit the unregulated energy development businesses totaled $32 million, or $0.11 per share, and losses relating to the costs associated with the Company's terminated bid for TEG totaled $54 million, or $0.18 per share. Third quarter 1997 included a loss of $65 million, or $0.22 per share, associated with closing foreign currency options and initial option premium costs relating to the Company's offer for TEG.

On March 2, 1998, a subsidiary of Holdings purchased approximately 46 million TEG shares at a price of 820 pence per share, or $625 million, utilizing a portion of the cash proceeds from asset sales. On June 2, 1998, the subsidiary sold the shares and recorded an after-tax gain of $10 million.

Results from other operations were benefited by a $37 million after tax increase in interest income and reduced interest expense as the result of cash received from asset sales in 1997.

During May 1998, PFS received approximately $80 million in cash proceeds for the sale of a majority of its real estate assets. Earnings from PFS were down $8 million primarily due to the sale of affordable housing properties.

In addition, the other unregulated energy development businesses incurred $18 million of after tax losses, or $0.06 per share, compared to a loss of $4 million, or $0.01 per share, in 1997.

FINANCIAL CONDITION -

     For the nine months ended September 30, 1998:

OPERATING ACTIVITIES

     Net cash flows provided by continuing operations were $659 million during the period compared to $591 million in the first nine months of 1997. The
$68 million increase in operating cash flows was primarily attributable to decreased working capital requirements.

     Net cash used in discontinued operations represents payment of income taxes of $304 million associated with a $671 million pretax gain recorded in December 1997 on the sale of PTI and cash flows of $86 million related to unregulated energy trading.

INVESTING ACTIVITIES

     Capital spending totaled $429 million in 1998 compared with $441 million in 1997.

Disposition of Assets

     On October 23, 1998, the Company announced its intent to exit its unregulated energy trading business and its other unregulated energy development businesses. As a result, the Company recorded a $151 million loss for these businesses.

     Management of the eight investor and publicly-owned utility partners who own the 1,340 megawatt coal-fired Centralia Power Project in Washington have hired an investment advisor to pursue the possible sale of the plant and the adjacent Centralia Mine. The sale of the plant is being considered by the owners, in part, because of emerging deregulation and competition in the electricity industry. The Company operates the plant and owns a 47.5 percent share. The Company owns and operates the adjacent Centralia Mine. The Company is investigating the effect of a potential sale on the reclamation costs for the Centralia Mine. The amount and timing of any charge for additional reclamation at the mine are dependent upon a number of factors, including the results of the sale process, completion of certain reclamation studies at the mine and the regulatory treatment of these costs.

     On July 9, 1998, the Company announced its intent to seek buyers for its California and Montana electric distribution assets. This action was in response to the continued decline in earnings on the assets and changes in the legislative and regulatory environments, including fixing prices, in these states where the Company has few distribution properties. The Company issued requests for proposals to interested parties on July 20, 1998. The Company has received bids for the California assets. These bids remain open and the Company has taken no action related to the bids.

     On September 16, 1998, the Company entered into a Letter of Agreement with Flathead Electric Cooperative for the Montana distribution assets. On November 5, 1998, the Company closed the sale and received after-tax proceeds of $92 million. The Company will return $4 million of the $8 million gain to Montana customers as negotiated with the MPSC and the Montana Consumer Counsel.

     In addition, the Company is participating in a docket concerning the transition plan the Company filed in compliance with direct access legislation in Montana. The Company has asserted in that docket that it has significant stranded costs related to its Montana service territory. However, the Company has stated its willingness to forego recovery of those stranded costs as a result of the sale of the Montana service territory. Other parties in the proceeding believe the Company has stranded benefits, rather than stranded costs, and that those benefits should be returned to customers. The Company believes that the concept of stranded benefits is not addressed by Montana legislation and there is no obligation to return stranded benefits to customers even if the MPSC finds that such benefits exist. The outcome of this proceeding is uncertain.

Bid for The Energy Group

     During 1997 and 1998, the Company sought to acquire TEG, a diversified international energy group with operations in the United Kingdom, the United States and Australia. The Company made three tender offers for TEG. The last offer was valued at $11.1 billion, including the assumption of $4.1 billion of TEG's debt. In February 1998, Texas Utilities Company also made a tender offer at a higher price. On April 30, 1998, the Company announced that it would not increase its revised offer for TEG.

     The Company recorded an $86 million pretax charge to first quarter 1998 earnings, included in "Other expense-net," for bank commitment and facility fees, legal expenses and other related costs incurred since the Company's original bid for TEG in June of 1997. These costs had been deferred pending the outcome of the transaction. The Company incurred a pretax loss of $3 million in April 1998 in connection with closing its foreign currency option contract associated with the bid for TEG. Total pretax costs incurred in 1997 and 1998 were $199 million.

     Additionally, in connection with the attempt to acquire TEG, a subsidiary of the Company purchased approximately 46 million shares of TEG at a price of 820 pence per share, or $625 million. The Company recorded a pretax gain on the TEG shares of $16 million when they were sold on June 2, 1998.

CAPITALIZATION

     At September 30, 1998, the Company had approximately $445 million of commercial paper outstanding at a weighted average rate of 5.6%. These borrowings are supported by $700 million of revolving credit agreements. At September 30, 1998, the consolidated subsidiaries had access to $825 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $413 million outstanding under bank revolving credit facilities. At September 30, 1998, the Companies had $531 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates. At September 30, 1998, Holdings had loaned
$651 million to PacifiCorp.

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

     On November 6, 1998, the Company issued $200 million of its 5.65% Series of First Mortgage Bonds due November 1, 2006. Proceeds were used to repay short-term debt.

YEAR 2000

     The Company's Year 2000 project has been underway since mid-1996. A standard methodology of inventory, assessment, remediation and testing of hardware, software and equipment has been implemented. The main areas of risk are in: power supply (generating plant and system controls); information technology (computer software and hardware); business disruption; and supply chain disruption. The first two areas of risk are within the Company's own business operations. The others are areas of risk the Company might face from interaction with other companies, such as critical suppliers. The Company's plan is to have successfully identified, corrected and tested its existing critical systems by July 1, 1999. All new hardware or software must be certified Year 2000 ready before it is installed.

     A summary of the Company's progress to date in areas affected by Year 2000 issues is set forth in the following table:

                                                                   Remediation
                                       Inventory    Assessment     and Testing
                                       _________    __________     ___________
                                                   (% Completed)

     Electric Systems                      98            65            23
     Computer Systems
       Central Applications
         to Correct                       100           100            42
       Central Applications
         to Replace                       100           100            65
       Desktop                            100           100            20


     The Company's ability to maintain normal operations into the year 2000 will be affected by Year 2000 readiness of third parties from whom the Company purchases products and services or with whom the Company exchanges information. At October 30, 1998, the Company had identified 100% of its critical third-party relationships and assessed the Year 2000 readiness of 75% of these parties. Assessment of the readiness of the remaining critical third parties is estimated to be completed by the end of November 1998.

     The Company, the North American Electric Reliability Council ("NERC") and the Western Systems Coordinating Council ("WSCC") are working closely together to ensure the integrity of the interconnected electrical distribution and transmission system in the Company's service area and the Western United States. NERC coordinates the efforts of the ten regional electric reliability councils throughout the United States while WSCC is focused on reliable electric service in the western United States. These agencies require Year 2000 readiness for all interconnected electric utilities by July 1, 1999. In compliance with NERC guidelines, the Company is in the process of developing Year 2000 contingency plans. The first draft of these plans is due by the end of 1998.

     The Company has incurred $8.9 million in costs relating to the Year 2000 project through September 30, 1998. Estimates of the total cost of the Year 2000 project are approximately $30 million. This estimate does not include the cost of system replacements that will be Year 2000 compliant, but are not being installed primarily to resolve Year 2000 problems.

     The dates on which the Company believes the Year 2000 project will be completed and the expected costs and other impacts of the Year 2000 issues are based on management's best estimates, which were derived utilizing numerous assumptions concerning future events, including the availability of certain resources, the completion of third-party modification plans and other factors. There can be no assurance that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the Company's implementation of its Year 2000 project.
______________________________________________________________________________

     The condensed consolidated financial statements as of September 30, 1998 and December 31, 1997 and for the three-and nine-month periods ended
September 30, 1998 and 1997 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         Suite 3900                    Telephone:(503)222-1341
                         111 S.W. Fifth Avenue         Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income and retained earnings for the three- and nine-month periods ended September 30, 1998 and 1997 and of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE LLP

October 22, 1998

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

          The Company has settled the Utah Associated Municipal Power Systems
                                      _______________________________________
          v. PacifiCorp case (see "Item 3. Legal Proceedings" at page 25 of
          _____________
          the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

          Exhibit 27: Financial Data Schedule for the quarter ended September 30, 1998, restated Financial Data Schedules for June 30, 1998, March 31, 1998, all quarters ended in 1997 and 1996 and for the quarter ended December 31, 1995 (filed electronically only).

     (b)  Reports on Form 8-K.

          On Form 8-K, dated August 26, 1998, under Item 5. "Other Events," the Company filed a news release reporting the appointment of Keith McKennon as Chief Executive Officer.

          On Form 8-K, dated September 16, 1998, under Item 5. "Other Events," the Company filed a news release concerning the expected earnings shortfall for the third quarter of 1998.

          On Form 8-K, dated October 23, 1998, under Item 5. "Other Events," the Company filed news releases concerning the Company's third quarter earnings and the Company's strategic plan.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACIFICORP




Date      November 12, 1998             By ROBERT R. DALLEY
     ___________________________           ___________________________________
                                           Robert R. Dalley
                                           Controller
                                           (Chief Accounting Officer)

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

          Exhibit 27:  Financial Data Schedule for the quarter
          ended September 30, 1998, restated Financial Data
          Schedules for June 30, 1998, March 31, 1998, all quarters ended in 1997 and 1996 and for the quarter ended December 31, 1995 (filed electronically only).