Form 10-K405
period 1998-12-31
PACIFICORP /OR/
filed 1999-03-31
CIK 75594

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-5152
                           --------------------------

                                   PACIFICORP

             (Exact name of registrant as specified in its charter)

              STATE OF OREGON                          93-0246090
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                    No.)

    825 N.E. MULTNOMAH, PORTLAND, OREGON                  97232
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (503) 813-5000

          Securities registered pursuant to section 12(b) of the Act:

                                                                                                NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                                              ON WHICH REGISTERED
-------------------------------------------------------------------------------------------  ---------------------------
Common Stock...............................................................................    New York Stock Exchange
                                                                                               Pacific Stock Exchange

8 3/8% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest
  Debentures, Series A)....................................................................    New York Stock Exchange

8.55% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest Debentures,
  Series B)................................................................................    New York Stock Exchange

8 1/4% Cumulative Quarterly Income Preferred Securities, Series A, of PacifiCorp Capital
  I........................................................................................    New York Stock Exchange

7.70% Cumulative Quarterly Income Preferred Securities, Series B, of PacifiCorp Capital
  II.......................................................................................    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                         ------------------------------

               5% Preferred Stock (Cumulative; $100 Stated Value)
             Serial Preferred Stock (Cumulative; $100 Stated Value)
       No Par Serial Preferred Stock (Cumulative; Various Stated Values)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    On February 1, 1999, the aggregate market value of the shares of voting and nonvoting common equity of the Registrant held by nonaffiliates was approximately $6.5 billion.

    As of March 1, 1999, there were 297,331,433 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement of the Registrant for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                          NO.
                                                                                                                         -----
Definitions.........................................................................................................          ii

Part I
           Item 1.       Business...................................................................................           1
                         The Organization...........................................................................           1
                         Domestic Electric Operations...............................................................           2
                         Australian Electric Operations.............................................................          12
                         Other Operations...........................................................................          18
                         Discontinued Operations....................................................................          18
                         Employees..................................................................................          18
           Item 2.       Properties.................................................................................          19
           Item 3.       Legal Proceedings..........................................................................          21
           Item 4.       Submission of Matters to a Vote of Security Holders........................................          22
           Item 4A.      Executive Officers of the Registrant.......................................................          22

Part II
           Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters......................          23
           Item 6.       Selected Financial Data....................................................................          23
           Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......          23
           Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.................................          51
           Item 8.       Financial Statements and Supplementary Data................................................          51
           Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......          96

Part III
           Item 10.      Directors and Executive Officers of the Registrant.........................................          96
           Item 11.      Executive Compensation.....................................................................          96
           Item 12.      Security Ownership of Certain Beneficial Owners and Management.............................          96
           Item 13.      Certain Relationships and Related Transactions.............................................          96

Part IV
           Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................          97

Signatures..........................................................................................................         100

Appendices
           Statements of Computation of Ratio of Earnings to Fixed Charges
           Statements of Computation of Ratio of Earnings to Combined
           Fixed Charges and Preferred Stock Dividends
           Subsidiaries of the Company

                                  DEFINITIONS

    When the following terms are used in the text they will have the meanings indicated:

TERM                                                                     MEANING
---------------------------------------  ------------------------------------------------------------------------
BPA....................................  Bonneville Power Administration

Company................................  PacifiCorp and its subsidiaries

FERC...................................  Federal Energy Regulatory Commission

Hazelwood..............................  Hazelwood Power Partnership, a 19.9% indirectly owned investment of
                                           Holdings

Holdings...............................  PacifiCorp Group Holdings Company, a wholly owned subsidiary of the
                                           Company and its wholly owned subsidiary, PacifiCorp International
                                           Group Holdings Company

PGC....................................  Pacific Generation Company, a wholly owned subsidiary of Holdings until its sale in November 1997, and its subsidiaries

PFS....................................  PacifiCorp Financial Services, Inc., a wholly owned subsidiary of
                                           Holdings, and its subsidiaries

PacifiCorp.............................  PacifiCorp, an Oregon corporation

Pacific Power..........................  Pacific Power & Light Company, the assumed business name of the Company under which it conducts a portion of its retail electric operations

PPM....................................  PacifiCorp Power Marketing, Inc., a wholly owned subsidiary of Holdings

PTI....................................  Pacific Telecom, Inc., a wholly owned subsidiary of Holdings until its sale in December 1997, and its subsidiaries

Powercor...............................  Powercor Australia Limited, an indirect, wholly owned subsidiary of
                                           Holdings, and its immediate parent companies, PacifiCorp Australia
                                           Holdings Pty Ltd and PacifiCorp Australia LLC

TPC....................................  TPC Corporation, a wholly owned subsidiary of Holdings, and its subsidiaries

Utah Power.............................  Utah Power & Light Company, the assumed business name of the Company under which it conducts a portion of its retail electric operations

                                     PART I

ITEM 1. BUSINESS

                                THE ORGANIZATION

    The Company is an electricity company in the United States and Australia. In the United States, the Company conducts its retail electric utility business as Pacific Power and Utah Power, and engages in power production and sales on a wholesale basis under the name PacifiCorp. Holdings, a wholly owned subsidiary of the Company, holds the stock of subsidiaries conducting businesses not regulated as domestic electric utilities. Holdings indirectly owns 100% of Powercor, the largest of the five electric distribution companies in Victoria, Australia.

    The Company's strategic business plan is to focus on its electricity businesses in the western United States and Australia. As part of its strategic business plan, the Company will sell its other domestic and international businesses, and terminate all of its business development activities outside of the United States and Australia. Holdings continues to liquidate portions of the loan, leasing, real estate and affordable housing investment portfolio of PFS. PFS presently expects to retain only its tax-advantaged investments in leveraged lease assets and limit its pursuit of tax-advantaged investment opportunities. See "DISCONTINUED OPERATIONS" and "OTHER OPERATIONS."

    On December 6, 1998, PacifiCorp signed an Agreement and Plan of Merger with Scottish Power plc ("ScottishPower") and NA General Partnership. ScottishPower subsequently announced its intention to establish a new holding company for the ScottishPower group pursuant to a court approved reorganization in the U.K. Accordingly, on February 23, 1999, the parties executed an amended and restated merger agreement (the "Agreement") under which PacifiCorp will become an indirect, wholly owned subsidiary of the new holding company, which will be renamed Scottish Power plc ("New ScottishPower"), and ScottishPower will become a sister company to PacifiCorp. The combined company will have seven million customers and 23,500 employees worldwide and will be headquartered in Glasgow, Scotland. PacifiCorp will continue to operate under its current name, and its headquarters will remain in Portland, Oregon.

    In the merger, each share of PacifiCorp's common stock will be converted into the right to receive 0.58 New ScottishPower American Depositary Shares ("ADS") (each New ScottishPower ADS represents four ordinary shares), which will be listed on the New York Stock Exchange, or, upon the proper election of the holders of PacifiCorp's common stock, 2.32 ordinary shares of New ScottishPower, which will be listed on the London Stock Exchange. Based on the issued and outstanding shares of ScottishPower and PacifiCorp on February 1, 1999, the holders of PacifiCorp's common stock will receive approximately 36% of the total issued share capital of New ScottishPower upon consummation of the merger. Based on the market prices of the ScottishPower ordinary shares and PacifiCorp's common stock on February 26, 1999, holders of PacifiCorp's common stock would receive a premium of approximately 17% over the closing sale price of PacifiCorp's common stock of $18.00.

    If the proposed reorganization is not completed, the parties will proceed under the original agreement, and PacifiCorp will become an indirect, wholly owned subsidiary of ScottishPower. The merger is not conditional on the reorganization becoming effective nor is the reorganization conditional upon the merger becoming effective.

    Both companies' boards of directors have approved the Agreement. However, before the transactions under the Agreement can be consummated, a number of conditions must be satisfied, including obtaining approvals and consents from shareholders of both companies, FERC, the United States Nuclear Regulatory Commission, the regulatory commissions in certain of the states served by the Company and Australian regulatory authorities. Generally, approval by the state regulatory commissions is subject to a finding that the transaction is in the public interest. Hearings on the merger have been scheduled for July and August 1999 by the Utah, Oregon, Wyoming and Idaho Commissions. The parties have received early termination of the waiting period under the provisions of the Hart-Scott-Rodino Antitrust Improvement

Act. Both companies expect to have shareholder meetings in mid-1999 requesting shareholder approval of the merger.

    See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 2, Proposed ScottishPower Merger, of Notes to Consolidated Financial Statements under ITEM 8.

    During 1997 and 1998, the Company sought to acquire The Energy Group PLC ("TEG"), a diversified international energy group with operations in the United Kingdom, the United States and Australia. The Company made three tender offers for TEG, with the last offer valued at $11.1 billion, including the assumption of $4.1 billion of TEG's debt. In March 1998, another United States utility made a tender offer at a higher price and, on April 30, 1998, the Company announced that it would not increase its offer for TEG.

    For the year ended December 31, 1998, 87% of the Company's revenues from operations were derived from Domestic Electric Operations, Australian Electric Operations contributed 11% and Other Operations contributed 2%. Note 17 of Notes to Consolidated Financial Statements, included under ITEM 8, contains information with respect to the revenue and income from operations contributed by each of the Company's industry segments for the past three years and the identifiable assets attributable to each segment at the end of each of those years.

    From time to time, the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: utility commission practices; regional, national and international economic conditions; weather variations affecting customer usage, competition in bulk power and natural gas markets and hydroelectric and natural gas production; energy trading activities; environmental, regulatory and tax legislation, including industry restructure and deregulation initiatives; technological developments in the electricity industry; foreign exchange rates; the pending ScottishPower merger; proposed asset dispositions; and the cost of debt and equity capital. Any forward-looking statements issued by the Company should be considered in light of these factors.

    The Company's common stock (symbol PPW) is traded on the New York and Pacific Stock Exchanges. The Company's 8 3/8% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest Debentures, Series A) and 8.55% Quarterly Income Debt Securities (Junior Subordinated Deferrable Interest Debentures, Series B) are traded on the New York Stock Exchange. The 8 1/4% Cumulative Quarterly Income Preferred Securities (Series A Preferred Securities) of PacifiCorp Capital I, a wholly owned subsidiary trust, and the 7.70% Trust Preferred Securities (Series B Preferred Securities) of PacifiCorp Capital II, a wholly owned subsidiary trust, are also traded on the New York Stock Exchange.

                          DOMESTIC ELECTRIC OPERATIONS

    The Company conducts its domestic retail electric utility operations as Pacific Power and Utah Power, and engages in wholesale electric transactions under the name PacifiCorp. Pacific Power and Utah Power provide electric service within their respective service territories. Power production, wholesale sales, fuel supply and administrative functions are managed on a coordinated basis.

SERVICE AREA

    The Company serves 1.5 million retail customers in service territories aggregating about 135,800 square miles in portions of six western states: Utah, Oregon, Wyoming, Washington, Idaho, and California. In addition, prior to the November 1998 sale of its Montana distribution assets to Flathead Electric Cooperative, Inc., the Company served 35,000 retail electric customers in Montana. The Company's service area contains diversified industrial and agricultural economies. Principal industrial customers include oil and gas extraction, lumber and wood products, paper and allied products, chemicals, primary metals, mining companies, high technology, and agribusiness. Agricultural products include potatoes, hay, grain and livestock.

    The geographical distribution of the Company's retail electric operating revenues for the year ended December 31, 1998 was Utah, 38%; Oregon, 33%; Wyoming, 12%; Washington, 8%; Idaho, 6%; California, 2%; and Montana, 1%.

CUSTOMERS

    Electric utility revenues and energy sales, by class of customer, for the three years ended December 31, 1998 were as follows:

                                                                    1998                   1997                   1996
                                                            ---------------------  ---------------------  --------------------
Operating Revenues (Dollars in millions):
  Residential.............................................  $    806.6         17% $    814.0         22% $   801.4         27%
  Commercial..............................................       653.5         14       640.9         18      623.3         21
  Industrial..............................................       705.5         15       709.9         20      719.3         25
  Government, Municipal and Other.........................        30.2          1        31.7          1       32.5          1
                                                            ----------        ---  ----------        ---  ---------        ---
    Total Retail Sales....................................     2,195.8         47     2,196.5         61    2,176.5         74
  Wholesale Sales and Market Trading......................     2,583.6         53     1,428.0         39      738.8         26
                                                            ----------        ---  ----------        ---  ---------        ---
    Total Energy Sales....................................     4,779.4        100%    3,624.5        100%   2,915.3        100%
                                                                              ---                    ---                   ---
                                                                              ---                    ---                   ---
  Other Revenues..........................................        65.7                   82.4                  76.5
                                                            ----------             ----------             ---------
    Total Operating Revenues..............................  $  4,845.1             $  3,706.9             $ 2,991.8
                                                            ----------             ----------             ---------
                                                            ----------             ----------             ---------
Kilowatt-hours Sold (kWh in millions):
  Residential.............................................      12,969          9%     12,902         12%    12,819         17%
  Commercial..............................................      12,299          9      11,868         11     11,497         15
  Industrial..............................................      20,966         15      20,674         20     20,332         27
  Government, Municipal and Other.........................         651         --         705          1        640          1
                                                            ----------        ---  ----------        ---  ---------        ---
    Total Retail Sales....................................      46,885         33      46,149         44     45,288         60
  Wholesale Sales and Market Trading......................      94,077         67      59,143         56     29,665         40
                                                            ----------        ---  ----------        ---  ---------        ---
    Total kWh Sold........................................     140,962        100%    105,292        100%    74,953        100%
                                                            ----------        ---  ----------        ---  ---------        ---
                                                            ----------        ---  ----------        ---  ---------        ---

    The Company's service territory has complementary seasonal load patterns. In the western sector, customer demand peaks in the winter months due to space heating requirements. In the eastern sector, customer demand peaks in the summer when irrigation and cooling systems are heavily used. Many factors affect per customer consumption of electricity. For residential customers, within a given year, weather conditions are the dominant cause of usage variations from normal seasonal patterns. However, the price of electricity is also considered a significant factor.

    During 1998, no single retail customer accounted for more than 1.7% of the Company's retail utility revenues and the 20 largest retail customers accounted for 13.9% of total retail electric revenues.

COMPETITION

    During 1998, Domestic Electric Operations continued to operate its electricity distribution and retail sales business as a regulated monopoly throughout most of its franchise service territories. However, Domestic Electric Operations is facing increasing competition, principally as a result of industry restructuring, deregulation and increased marketing by alternative energy suppliers. In addition, many large industrial customers have the option to build their own generation or cogeneration facilities or to use alternative energy sources, such as natural gas. These competitive pressures enable these customers to negotiate lower prices through special tariffs or contracts.

    Beginning in April 1998, California retail electric energy sales have been subject to open market competition. The Company's provision of tariffed services in California will continue to be regulated while any competitive sales of electricity will be unregulated. In addition to California, the other states in the Company's service territory have enacted legislation or initiated studies of retail competition or are considering retail competition as part of industry restructuring. Most of these states are involved in multi-year studies of the impacts of competition in the electric industry, resulting in a slower move towards competition than was originally anticipated by the Company. See "Regulation." The Company supports increased customer choice only if it takes place under terms and conditions that are equitable to all involved. The Company will support direct access and other restructuring initiatives only when the terms are fair to all customers, the Company and its shareholders.

    Competition has transformed the electric utility industry at the wholesale level. The Energy Policy Act, passed in 1992, opened wholesale competition to energy brokers, independent power producers and power marketers. In 1996, the FERC ordered all investor-owned utilities to allow others access to their transmission systems for wholesale power sales. This access must be provided at the same price and terms the utilities would apply to their own wholesale customers. Competition is also influenced by availability and price of alternate energy sources and the general demand for electrical power.

    The Company has formulated strategies to meet these new challenges. The Company is marketing power supply services to other utilities in the western United States, including dispatch assistance, daily system load monitoring, backup power, power storage and power marketing, and services to retail customers that encourage efficient use of energy. Effective January 1, 1998, the California Public Utilities Commission ("CPUC") adopted rules regulating the nontariffed sale of energy and energy products and services by utilities and their affiliates. The Company has decided to refrain from marketing products and services to retail customers in California but intends to remain active in the wholesale business selling to utilities in California and marketers elsewhere in the western United States.

    In July 1998, the Company announced its intent to sell its California and Montana electric distribution assets. This action was in response to the continued decline in earnings on the assets and changes in the legislative and regulatory environments, including fixing prices, in these states. The Company issued requests for proposals to interested parties on July 20, 1998. On November 5, 1998, the Company sold its Montana electric distribution assets to Flathead Electric Cooperative, Inc. and received proceeds of $89 million, net of taxes and customer refunds. The Company returned $4 million of the $8 million gain on the sale to Montana customers as negotiated with the Montana Public Service Commission (the "MPSC") and the Montana Consumer Counsel. The Company has received bids for its California electric distribution assets. These bids remain open and the Company is holding discussions with the bidders.

CURRENT POWER AND FUEL SUPPLY

    The Company's generating facilities are interconnected through its own transmission lines or by contract through the lines of others. Substantially all generating facilities and reservoirs located within the Pacific Northwest are managed on a coordinated basis to obtain maximum load carrying capability and efficiency.

    The Company's transmission system connects with other utilities in the Pacific Northwest having low-cost hydroelectric generation and with utilities in California and the southwestern United States having higher-cost, fossil-fuel generation. The transmission system is available for common use consistent with regulatory requirements. In periods of favorable hydroelectric generation conditions, the Company utilizes lower-cost hydroelectric power to supply a greater portion of its load and attempts to sell its displaced higher-cost thermal generation to other utilities. In periods of less favorable hydroelectric generation conditions, the Company seeks to sell its excess thermal generation to utilities that are more dependent on hydroelectric generation than the Company. During the winter, the Company is able to purchase power from utilities in the southwestern United States, either for its own peak requirements or for resale to other Pacific Northwest utilities. During the summer, the Company is able to sell excess power to utilities in the southwestern United States to assist them in meeting their peak requirements. See "Wholesale Marketing and Purchased Power."

    The Company owns or has interests in generating plants with an aggregate nameplate rating of 9,001 MW and plant net capability of 8,445 MW. See "ITEM 2. PROPERTIES." With its present generating facilities, under average water conditions, the Company expects that approximately 5% of its energy requirements for 1999 will be supplied by its hydroelectric plants and 59% by its thermal plants. The balance of 36% is expected to be obtained under long-term purchase contracts, interchange and other purchase arrangements. During 1998, approximately 6% and 53% of the Company's energy requirements were supplied by its hydroelectric and thermal generation plants, respectively, and the remaining 41% by purchased power.

    The Company currently purchases 1,100 MW of firm capacity annually from BPA pursuant to a long-term agreement. The purchase amount declines to 925 MW annually beginning in July 2000, declining again to 750 MW annually in July 2003 and continuing through August 2011. The Company's current annual payment under this agreement is $74 million. The agreement provides for the amount of the payment to decline proportionately as the amount of power purchased declines and also to change at the rate of change of BPA's average system cost. The next change to BPA's average system cost is expected to occur in 2001 and will be determined by BPA in future rate proceedings.

    Under the requirements of the Public Utility Regulatory Policies Act of 1978, the Company purchases the output of qualifying facilities constructed and operated by entities that are not public utilities. During 1998, the Company purchased an average of 98 MW from qualifying facilities, compared to an average of 114 MW in 1997. See Note 13 of Notes to the Consolidated Financial Statements under ITEM 8 for additional details relating to the Company's purchase of power under long-term arrangements.

    The Company plans and manages its capacity and energy resources based on critical water conditions. Under critical or better water conditions in the Pacific Northwest, the Company believes that it has adequate reserve generation capacity for its requirements. The Company's historical total firm peak load (including both retail and firm wholesale sales) of 10,871 MW occurred on August 22, 1997, and its historical on-system firm peak load of 7,909 MW occurred on December 21, 1998.

WHOLESALE MARKETING AND PURCHASED POWER

    Wholesale sales of power contribute significantly to total revenues. The Company's wholesale sales complement its retail business and enhance the efficient use of its generating capacity. In 1998, the Company's wholesale marketing revenues increased 81% and its wholesale energy volume sold increased 59% over the prior year, accounting for 67% of its total energy sales and 53% of its total energy revenues. This rate of increase is expected to decline in 1999 due to a reduced focus on short-term wholesale sales.

    In addition to its base of thermal and hydroelectric generation assets, the Company utilizes a mix of long-term and short-term firm power purchases and nonfirm purchases to meet its load obligations and to make sales to other utilities. Long-term firm power purchases supplied 9% of the Company's total energy requirements in 1998. Short-term firm and nonfirm power purchases supplied 32% of the Company's total energy requirements in 1998.

    During October 1998, the Company decided to dispose of its energy trading business in the eastern United States (see "DISCONTINUED OPERATIONS"). The Company amended its FERC tariff and PPM assumed the energy trading business in the western United States at substantially reduced levels from that previously conducted by Domestic Electric Operations. Certain regulatory constraints, however, preclude this business from utilizing the Company's utility assets. In addition, the business intends to add assets in the western United States to support its marketing and trading activity.

PROPOSED ASSET ADDITIONS AND DISPOSITIONS

    In accordance with the Company's long-range integrated resource planning process, the Company considers various future demand and supply options for providing customers with reliable, low-cost energy services. See "Projected Demand."

    The Klamath Cogeneration Project is a 500 MW natural gas-fired power plant to be constructed near Klamath Falls, Oregon. The City of Klamath Falls will own the plant and the Company's energy trading subsidiary will be responsible for management and operations. In addition, the energy trading subsidiary will purchase 200 MW of output from the plant for resale to third parties and market on behalf of the City the remaining output to municipal and commercial buyers in the Pacific Northwest and northern California. Proceeds from revenue bonds issued by the City of Klamath Falls will be used to finance the project. Construction is expected to begin in early summer 1999 with commercial operation by mid-2001.

    The utility partners who own the 1,340 MW coal-fired Centralia Power Plant in Washington have hired an investment advisor to pursue the possible sale of the plant and the adjacent Centralia coal mine. The sale is being considered by the owners, in part, because of emerging deregulation, competition in the electricity industry and the need for environmental compliance expenditures as discussed under "Environmental Issues." The Company operates the plant and owns a 47.5% share. In addition, the Company owns and operates the adjacent Centralia coal mine. The Company is investigating the effect of a potential sale on the reclamation costs for the Centralia coal mine. Preliminary studies indicate that reclamation costs for the Centralia coal mine could be significantly higher than previous estimates, assuming the mine is closed, with the Company's portion being 47.5% of the final total amount. At December 31, 1998, the Company had approximately $24 million accrued for its share of the Centralia mine reclamation costs. The final amount and timing of any charge for additional reclamation at the mine are dependent upon a number of factors, including the results of the sale process, completion of reclamation studies at the mine and the reclamation procedure used. The Company will seek to recover through rates any increase in the reclamation costs for the mine.

PROJECTED DEMAND

    The Company continues to benefit from positive economic conditions in several portions of its service territory and retail kilowatt-hour ("kWh") sales for the Company have experienced compound annual growth of 2.0% since 1993. However, the downturn in international economic conditions, particularly in the Far East and Japan have negatively impacted the Company's service territories in the Pacific Northwest and many of the industries the Company serves. The Company has a long history of price stability, or as in Utah, significant price reductions. While the pursuit of price increases is not taken lightly by the Company, it will pursue such increases in jurisdictions where it does not earn an appropriate rate of return and will continue to seek operating efficiencies in every area of business to retain its low-cost status in the industry.

    For the period 1999 to 2002, the average annual growth in retail kWh sales in the Company's franchise service territories is estimated to be about 2.1%. During this period, the Company may lose energy sales to other suppliers in connection with deregulation of the electric industry. As the electric industry evolves toward deregulation, the Company also expects to have opportunities to gain market share in areas outside its franchise service territories. The Company's actual results will be determined by a variety of factors, including the outcome of deregulation in the electric industry, economic and demographic growth, competition and the effectiveness of energy efficiency programs.

    The Company's base of existing resources, in combination with actions outlined in its integrated resource plan, are expected to be sufficient to meet load growth expectations through 2012. Actions outlined in the Company's integrated resource plan include promoting efficiency improvements by customers (demand-side management), efficiency improvements to existing generation, transmission and distribution systems, and other cost-effective resource acquisition opportunities that meet the future needs of the Company, including renewable resources.

ENVIRONMENTAL ISSUES

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

    Air Quality. The Company's operations, principally its fossil fuel-fired electric generating plants, are subject to regulation under the Federal Clean Air Act, individual state clean air requirements and in some cases local air authority requirements. The primary air pollutants of concern are sulfur dioxide ("SO(2)"), nitrogen oxides ("NO(x)"), particulate matter (currently PM(10)) and opacities. In addition, visibility requirements impact the coal-burning plants. Although not presently regulated, emissions of carbon dioxide ("CO(2)") and mercury from coal-burning facilities generally are of increasing public concern.

    Pollutants--Emission controls, low sulfur coal, plant operating practices and continuous emissions monitoring are all utilized to enable coal-burning plants to comply with opacity, visibility and other air quality requirements. All of the Company's coal-burning plants, burn low sulfur coal and are equipped with controls to limit emissions of particulate matter. Many of the Company's coal-burning plants representing the majority of its installed capacity, have been equipped with controls which reduce the quantity of SO(2) emissions. The SO(2) emission allowances awarded to the Company under the Federal Clean Air Act, and those allowances expected to be awarded annually in the future, are sufficient to enable the Company to meet its current and future requirements, with the exception of the years 2006-2008 when the Company may need to acquire a relatively small number of additional allowances depending upon the outcome of the pending sale of the Centralia Plant and other contingencies. In addition, the Company has taken advantage of opportunities to sell SO(2) allowances to other entities. The Company recorded sales of surplus SO(2) allowances of $11.5 million in 1998 and $21 million in 1997 and of surplus NO(x) offsets of $0.5 million in 1998. Except for the years 2006-2008, the Company may have approximately 30,000 to 48,000 tons of surplus SO(2) emission allowances available for sale each year until 2028.

    Visibility--Various federal and state agencies, as well as private groups, have raised concerns about perceived visibility degradation in some areas which are in proximity to some of the Company's coal-burning plants. Numerous visibility studies, including the Grand Canyon Visibility Transport Commission study, have been completed or are in the process of completion near Company coal-burning plants in Colorado, Utah, Washington and Wyoming. To date, no additional emission control requirements have resulted directly from these studies, although the potential exists for significant additional control requirements if visibility degradation in the study areas is reasonably attributed to the Company's coal-burning plants. The United States Environmental Protection Agency (the "EPA") also has proposed new regulations addressing regional haze. These proposed regulations have the potential to impose significant new control requirements on certain of the Company's older coal-burning plants that are not otherwise subject to strict SO(2) emission limits.

    Climate Change--CO(2) emissions are the subject of growing world-wide discussion and action in the context of global warming, but such emissions are not currently regulated. All of the Company's coal-burning plants emit CO(2). In late 1997, the United States and other parties to the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol regarding the control and reduction of so-called greenhouse gas emissions (including CO(2)). The United States signed the protocol in November 1998, but the United States Congress has not yet ratified it. The Kyoto Protocol, if ultimately ratified, has the potential to impose significant new costs and operational restrictions on the Company's coal-burning plants.

    Mercury--The Company's coal-burning plants, along with all other major coal-burning plants in the United States, are participating in an effort to gather additional information about mercury emissions pursuant to a request issued by the EPA. Based in part on this effort, the EPA will decide whether and how to regulate mercury emissions from coal-burning plants. If passed, new mercury emission requirements have the potential to impose significant new control and operational constraints on the Company's coal-burning plants.

    Air Operating Permits--During 1998, the Company received Title V Air Operating Permits for most of its coal and natural gas-fired power plants. Title V permits that were not received during 1998 are expected to be issued during 1999. A citizen group has challenged the issuance of the operating permits for the Company's Naughton and Jim Bridger power plants, but the EPA has not yet acted on that challenge. The Company believes that it currently has all required permits and management systems in place to assure compliance with operating permit requirements.

    Enforcement--In addition to general regulation, the Company is subject to ongoing enforcement action by regulatory agencies and private citizens regarding compliance with air quality requirements. A federal lawsuit filed in 1996 by the Sierra Club against the owners, including the Company, of units one and two of the Craig Generating Station alleged, among other things, violations of opacity requirements. The lawsuit seeks civil monetary penalties and an injunction. See "ITEM 3. LEGAL PROCEEDINGS."

    The Company-operated Centralia plant, in which the Company owns a 47.5% interest, has been the subject of a series of lawsuits and regulatory agency actions regarding emissions and visibility issues. In February 1998, the Southwest Washington Air Pollution Control Authority ("SWAPCA") issued a revised order requiring the Centralia plant to meet new SO(2), NO(x), particulate matter and carbon monoxide emission limits in 2002. These new limits resulted from the application of the Reasonably Available Control Technology ("RACT") process as mandated by SWAPCA and the State of Washington air quality requirements. The new emission limits will require significant reduction of SO(2) and NO(x) emissions. Compliance with the new limits will require the Centralia plant to install two scrubbers and low NO(x) burners at a projected cost of $240 million. A private citizen has appealed the SWAPCA decision asserting that it is not stringent enough. An appeal hearing was held in late January 1999 with the Pollution Control Hearings Board, which has taken the matter under advisement. A ruling is expected in the spring of 1999, but it is not known at this time whether the appeal process will impact the schedule or budget for implementing the SWAPCA order. In addition, the Northwest Environmental Advocates, an environmental citizen group, filed a federal lawsuit against SWAPCA, the State of Washington and the EPA alleging failure to enforce visibility requirements throughout Washington, including requirements relating to the Centralia plant. Portions of that suit relating to the Centralia plant appear to be resolved, but a final settlement has not been reached. See additional discussion of Centralia Plant under "Proposed Asset Additions and Dispositions."

    Electromagnetic Fields. A number of studies have examined the possibility of adverse health effects from electromagnetic fields ("EMF"), without conclusive results. Certain states and cities have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. Other than in California, none of the state agencies with jurisdiction over the Company's operations has adopted formal rules or programs with respect to EMF or EMF considerations in the siting of electric facilities. The CPUC has issued an interim order requiring utilities to implement no-cost or low-cost mitigation steps in the design of new facilities. It is uncertain whether the Company's operations may be adversely affected in other ways as a result of EMF concerns.

    Endangered Species. Protection of the habitat of endangered and threatened species makes it difficult and more costly to perform some of the core activities of the Company, including the siting, construction and operation of new transmission and distribution facilities, as well as generating plants. In addition, endangered species issues impact the relicensing of existing hydroelectric generating projects, generally raising the price the Company must pay to purchase wholesale power from hydroelectric facilities owned by others and increasing the costs of operating the Company's own hydroelectric resources.

    Environmental Cleanups. Under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, entities that disposed of or arranged for the disposal of hazardous substances may be liable for cleanup of the contaminated property. In addition, the current or former owners or operators of affected sites also may be liable. The Company has been identified as a potentially responsible party in connection with a number of cleanup sites because of current or past ownership or operation of the property or because the Company sent hazardous waste or other hazardous substances to the property in the past. The Company has completed several cleanup actions and is actively participating in investigations and remedial actions at other sites. The costs associated with those actions are not expected to be material to the Company's consolidated financial results.

    Water Quality. The Federal Clean Water Act and individual state clean water regulations require a permit for the discharge of waste water, including storm water runoff from the power plants and coal storage areas, into surface waters. Also, permits may be required in some cases for discharges into ground waters. The Company believes that it currently has all required permits and management systems in place to assure compliance with permit requirements.

REGULATION

    The Company is subject to the jurisdiction of public utility regulatory authorities of each of the states in which it conducts retail electric operations as to prices, services, accounting, issuance of securities and other matters. Commissioners are appointed by the individual state's governor for varying terms. In the states where the Company has operations, the Company considers the overall quality of the regulatory commissions having jurisdiction over the Company to be about average in their treatment of the rate applications of utilities. The Company is a "licensee" and a "public utility" as those terms are used in the Federal Power Act and is, therefore, subject to regulation by the FERC as to accounting policies and practices, certain prices and other matters. Most of the Company's hydroelectric plants are licensed as major projects under the Federal Power Act and certain of these projects are licensed under the Oregon Hydroelectric Act.

    On December 6, 1998, the Company and ScottishPower agreed to combine the two companies. Filings relating to the merger are pending with the FERC and state regulators in Oregon, Utah, Wyoming, Idaho and Washington. In California, the companies have filed for an exemption from approval requirements. The approval of the merger is currently the highest regulatory priority for the Company. As a result, the Company announced on January 6, 1999 that it does not plan to file for general rate increases in the states it serves for at least the next six months, pending approval of the proposed merger. The Company will, however, continue to seek price changes that result from existing mechanisms such as Alternate Forms of Regulation ("AFOR"), systems benefit charges or price indices.

    The Company is currently in the process of relicensing or preparing to relicense 16 separate hydroelectric projects under the Federal Power Act. These projects, some of which are grouped together under a single license, represent approximately 1,000 MW, or about 93% of the Company's total hydroelectric nameplate capacity and about 12% of its total generating capacity. In the new licenses, the FERC is expected to impose conditions designed to address the impact of the projects on fish and other environmental concerns. See "Environmental Issues--Endangered Species." The Company is unable to predict the impact of imposition of such conditions, but capital expenditures and operating costs are expected to increase in future periods. In addition, the Company may refuse to accept renewed licenses for certain projects if the terms of renewal would make the projects uneconomical to operate, and the Company is considering removal of certain project facilities as part of the licensing settlement process.

    During 1998, the Company filed new depreciation rates with the respective regulatory commissions in the states of Oregon, Utah and Wyoming based upon a depreciation study. The impact of the proposed changes in depreciation are intended to be incorporated into the next general rate case in each state. The study indicated annual depreciation expense would be increased by approximately $77 million using the depreciation rates proposed in the study. The increase in depreciation expense is primarily due to revisions of the estimated costs of removal for steam production and distribution plant.

    A summary of regulatory and legislative developments in the states where the Company conducts its distribution and retail electric operations is set forth below.

    Utah. During 1997, the Utah Public Service Commission ("UPSC") held hearings on the method to be used in allocating common generation, transmission and corporate related costs among the Company's jurisdictions. Under an order issued in April 1998, differences in allocations associated with the merger of Pacific Power & Light Company and Utah Power & Light Company were to be eliminated over five years on a straight-line basis. The phase-out of the differences was to be completed by January 1, 2001 and could have reduced Utah customer prices by about $50 to $60 million annually once fully implemented. The order was to be included in a general rate case, thereby combining it with all other cost of service items in determining the ultimate impact on customer prices.

    In 1998, the UPSC commenced a general rate case to consider the impact of the April 1998 allocation order, other cost of service issues and the appropriateness of the Company's authorized rate of return on equity. On March 4, 1999, an order was issued by the UPSC in the general rate case. The order requires the Company to reduce revenues in the state of Utah by $85 million, or 12%, annually. The UPSC also ordered that the allocation order be implemented immediately and not phased-in as originally ordered. Additionally, the UPSC ordered a refund to be issued through a credit on customer bills of $40 million. The Company recorded a $38 million reduction in revenues in 1998 and will record $2 million in 1999. The refund covers a period from March 14, 1997 to February 28, 1999. The beginning date is consistent with the timing of Utah legislation imposing a moratorium on rate changes after the Utah Division of Public Utilities and the Utah Committee of Consumer Services requested a general rate case. The $85 million reduction will commence on March 1, 1999. The order also reduced the Company's authorized rate of return on equity from 12.1% to 10.5%.

    The Company has asked the UPSC to reconsider issues in the order involving approximately $41 million of the $85 million rate decrease. Among these issues is the method of implementing the April 1998 allocation order. The Company is not seeking reconsideration of the reduction in its authorized return on equity to 10.5% nor the changes in the way costs are allocated among the six states served by the Company.

    On March 4, 1997, the Utah legislature passed a bill creating a legislative task force to study restructuring issues. The task force began studying the issue in 1997. The 1998 Utah legislature passed a resolution stating that electric industry restructuring is to the long-term benefit of the citizens of Utah. The task force asked the UPSC to perform a series of studies on electric industry restructuring and report back to the task force. On June 1, 1998 the UPSC provided a report to the task force which recommended three stages of implementation once the decision to restructure is made. The first stage would identify definitions and classifications and services to be unbundled. The second stage would be a formal determination of the cost of service for unbundled services. The third stage would be to analyze market structure and institute rules and guidelines to promote and sustain effective competition. The Company expects discussion will continue concerning the future direction of the electric industry and restructuring legislation in Utah. No restructuring legislation is anticipated by the Company in the 1999 legislative session.

    Oregon. The Oregon Public Utility Commission (the "OPUC") and the Company have agreed to an AFOR for the Company's Oregon distribution business. The AFOR allows for price increases based on changes in the producer price index less a productivity adjustment in 1998, 1999 and 2000. The price increases have an annual cap of 2% of distribution revenues in any one year and an overall cap of 5% over the three-year period. The annual revenue increase in 1999 is approximately $6.2 million. The AFOR also includes incentives to invest in renewable resources and penalties for failure to maintain the service quality levels.

    In March 1998, the OPUC approved the Company's proposal for a customer choice pilot program. The program allowed approximately 30,000 residential and small commercial customers to select from a portfolio of pricing options offered by the Company. Approximately 6% of the eligible customers chose to participate in the pilot, which will continue through June 1999. The pilot program also included direct access competitive choice options for schools and large industrial customers throughout the state. Due primarily to high electricity market prices, no customers have chosen another supplier to date. Customers may choose to participate through September 1999.

    The Company participated in a restructuring docket which was initiated by Portland General Electric Company. In that proceeding, the Company joined with other parties in a coalition (the Oregon Intervenor's Coalition, or OIC) to propose a structure for customer choice, should customer choice be adopted in Oregon. Under the OIC proposal, large electricity customers would be allowed direct access while small electricity customers would initially be granted customer choice.

    Wyoming. During 1998, a Wyoming legislative committee held hearings on electric industry restructuring issues. The committee heard public comment representing a variety of interests, including investor-owned utilities, electric cooperatives, organized labor, large electricity customers, small electricity customers, municipalities, and the Wyoming Public Service Commission. The Company does not anticipate that restructuring legislation will be introduced in the 1999 Wyoming legislative session. The Company expects, however, that discussion will continue concerning the future direction of the electric industry and restructuring legislation in Wyoming.

    Washington. The 1998 Washington legislature passed two bills calling for studies relating to the electric industry. The first study examined costs, rates, consumer protection and reliability issues. The second study investigated methods for unbundling electric utility costs. Both reports were completed by state agencies and were provided to the Washington legislature in December of 1998.

    Idaho. During 1998, the Idaho Public Utility Commission ("IPUC") conducted rate component unbundling cases for each of the three electric utilities providing services in the state, including the Company. The scope of these investigations was limited to the separation of the cost components of the current bundled tariff rates that customers pay. Stranded costs and other restructuring issues were not addressed in these proceedings. These cases were concluded with no action taken by the IPUC. No restructuring legislation was enacted in 1998 by the Idaho legislature. The Company expects, however, that discussions will continue concerning the future direction of the electric industry and restructuring legislation in Idaho.

    California. In July 1998, the Company announced its intention to sell its California service territory electric distribution assets. The Company currently has approximately 41,400 customers in California. Discussions are ongoing with potential purchasers. In December 1997, the CPUC issued an order with respect to the Company's filing concerning transition to direct access requirements enacted in that state. The order mandated a 10% rate reduction effective January 1, 1998, which resulted in a $3.5 million annual reduction in revenues. The Company is considering filing a petition for modification of this order.

    Montana. In November 1998, the sale of the Company's Montana electric distribution facilities (with a small amount of transmission facilities) to Flathead Electric Cooperative, Inc. was approved by the MPSC with a negotiated net gain of $4 million to be allocated to the Company's Montana ratepayers. The transaction did not include the sale of the Company's Montana generation facilities or the majority of its transmission system in that state. Prior to the sale, the Company served approximately 35,000 customers in Montana, primarily in Flathead and Lincoln counties.

    In addition, the Company is participating in a docket concerning the transition plan the Company filed in compliance with direct access legislation in Montana. The Company has asserted in that docket that it has significant stranded costs relating to its Montana service territory. However, the Company has stated its willingness to forego recovery of those stranded costs as a result of the sale of the Montana service territory. Other parties in the proceeding believe the Company has stranded benefits, rather than stranded costs, and that those benefits should be returned to customers. The Company believes that the concept of stranded benefits is not addressed by Montana legislation and there is no obligation to return stranded benefits to customers even if the MPSC finds that such benefits exist. The outcome of this proceeding is uncertain.

CONSTRUCTION PROGRAM

    The following table shows actual construction costs for 1998 and the Company's estimated construction costs for 1999 through 2001, including costs of acquiring demand-side resources. The estimates of construction costs for 1999 through 2001 are subject to continuing review and appropriate revision by the Company.

                                                                                        ESTIMATED
                                                                  ACTUAL     -------------------------------
TYPE OF FACILITY                                                   1998        1999       2000       2001
--------------------------------------------------------------  -----------  ---------  ---------  ---------
                                                                           (DOLLARS IN MILLIONS)
Distribution..................................................   $     191   $     168  $     180  $     180
Production....................................................         138         120         87        113
Mining........................................................          34          31         33         52
Transmission..................................................          31          50         51         51
Other.........................................................         145         110         63         66
                                                                     -----   ---------  ---------  ---------
  Total.......................................................   $     539   $     479  $     414  $     462
                                                                     -----   ---------  ---------  ---------
                                                                     -----   ---------  ---------  ---------

                         AUSTRALIAN ELECTRIC OPERATIONS

                                    POWERCOR

GENERAL

    Powercor, an indirect, wholly owned subsidiary of Holdings, is the largest electricity distribution company ("Distribution Company") in Victoria, Australia, based on sales volume, revenues, geographic scope and number of customers. Powercor's principal business segments are its Distribution Business and its Supply Business. The Distribution Business consists of the distribution of electricity to approximately 560,000 customers within Powercor's distribution area, covering from the western suburbs of Melbourne to central and western Victoria. The Supply Business consists of the purchase of electricity from generators and the sale of such electricity to customers in Powercor's distribution service area and other parts of Victoria, New South Wales ("NSW") and the Australian Capital Territory ("ACT"). Powercor's distribution service area covers approximately 57,900 square miles (64% of the total area of Victoria), has a population of approximately 1.5 million (32% of Victoria's population) and accounts for 26% of Victoria's Gross State Product. In 1998, Victoria accounted for approximately 25% of Australia's total population, approximately 34% of Australia's manufacturing industry output and approximately 29% of Australia's Gross Domestic Product, although it represents only approximately 3% of the total area of Australia.

DISTRIBUTION BUSINESS

    Powercor's Distribution Business consists of the ownership, management and operation of the electricity distribution and subtransmission network in its distribution service area. The primary activity of the Distribution Business is the receipt of electricity from Victoria's high voltage transmission system (the "Grid") and the distribution of electricity to customers in Powercor's distribution service area. Substantially all of the Distribution Business is a regulated monopoly. Almost all customers within Powercor's distribution service area are connected to its distribution network, whether electricity is supplied by Powercor or another retail supplier. In 1998, the Distribution Business generated all of Powercor's operating income.

    The Distribution Business has grown in both its customer base and the volume of electricity distributed, primarily reflecting economic growth in Victoria generally and Powercor's distribution service area in particular. The following table sets forth the volumes of electricity distributed by Powercor at the dates and for the periods presented. See "Regulation--Distribution Pricing Regulation."

ELECTRICITY DISTRIBUTED BY THE                               YEAR ENDED           YEAR ENDED
DISTRIBUTION BUSINESS (KWH IN MILLIONS)                   DECEMBER 31, 1998    DECEMBER 31, 1997
-------------------------------------------------------  -------------------  -------------------
  Residential..........................................           2,730                2,679
  Commercial...........................................           1,634                1,550
  Industrial...........................................           3,378                3,273
  Other................................................             545                  536
                                                                  -----                -----
  Total................................................           8,287                8,038
                                                                  -----                -----
                                                                  -----                -----

    The Distribution Business of Powercor has not experienced significant competition. Powercor believes that the economics underlying building and maintaining a duplicate distribution network in its distribution service area will restrict the introduction of another network. However, to the extent customers establish or increase their own generation capacity, establish their own private distribution networks, become directly connected to the Grid or relocate operations outside Powercor's distribution service area, such customers would not require the distribution services of Powercor except in certain cases for standby connection services. As of December 31, 1998, Powercor had not lost any distribution revenues to customers as a result of self-generation, cogeneration or the establishment of private distribution networks. Although Powercor believes that it has effective strategies in place to minimize this type of load loss, there can be no assurance, particularly in view of its large industrial customer base, that the Distribution Business will not experience loss of revenues in the future as a result of such competition.

    The major operating expenses of the Distribution Business are distribution use-of-system costs, use-of-transmission-system fees and connection service charges. The use-of-transmission-system fees and connection service charges, regulated by the Tariff Order, are payable to the Victorian Power Exchange (the "VPX"), a corporate body established under Victoria's Electricity Industry Act 1993 ("Electricity Act"), and the company that owns and maintains the Grid, GPU Power Net Victoria ("GPU"), respectively, and constitute the VPX's and GPU's costs associated with operation, maintenance and administration of the Grid. The distribution use-of-system costs are Powercor's fundamental operating expenses that result from operating and maintaining its distribution network. Unlike use-of-transmission-system fees and connection service charges, Powercor has the ability, and, given the current distribution price-cap regulatory structure, a significant incentive, to control such distribution use-of-system costs through a variety of cost reduction initiatives. However, there can be no assurance that Powercor's cost efficiency initiatives will yield sufficient savings to increase Powercor's margins from the Distribution Business to offset any network tariff reductions that may result from the Office of Regulator General's (the "ORG") review of distribution tariffs charged by Distribution Companies beginning in 2001, as described under "Regulation-- Distribution Pricing Regulation."

SUPPLY BUSINESS

    The Supply Business conducts the commercial functions of purchasing, marketing and selling of electricity and is responsible for the management of the price, purchasing and volume risks associated with such functions and end-use demand management. See "Regulation--Supply Pricing Regulation."

    The customer metered sites energy usage in millions of kWh and percentages of Powercor's revenues from the Supply Business for franchise customers in Powercor's distribution service area and for contestable customers are set forth below:

                                                    CUSTOMER SITES         ENERGY USAGE        REVENUES
                                                 --------------------  --------------------  -------------
1998                                                NO.         %                     %            %
-----------------------------------------------  ---------  ---------                ---     -------------
Franchise Customers............................    560,729       99.3      4,225         36           56
Contestable Customers..........................      3,983        0.7      7,663         64           44
                                                 ---------  ---------  ---------        ---          ---
Total..........................................    564,712      100.0     11,888        100          100
                                                 ---------  ---------  ---------        ---          ---
                                                 ---------  ---------  ---------        ---          ---

                                                    CUSTOMER SITES         ENERGY USAGE        REVENUES
                                                 --------------------  --------------------  -------------
1997                                                NO.         %                     %            %
-----------------------------------------------  ---------  ---------                ---     -------------
Franchise Customers............................    552,959       99.7      4,696         43           62
Contestable Customers..........................      1,931        0.3      6,348         57           38
                                                 ---------  ---------  ---------        ---          ---
Total..........................................    554,890      100.0     11,044        100          100
                                                 ---------  ---------  ---------        ---          ---
                                                 ---------  ---------  ---------        ---          ---

    The customer metered sites, energy usage in millions of kWh and percentages of Powercor's revenues from the Supply Business for residential, commercial, industrial and other customers for the years ended December 31, 1998 and 1997 are set forth below:

                                                CUSTOMER SITES(1)        ENERGY USAGE       REVENUES
                                               --------------------  --------------------  -----------
                                                  NO.         %                     %           %
                                               ---------  ---------             ---------  -----------
Residential Customers
  December 31, 1998..........................    467,505       82.8      2,725       22.9        34.7
  December 31, 1997..........................    459,780       82.8      2,683       24.3        35.0
Commercial Customers
  December 31, 1998..........................     50,768        9.0      3,952       33.2        33.1
  December 31, 1997..........................     49,821        9.0      3,082       27.9        30.4
Industrial Customers
  December 31, 1998..........................     10,400        1.8      4,689       39.4        26.1
  December 31, 1997..........................      9,440        1.7      4,755       43.1        28.1
Other Customers(2)
  December 31, 1998..........................     36,039        6.4        522        4.5         6.1
  December 31, 1997..........................     35,849        6.5        524        4.7         6.5
Total Customers
  December 31, 1998..........................    564,712      100.0     11,888      100.0       100.0
  December 31, 1997..........................    554,890      100.0     11,044      100.0       100.0

------------------------

(1)  Connections as of the date shown.

(2) Other customers include farm customers and public lighting and traction customers.

    The Supply Business revenue is derived from major industries such as chemicals, petroleum, food and beverage, wholesale and retail, metal processing and transport equipment. No single customer accounted for more than 3% of Powercor's total revenues in 1998.

    Powercor purchases all of its power for sale to franchise customers, other than cogeneration output, through the competitive wholesale market for electricity in Victoria (the "Pool"). As of December 13, 1998, the respective state wholesale markets consolidated to a National Electricity Market ("NEM") which is operated by the National Electricity Market Management Company ("NEMMCO"). There are two major components of the wholesale electricity market:
(i) the competitive energy market, centered primarily around the Pool, which establishes the spot price for the sale of electricity by generators to suppliers and (ii) the contract trade, which involves bilateral financial contracts between electricity buyers and sellers outside the Pool that are used to hedge against Pool price volatility. The principal function of the Pool is to allow market forces rather than monopolized central planning to determine the amount, mix and cost characteristics of generating plants and the level and shape of demand of suppliers.

    Powercor is a party to a series of bilateral financial "vesting contracts" that have been structured to hedge the price for Powercor's forecasted franchise energy requirements through December 31, 2000. These vesting contracts take the form of two-way and one-way contracts. Two-way vesting contracts are structured such that generators and Distribution Companies, including Powercor, compensate each other for the difference between the system marginal price, which is the spot price payable to generators in the wholesale market via the Pool, and the contract price up to a specified price cap. One-way vesting contracts provide for amounts to be paid by generators to Distribution Companies for differences when the system marginal price is above a specified price cap. As franchise customers of the Supply Business become contestable, the notional amount of the vesting contracts is reduced accordingly.

    Powercor also has hedging contracts that relate to contestable customer loads in order to manage electricity price risk. Historically, Powercor has hedged each electricity sales contract with a back-to-back purchase contract. Increasingly, however, as the contestable customer market grows and as an Australian electricity futures market develops, Powercor is hedging its supply obligations on a portfolio-wide basis. Powercor's policy is to hedge most of its supply obligations and to monitor the financial risk exposure of its unhedged positions.

REGULATION

    The ORG. The Victorian government established the ORG pursuant to the Office of the Regulator-General Act 1994 to regulate different Victorian industries. In the context of regulating activities within the electricity industry, the ORG has powers under the Electricity Act. The ORG's functions pursuant to the Electricity Act include granting licenses to generate, transmit, distribute or supply electricity, ensuring compliance with industry codes and Pool rules, administering cross-ownership provisions and administering the Victorian Electricity Supply Industry Tariff Order (the "Tariff Order").

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

    Powercor has an exclusive license to distribute electricity to certain customers in its distribution service area in Victoria and nonexclusive licenses to supply electricity to all customers in its distribution service area and elsewhere in Victoria, NSW, ACT and Queensland. See "--Supply Pricing Regulation." The Hazelwood Partnership has a license to generate and sell electricity to the wholesale market in Victoria and NSW. See "Hazelwood" below.

    The Tariff Order. Pursuant to the Electricity Act, the Tariff Order regulates charges for connection to, and use of, the transmission system, distribution use-of-system charges that can be levied by Distribution Companies and tariffs for the sale of electricity to franchise customers until December 31, 2000. The ORG is charged with the regulatory oversight of the Tariff Order. The Tariff Order is designed to provide a level of stability and continuity in tariff regulation.

    Distribution Pricing Regulation. Under distribution licenses granted by the ORG, the Distribution Companies are able to levy the following charges, which include their profit: (i) network tariffs, which include recovery of distribution use-of-system costs, use-of-transmission-system fees and GPU connection service charges, (ii) connection charges for connecting customers to the network, taking into account that a portion of the costs of connection are recovered through network tariffs and
(iii) charges for other services, which are required to be fair and reasonable. The level of distribution charges, as one element of the network tariffs, is regulated under the Tariff Order through December 31, 2000 pursuant to an incentive-based CPI-X formula, which attempts to ensure that the weighted average of distribution charges for each year, within the respective distribution categories, does not exceed the average of the previous year's base prices for each distribution category weighted by the forecast quantity of electricity to be delivered and adjusted for inflation using a consumer-price index formula and for under and over-recovery in previous financial years.

    Subsequent to the year 2000, existing network tariffs will be subject to review by the ORG within the framework of, and the principles set forth in, the Tariff Order. In particular, the Tariff Order provides that the ORG, in connection with such review of network tariffs, can only reset the network tariffs for a period of not less than five years, the ORG must utilize CPI-X price capping and not rate of return regulation and the ORG must consider the need to (i) provide each Distribution Company with incentives to operate efficiently, (ii) ensure a fair sharing of benefits achieved through efficiency between customers and Distribution Companies and (iii) ensure appropriate incentives for capital expenditures and maintenance of the distribution networks. The impact on Powercor, if any, of the post year 2000 ORG review on customer prices is not clear at this time.

    Supply Pricing Regulation. Under the retail portions of their licenses, Distribution Companies are required, pursuant to the Tariff Order, to supply electricity to franchise customers through December 2000, at prices no greater than the prices specified in the applicable Maximum Uniform Tariff ("MUT") for such customers. The prices specified in the MUTs are therefore fully regulated and inclusive of all network and distribution related charges and energy costs. Powercor's tariffs are adjusted annually by a percentage equal to the movement in Consumer Price Index (All Groups) for Melbourne ("CPI") minus a fixed percentage. Commencing both July 1, 1999 and 2000, the annual adjustments for large and medium businesses will be the CPI and will be the CPI minus one for medium and small businesses and residential and rural customers. The CPI for the year ended December 31, 1998 was 1.2% and it was 0.2% for the year ended December 31, 1997.

    Prices charged to contestable customers are subject to competitive forces and, therefore, are not directly regulated by the ORG, in contrast to prices charged to franchise customers. Prices to contestable customers include regulated network charges (transmission and distribution) and competitively determined energy supply charges.

    Customers in Victoria and NSW with annual consumption in excess of 160 megawatt hours ("MWh") per year are now contestable. Customers with usage of 160 MWh per year or less are not currently contestable but will incrementally become contestable over the period ending December 31, 2000 in Victoria and over the period ending June 30, 1999 in NSW.

    Customers in Queensland with annual consumption of 4 million kWh per year can now choose their electricity retailer and there are plans to introduce contestability for customers with annual usage of 200 MWh per year on July 1, 1999 and for all remaining customers on July 1, 2001.

    For a description of Powercor's properties, see "ITEM 2.
PROPERTIES--AUSTRALIA."

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

                                   HAZELWOOD

    Hazelwood Pacific Pty Ltd ("Hazelwood Pacific"), an indirect, wholly owned subsidiary of Holdings, holds a 19.9% interest in the Hazelwood Power Partnership (the "Hazelwood Partnership"), which owns a 1,600 MW, brown coal-fired thermal power station (the "Hazelwood Plant") and the adjacent brown coal mine (the "Hazelwood Mine") in Victoria, Australia. The Hazelwood Partnership is composed of Hazelwood Pacific, an affiliate of National Power Corporation PLC ("National Power") (71.94%), and two companies associated with the Commonwealth Bank group of Australia (8.16%). National Power oversees the Hazelwood Plant operations and the Company oversees operations at the Hazelwood Mine. In the fourth quarter of 1998, the Company began soliciting bids and is committed to selling its equity interest in the Hazelwood Partnership and, accordingly, the Company recorded a pretax loss of $28 million ($17 million after-tax) to reduce its carrying value in the Hazelwood Power Station to its estimated net realizable value less selling costs.

    Through March 2000, Hazelwood Pacific estimates that its contribution to the capital expenditure commitments of the Hazelwood Plant will be $4 million and $5 million for the years 1999 and 2000, respectively. The investment is accounted for on an equity basis. For 1998 and 1997, equity losses from Hazelwood were $5,483, and $2,919, respectively.

    The Hazelwood Partnership sells its power through a statewide generation pool and enters into bilateral financial contracts with Australian distribution companies, such as Powercor. Prices vary with weather, economic growth and other factors affecting the supply of and demand for power. Power prices tend to be lowest during Australia's summer months (the fourth and first calendar quarters), except during periods of unusually high temperatures.

    For a description of Hazelwood properties, see ITEM 2.
PROPERTIES--AUSTRALIA.

ENVIRONMENTAL ISSUES

    The operations of the Hazelwood Partnership are subject to environmental regulation. The Hazelwood Partnership is required to obtain licenses from the Authority in connection with certain of its operations, including operations involving the emission or discharge of pollutants. These licenses are generally issued to the Hazelwood Partnership in the ordinary course of business and are terminable upon breach or violation.

    The Hazelwood Plant is fired by brown coal and consequently emits more greenhouse gas per unit of power produced than is emitted by power plants fired by black coal or natural gas. The Australian government has participated in negotiations with governments of other countries with respect to greenhouse gas emission levels. As a result of the December 1997 Kyoto Climate Change Conference, the Australian government committed to limitations on greenhouse gas emissions. It is anticipated that the Australian government will introduce some measures to control greenhouse gas emissions. Such measures could increase capital expenditures at the Hazelwood Plant and could have the effect of making brown coal fired generators less competitive.

                                OTHER OPERATIONS
                         PACIFICORP FINANCIAL SERVICES

    PFS is a holding company principally engaged in holding investments in tax advantaged and leveraged lease assets (primarily aircraft).

    PFS made its last investment in aircraft or loans relating to aircraft in 1992. At December 31, 1998, approximately 90% of the aircraft in PFS's portfolio investment were Stage III noise compliant. At December 31, 1998, PFS's aviation finance portfolio had total leveraged lease and other financial assets of $348 million (30 aircraft), representing approximately 82% of PFS's consolidated assets.

    PFS has completed the construction of four plants in the Birmingham, Alabama area which produce a synthetic coal fuel designed to qualify for tax credits under Section 29 of the Internal Revenue Code. The technology utilized by the plants is licensed from Covol Technologies, Inc. ("Covol"). PFS owns approximately 8% of the outstanding shares of Covol common stock.

                            INTERNATIONAL OPERATIONS

    Through its subsidiaries, Holdings has been engaged in the acquisition or development of electrical power projects or systems internationally. The most significant of these projects is a 33% interest in a 75 MW hydroelectric project in the Philippines.

    In October 1998, the Company decided to focus on its western United States electric business and its electric distribution business in Australia and to sell or shut down all international businesses and activities, subject to achieving reasonable economic and other terms. The process of exiting the international businesses is underway.

                            DISCONTINUED OPERATIONS

    The Company's discontinued energy trading business includes the eastern United States electricity trading operations of PPM and the natural gas marketing and storage operations of TPC. PPM was a wholesale power trading company focusing in the eastern United States. PPM's activities in the eastern United States have been discontinued, and all forward energy trading has been closed and is going through settlement. PPM continues to honor services under long-term contracts to utilities in Minnesota and Oklahoma. Holdings entered into a Stock Purchase Agreement with NI Energy Services, Inc., dated February 9, 1999, for the sale of the stock of TPC for approximately $132.5 million. In addition, a working capital adjustment will be calculated and paid following closing of the TPC transaction, which is anticipated during the first half of 1999.

                                   EMPLOYEES

    PacifiCorp and its subsidiaries had 9,120 employees on December 31, 1998. Of these employees, 7,847 were employed by PacifiCorp and its mining affiliates, 1,117 were employed by Powercor and 156 were employed by PPM, TPC, PFS and other subsidiaries.

    Approximately 62% of the employees of PacifiCorp and its mining affiliates are covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the United Mine Workers of America. Due to changes in Australian laws, information concerning union membership is no longer available to employers.

    In the Company's judgment, employee relations are satisfactory.

ITEM 2. PROPERTIES

                                 UNITED STATES

    The Company owns 52 hydroelectric generating plants and has an interest in one additional plant, with an aggregate nameplate rating of 1,069 MW and plant net capability of 1,126 MW. It also owns or has interests in 15 thermal-electric generating plants with an aggregate nameplate rating of 7,573 MW and plant net capability of 7,039 MW. The Company also owns one gas turbine generating plant and has interests in one combined-cycle and one wind power generating plant with an aggregate nameplate rating of 359 MW and plant net capability of 281 MW. The following table summarizes the Company's existing generating facilities:

                                                                                                 NAMEPLATE    PLANT NET
                                                                                   INSTALLATION   RATING     CAPABILITY
                                        LOCATION               ENERGY SOURCE          DATES        (MW)         (MW)
                                 -----------------------  -----------------------  -----------  -----------  -----------
HYDROELECTRIC PLANTS
  Swift........................  Cougar, Washington       Lewis River                    1958        240.0        263.0
  Merwin.......................  Ariel, Washington        Lewis River               1931-1958        136.0        142.0
  Yale.........................  Amboy, Washington        Lewis River                    1953        134.0        134.0
  Five North Umpqua Plants.....  Toketee Falls, Oregon    N. Umpqua River           1950-1956        133.5        138.0
  John C. Boyle................  Keno, Oregon             Klamath River                  1958         80.0         90.0
  Copco Nos. 1 and 2 Plants....  Hornbrook, California    Klamath River             1918-1925         47.0         54.5
  Clearwater Nos. 1 and 2        Toketee Falls, Oregon    Clearwater River
    Plants.....................                                                          1953         41.0         41.0
  Grace........................  Grace, Idaho             Bear River                1914-1923         33.0         33.0
  Prospect No. 2...............  Prospect, Oregon         Rogue River                    1928         32.0         36.0
  Cutler.......................  Collinston, Utah         Bear River                     1927         30.0         29.1
  Oneida.......................  Preston, Idaho           Bear River                1915-1920         30.0         28.0
  Iron Gate....................  Hornbrook, California    Klamath River                  1962         18.0         20.0
  Soda.........................  Soda Springs, Idaho      Bear River                     1924         14.0         14.0
  Fish Creek...................  Toketee Falls, Oregon    Fish Creek                     1952         11.0         12.0
  33 Minor Hydroelectric Plants  Various                  Various                   1896-1990         89.3*        90.9*
                                                                                                -----------  -----------
      Subtotal (53 Hydroelectric Plants)                                                           1,068.8      1,125.5
                                                                                                -----------  -----------

THERMAL ELECTRIC PLANTS
  Jim Bridger..................  Rock Springs, Wyoming    Coal-Fired                1974-1979      1,529.5*     1,406.7*
  Huntington...................  Huntington, Utah         Coal-Fired                1974-1977        996.0        895.0
  Dave Johnston................  Glenrock, Wyoming        Coal-Fired                1959-1972        816.7        772.0
  Naughton.....................  Kemmerer, Wyoming        Coal-Fired                1963-1971        707.2        700.0
  Centralia....................  Centralia, Washington    Coal-Fired                     1972        693.5*       636.5*
  Hunter 1 and 2...............  Castle Dale, Utah        Coal-Fired                1978-1980        703.5*       648.4*
  Hunter 3.....................  Castle Dale, Utah        Coal-Fired                     1983        495.6        460.0
  Cholla Unit 4................  Joseph City, Arizona     Coal-Fired                     1981        414.0        380.0
  Wyodak.......................  Gillette, Wyoming        Coal-Fired                     1978        289.7*       268.0*
  Gadsby.......................  Salt Lake City, Utah     Gas-Fired                 1951-1955        251.6        235.0
  Carbon.......................  Castle Gate, Utah        Coal-Fired                1954-1957        188.6        175.0
  Craig 1 and 2................  Craig, Colorado          Coal-Fired                1979-1980        172.1*       165.0*
  Colstrip 3 and 4.............  Colstrip, Montana        Coal-Fired                1984-1986        155.6*       144.0*
  Hayden 1 and 2...............  Hayden, Colorado         Coal-Fired                1965-1976         81.3*        78.0*
  Blundell.....................  Milford, Utah            Geothermal                     1984         26.1         23.0
  James River..................  Camas, Washington        Black Liquor                   1996         52.2         52.0
                                                                                                -----------  -----------
      Subtotal (15 Thermal Electric Plants)                                                        7,573.2      7,038.6
                                                                                                -----------  -----------
OTHER PLANTS
  Little Mountain..............  Ogden, Utah              Gas Turbine                    1971         16.0         14.0
  Hermiston....................  Hermiston, Oregon        Combined Cycle                 1996        310.6*       234.0*
  Foote Creek..................  Arlington, Wyoming       Wind Turbines                  1998         32.6         32.6*
                                                                                                -----------  -----------
      Subtotal (3 Other Plants)                                                                      359.2        280.6
                                                                                                -----------  -----------
      Total Hydro, Thermal and Other Generating Facilities (71)                                    9,001.2      8,444.7
                                                                                                -----------  -----------
                                                                                                -----------  -----------

------------------------------

*   Jointly owned plants; amount shown represents the Company's share only.

NOTE: Hydroelectric project locations are stated by locality and river watershed.

    The Company's generating facilities are interconnected through its own transmission lines or by contract through the lines of others. Substantially all generating facilities and reservoirs located within the Pacific Northwest region are managed on a coordinated basis to obtain maximum load carrying capability and efficiency. Portions of the Company's transmission and distribution systems are located, by franchise or permit, upon public lands, roads and streets and, by easement or license, upon the lands of other third parties.

    Substantially all of the Company's electric utility plants are subject to the lien of the Company's Mortgage and Deed of Trust.

    The following table describes the Company's recoverable coal reserves as of December 31, 1998. All coal reserves are dedicated to nearby Company operated generating plants. Recoverability by surface mining methods typically ranges between 90% and 95%. Recoverability by underground mining techniques ranges from 50% to 70%. The Company considers that the respective coal reserves assigned to the Centralia, Craig, Dave Johnston, Huntington, Hunter and Jim Bridger plants, together with coal available under both long-term and short-term contracts with external suppliers, will be sufficient to provide these plants with fuel that meets the Clean Air Act standards effective in 1998, for their current economically useful lives. The sulfur content of the coal reserves ranges from 0.43% to 0.84% and the British Thermal Units value per pound of the reserves ranges from 7,600 to 11,400. Coal reserve estimates are subject to adjustment as a result of the development of additional data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves.

                                                                             RECOVERABLE TONS
LOCATION                                                PLANT SERVED           (IN MILLIONS)
-----------------------------------------------  --------------------------  -----------------
Centralia, Washington..........................  Centralia                           41(1)
Craig, Colorado................................  Craig                               51(2)
Glenrock, Wyoming..............................  Dave Johnston                        3(1)(5)
Emery County, Utah.............................  Huntington and Hunter               56(1)(3)
Rock Springs, Wyoming..........................  Jim Bridger                        118(4)

------------------------

(1)  These coal reserves are mined by subsidiaries of the Company.

(2) These coal reserves are leased and mined by Trapper Mining, Inc., a Delaware nonstock corporation operated on a cooperative basis, in which the Company has an ownership interest of approximately 20%.

(3)  These coal reserves are in underground mines.

(4) These coal reserves are leased and mined by Bridger Coal Company, a joint venture between Pacific Minerals, Inc., a subsidiary of the Company, and a subsidiary of Idaho Power Company. Pacific Minerals, Inc. has a two-thirds interest in the joint venture.

(5) The Company expects to cease substantially all mining operations at this location in 1999.

    Most of the Company's coal reserves are held pursuant to leases from the federal government through the Bureau of Land Management and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended and require payment of rentals and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities. In 1998, the Company expended $7 million of reclamation costs and accrued $5 million of estimated final mining reclamation costs. Final mine reclamation funds have been established with respect to certain of the Company's mining properties. At December 31, 1998, the Company's pro rata portion of these reclamation funds totaled $52 million and the Company had an accrued reclamation liability of $161 million at December 31, 1998.

                                   AUSTRALIA

    Powercor's electrical distribution network, located in Victoria, Australia, comprises: (i) 66 kilovolts ("kV") and 22 kV subtransmission lines and underground subtransmission cables that transport wholesale energy from 11 terminal stations owned by GPU and controlled, under lease, by the VPX; (ii) 50 zone substations that transform electricity to lower voltages (22 kV and below) and then distribute the energy through the distribution network; and (iii) 22 kV, 11 kV and 6.6 kV distribution lines, including distribution substations that transform electricity to low voltages (415 volts and below) suitable for connection to the majority of the customers. In addition, Powercor leases its principal executive offices at 40 Market St, Melbourne in Victoria under a four-year lease with an option to renew for another eight years.

    The Hazelwood Plant has four stages, each with two 200 MW boiler and turbo generator units, and was constructed progressively between November 1964 and August 1971. The plant has eight units, seven of which were in service at December 31, 1998. Unit 3 was out of service from September 26, 1998 through January 5, 1999 to enable precipitator replacements. The Hazelwood Mine has between 400 million and 450 million recoverable tons of brown coal, which is expected to provide the Hazelwood Plant with sufficient quantities of coal for the 40 years of anticipated plant operation.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to various legal claims, actions and complaints, one of which is described below. Although it is impossible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in its legal proceedings or, if not, what the impact might be, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial results.

    On October 9, 1996, the Sierra Club filed an action against the Company and the other joint owners of Units 1 and 2 of the Craig Electric Generating Station (the "Station") under the citizen's suit provisions of the Federal Clean Air Act alleging, based upon reports from emissions monitors at the Station, that over 14,000 violations of state and federal opacity standards have occurred over a five-year period at Units 1 and 2 of the Station. (SIERRA CLUB V. TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC., PUBLIC SERVICE COMPANY OF COLORADO, INC., SALT RIVER PROJECT AGRICULTURAL IMPROVEMENT AND POWER DISTRICT, PACIFICORP AND PLATTE RIVER POWER AUTHORITY, Civil Action No. 96-B2368, US District Court for the District of Colorado). The Company has a 19.28% interest in Units 1 and 2 of the Station, which is operated by Tri-State Generation and Transmission Association and located in Craig, Colorado.

    The action seeks injunctive relief requiring the defendants to operate the Station in compliance with applicable statutes and regulations, the imposition of civil penalties, litigation costs, attorneys' fees and mitigation. The Federal Clean Air Act provides for penalties of up to $27,500 per day for each violation, but the level of penalties imposed in any particular instance is discretionary. The complaint alleges that the Company and Public Service Company of Colorado are responsible for the alleged violations beginning with the second quarter of 1992, when they acquired their interests in the Station, and that the other owners are responsible for the alleged violations during the entire period. The complaint alleges that there were approximately 10,000 violations since the second quarter of 1992. On March 18, 1999, the district court issued its order regarding summary judgment motions filed by the parties. The court ruled, among other things, that the emission monitors may be used by the plaintiff to establish violations of opacity standards, but that the plant owners are entitled to prove that the reported information is flawed.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of all executive officers of the Company. There are no family relationships among the executive officers of the Company. Officers of the Company are normally elected annually.

    Keith R. McKennon, born December 25, 1933, Chairman, President and Chief Executive Officer of the Company.

    Mr. McKennon was elected Chairman of the Board in February 1994, Chief Executive Officer on September 1, 1998 and President on November 18, 1998. He has served as a Director of the Company since 1990.

    Richard T. O'Brien, born March 20, 1954, Executive Vice President and Chief Operating Officer of the Company and President and Chief Executive Officer of Holdings.

    Mr. O'Brien was elected Executive Vice President and Chief Operating Officer of the Company in July 1998 and President and Chief Executive Officer of Holdings in January 1998. He served as Senior Vice President and Chief Financial Officer of the Company from August 1995 to July 1998 and Senior Vice President of Holdings from February 1996 to January 1998. He served as Vice President of the Company from August 1993 to August 1995.

    John A. Bohling, born June 23, 1943, Senior Vice President of the Company.

    Mr. Bohling was elected a Senior Vice President of the Company in February 1993.

    William C. Brauer, born January 11, 1939, Senior Vice President of the Company.

    Mr. Brauer was elected a Senior Vice President of the Company in May 1996. He served as a Vice President of the Company from 1992 to 1996.

    Paul G. Lorenzini, born April 16, 1942, Senior Vice President of the
Company.

    Mr. Lorenzini was elected a Senior Vice President of the Company in May 1994. He served as President of Pacific Power from January 1992 to May 1994.

    Daniel L. Spalding, born December 23, 1953, Chairman and Chief Executive Officer of Powercor and Senior Vice President of the Company.

    Mr. Spalding was elected Chairman and Chief Executive Officer of Powercor in December 1995 and was elected a Senior Vice President of the Company in February 1992.

    Dennis P. Steinberg, born December 5, 1946, Senior Vice President of the Company.

    Mr. Steinberg was elected a Senior Vice President of the Company in August 1994. He served as a Vice President of the Company from February 1992 to August 1994.

    Verl R. Topham, born August 25, 1934, Senior Vice President and General Counsel of the Company and of Holdings.

    Mr. Topham was elected Senior Vice President and General Counsel of Holdings in January 1998, Senior Vice President and General Counsel and a director of the Company in May 1994. He served as President of Utah Power from February 1990 to May 1994. He has announced his retirement effective May 1, 1999.

    Donald A. Bloodworth, born May 9, 1956, Vice President of the Company.

    Mr. Bloodworth was elected a Vice President of the Company in November 1997. He was employed by AirTouch Communications from April 1997 to November 1997. He served as Controller of the Company from August 1996 until April 1997. He served as Vice President of Revenue Requirements and Controller for PTI from May 1993 until August 1996.

    Thomas J. Imeson, born March 20, 1950, Vice President of the Company.

    Mr. Imeson was elected a Vice President of the Company in February 1992.

    Sally A. Nofziger, born July 5, 1936, Vice President and Corporate Secretary of the Company, Secretary of Holdings and PFS.

    Mrs. Nofziger was elected a Vice President of the Company in 1989 and has been Corporate Secretary of the Company since 1983.

    William E. Peressini, born May 23, 1956, Vice President and Treasurer of the Company and Vice President, Finance of Holdings.

    Mr. Peressini was elected Vice President and Treasurer of the Company in May 1996. He had served as Treasurer of the Company since January 1994. He has been Treasurer of Holdings since February 1994. He served as Executive Vice President of PFS from January 1992 to January 1994.

    Michael J. Pittman, born March 25, 1953, Vice President of the Company.

    Mr. Pittman was elected a Vice President of the Company in May 1993.

    Robert R. Dalley, born April 11, 1954, Controller and Chief Accounting Officer of the Company.

    Mr. Dalley was elected Controller and Chief Accounting Officer of the Company in August 1998. He served as Assistant Controller from March 1998 to August 1998 and as an Assistant Vice President of the Company from July 1992 to March 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a). The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. Sales price information required by this item is included under "Quarterly Financial Data" on page 95 of this Report.

    (b). At March 1, 1999, there were approximately 105,100 holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is included under "Selected Financial Information" on page 90 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF 1998

    During 1998, PacifiCorp and its subsidiaries (the "Company") took several major steps to redefine its objectives, reduce costs and develop plans for the future. In March, the Company abandoned its attempt to acquire The Energy Group PLC ("TEG") after another United States utility made a higher offer for TEG and the Company elected not to increase its offer. Subsequently, the Company reviewed its strategy and decided to refocus on its electricity businesses in the western United States and Australia and to exit its other domestic and international businesses. The businesses to be exited include the eastern United States electricity trading business of PacifiCorp Power Marketing, Inc. ("PPM"), the natural gas marketing and storage business of TPC Corporation ("TPC") and most of the Company's energy development businesses.

    On December 6, 1998, PacifiCorp signed an Agreement and Plan of Merger with Scottish Power plc ("ScottishPower") and NA General Partnership. ScottishPower subsequently announced its intention to establish a new holding company for the ScottishPower group pursuant to a court approved reorganization in the U.K. Accordingly, on February 23, 1999, the parties executed an amended and restated merger agreement (the "Agreement") under which PacifiCorp will become an indirect, wholly owned subsidiary of the new holding company, which will be renamed Scottish Power plc ("New ScottishPower"), and ScottishPower will become a sister company to PacifiCorp. The combined company will have seven million customers and 23,500 employees worldwide and will be headquartered in Glasgow, Scotland. PacifiCorp will continue to operate under its current name, and its headquarters will remain in Portland, Oregon.

    In the merger, each share of PacifiCorp's common stock will be converted into the right to receive 0.58 New ScottishPower American Depositary Shares ("ADS") (each New ScottishPower ADS represents four ordinary shares), which will be listed on the New York Stock Exchange, or, upon the proper election of the holders of PacifiCorp's common stock, 2.32 ordinary shares of New ScottishPower, which will be listed on the London Stock Exchange. Based on the issued and outstanding shares of ScottishPower and PacifiCorp on February 1, 1999, the holders of PacifiCorp's common stock will receive approximately 36% of the total issued share capital of New ScottishPower upon consummation of the merger. Based on the market prices of the ScottishPower ordinary shares and PacifiCorp's common stock on February 26, 1999, holders of PacifiCorp's common stock would receive a premium of approximately 17% over the closing sale price of PacifiCorp's common stock of $18.00.

    If the proposed reorganization is not completed, the parties will proceed under the original agreement, and PacifiCorp will become an indirect, wholly owned subsidiary of ScottishPower. The merger is not conditional on the reorganization becoming effective nor is the reorganization conditional upon the merger becoming effective.

    Both companies' boards of directors have approved the Agreement. However, before the transactions under the Agreement can be consummated, a number of conditions must be satisfied, including obtaining approvals and consents from shareholders of both companies, the United States FERC, the United States Nuclear Regulatory Commission, the regulatory commissions in certain of the states served by the Company and Australian regulatory authorities. Generally, approval by the state regulatory commission is subject to a finding that the transaction is in the public interest. The commissions may attach conditions to their approval. Hearings on the merger have been scheduled for July and August 1999 by the Oregon, Utah, Wyoming and Idaho commissions. The parties have received early termination of the waiting period under the provisions of the Hart-Scott-Rodino Antitrust Improvement Act. Both companies expect to have shareholder meetings in mid-1999 requesting shareholder approval of the merger.

    In January 1998, the Company moved to reduce costs through an early retirement offering that resulted in a net decrease of 759 employees. In December 1998, the Company implemented a $30 million annual cost reduction program focused on further work force and overhead expense reductions.

    On March 4, 1999, the Utah Public Service Commission (the "UPSC") issued an order in a general rate case. In the order, the Company was required to refund $40 million through a credit on customer bills and to reduce annual revenues by $85 million, or 12%, effective March 1, 1999.

EARNINGS OVERVIEW OF THE COMPANY

MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION                                        1998       1997       1996
-------------------------------------------------------------------------------------  ---------  ---------  ---------
Earnings contribution (loss) on common stock
  Domestic Electric Operations.......................................................  $   130.5  $   165.5  $   341.5
  Australian Electric Operations.....................................................       13.0       54.2       31.9
  Other Operations...................................................................      (52.2)      (9.6)      27.1
                                                                                       ---------  ---------  ---------
  Continuing Operations..............................................................       91.3      210.1      400.5
  Discontinued Operations............................................................     (146.7)     446.8       74.6
  Extraordinary item.................................................................         --      (16.0)        --
                                                                                       ---------  ---------  ---------
                                                                                       $   (55.4) $   640.9  $   475.1
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Earnings (loss) per common share--basic and diluted
  Continuing Operations..............................................................  $    0.30  $    0.71  $    1.37
  Discontinued Operations............................................................      (0.49)      1.50       0.25
  Extraordinary item.................................................................         --      (0.05)        --
                                                                                       ---------  ---------  ---------
                                                                                       $   (0.19) $    2.16  $    1.62
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    In 1998 and 1997, the Company incurred a series of special charges, discontinued operations of certain businesses and incurred acquisition transaction costs. The table below sets forth the effects of these adjustments to assist the reader, but should not be construed to represent Generally Accepted Accounting Principles. Other than ScottishPower merger costs, the items summarized below are not expected to be recurring.

EFFECTS OF ADJUSTMENTS ON EARNINGS (LOSS) PER COMMON SHARE

                                                                                 1998                    1997
                                                                        ----------------------  ----------------------
MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION                         TOTAL     PER SHARE     TOTAL     PER SHARE
----------------------------------------------------------------------  ---------  -----------  ---------  -----------
Earnings (loss) in total and per common share--as reported............  $   (55.4)  $   (0.19)  $   640.9   $    2.16
Remove Discontinued Operations
  (Income) loss of discontinued operations............................       41.7        0.14       (81.7)      (0.27)
  Provision for losses of discontinued operations.....................      105.0        0.35          --          --
  Gain on sale of discontinued operations.............................         --          --      (365.1)      (1.23)
Remove extraordinary item.............................................         --          --        16.0        0.05
                                                                        ---------  -----------  ---------  -----------
Earnings from Continuing Operations...................................       91.3        0.30       210.1        0.71
Adjustments--Domestic Electric Operations
  Special charges.....................................................       76.5        0.26       105.7        0.36
  Scottish Power merger costs.........................................       13.2        0.04          --          --
  Utah rate refund....................................................       23.4        0.08          --          --
Adjustments--Australian Electric Operations
  Write down of Hazelwood.............................................       17.4        0.06          --          --
Adjustments--Other Operations
  TEG costs and option losses.........................................       55.4        0.19        64.5        0.22
  Gain on sale of TEG shares..........................................       (9.8)      (0.03)         --          --
  Write down of other energy businesses...............................       32.4        0.11          --          --
  Asset sale gains....................................................         --          --       (30.0)      (0.10)
                                                                        ---------  -----------  ---------  -----------
    Total.............................................................  $   299.8   $    1.01   $   350.3   $    1.19(a)
                                                                        ---------  -----------  ---------  -----------
                                                                        ---------  -----------  ---------  -----------

------------------------

(a) In 1997, the Company reported adjusted earnings per share of $1.52. Included in the calculation of $1.52 were earnings from discontinued operations and adjustments similar to those recorded in 1998 operations.

    Earnings on common stock for the Company decreased $696 million, or $2.35 per share, compared to 1997. The Company's reported 1998 loss of $55 million, or $0.19 per share, included special charges of $77 million, or $0.26 per share, relating to the Company's early retirement program announced in January 1998 and the additional early retirement offer announced in the fourth quarter of 1998, $23 million, or $0.08 per share, relating to the Utah rate case, $13 million, or $0.04 per share, for ScottishPower merger costs, $54 million, or $0.18 per share, relating to the write off of costs associated with the TEG transaction, $2 million, or $0.01 per share, relating to closing foreign currency options in April 1998 associated with the termination bid for TEG and a $10 million, or $0.03 per share, gain relating to the sale of the TEG shares. In addition, the Company recorded charges in 1998 of $105 million, or $0.35 per share, relating to the provision for losses on disposition of the energy trading segment, $17 million, or $0.06 per share, relating to the write down of the Company's investment in Hazelwood, and $32 million, or $0.11 per share, relating to the provision for losses on disposition of other energy development businesses.

    The Company's 1997 earnings of $641 million included asset sale gains of $395 million, or $1.33 per share, relating to sales of the Company's telecommunications subsidiary and independent power business. Domestic Electric Operations recorded $106 million, or $0.36 per share, of special charges relating to an accrual for a coal mine closure, write off of deferred regulatory pension assets and impairment of information technology systems. Additionally, the Company recorded losses of $65 million, or $0.22 per share, relating to foreign currency exchange contracts associated with the bid for TEG and a $16 million, or $0.05 per share, extraordinary charge for the write off of allocable generation regulatory assets in California and Montana.

    Excluding the asset sale gains, special charges and other adjustments, the Company's 1998 earnings on common stock from continuing operations before extraordinary item would have been $300 million, or $1.01 per share, compared to $350 million, or $1.19 per share, in 1997, a decrease of $50 million, or $0.18 per share.

    Domestic Electric Operations' contribution to earnings on common stock was $131 million, or $0.44 per share, in 1998. After adjusting earnings by $113 million, or $0.38 per share, for special charges, the Utah rate refund and other adjustments, the contribution was $244 million, or $0.82 per share. Domestic Electric Operations' contribution to earnings on common stock in 1997 was $271 million, or $0.92 per share, after adjusting earnings by $106 million, or $0.36 per share, for special charges. This $27 million decrease from 1997 earnings was the result of several factors, including lower wholesale margins in the western United States, less favorable hydroelectric conditions, costs relating to Year 2000 issues and implementation of a new SAP software operating environment.

    Australian Electric Operations' contribution to earnings on common stock was $13 million, or $0.04 per share, in 1998. After adjusting earnings by $17 million, or $0.06 per share, for the write down of the Company's investment in the Hazelwood Power Station and $7 million, or $0.02 per share, for currency exchange rate fluctuations, the contribution was $37 million, or $0.12 per share. The currency exchange rate for converting Australian dollars to United States dollars averaged 0.63 in 1998 compared to 0.74 in 1997, a 15% decrease. The effect of this change in exchange rates lowered United States dollar revenues by $112 million and costs by $105 million in 1998. The 1998 earnings were impacted by increased network fees due to the effects of contestability and a product recall loss. In addition, 1997 results included earnings associated with renegotiating certain Tariff H industrial customer contracts that added $10 million, or $0.03 per share.

    Other Operations reported net losses of $52 million in 1998, or $0.17 per share, as compared to a loss of $10 million, or $0.03 per share, in 1997. Losses relating to the decision to exit the energy development businesses totaled $32 million, or $0.11 per share. The 1998 results also included $54 million, or $0.18 per share, in costs associated with the Company's terminated bid for TEG, $2 million, or $0.01 per share, relating to closing foreign currency options in April 1998, and a gain of $10 million, or $0.03 per share, relating to the sale of the TEG shares. The 1997 results included a loss of $65 million, or $0.22 per share, associated with closing foreign currency options and initial option premium costs relating to the Company's offer for TEG. Other Operations in 1997 also included a $30 million, or $0.10 per share, gain on the sale of Pacific Generation Company ("PGC").

    Discontinued operations reported losses of $147 million, or $0.49 per share, in 1998 compared to income in 1997 of $447 million, or $1.50 per share. The 1998 results included $105 million, or $0.35 per share, for the losses anticipated to dispose of TPC and exit the eastern United States energy trading business and a loss of $42 million, or $0.14 per share, relating to these operations prior to discontinuance. The 1997 results included the gain on the sale of the Company's telecommunications operations and the earnings from normal operations until their sale in December 1997.

1997 ASSET SALE GAINS

                                                                           NET CASH      PRETAX       NET
MILLIONS OF DOLLARS                                                      FROM SALES(A)    GAINS     INCOME       EPS
-----------------------------------------------------------------------  -------------  ---------  ---------  ---------
PTI sale...............................................................    $   1,198    $   671.0  $   365.1  $    1.23
PGC sale...............................................................           96         56.5       30.0       0.10
                                                                              ------    ---------  ---------  ---------
                                                                           $   1,294    $   727.5  $   395.1  $    1.33
                                                                              ------    ---------  ---------  ---------
                                                                              ------    ---------  ---------  ---------

------------------------

(a)  Cash from asset sales is net of income taxes.

    On December 1, 1997, the Company completed the sale of Pacific Telecom, Inc. ("PTI") for $1.5 billion in cash, plus the assumption of PTI's debt. The Company realized an after-tax gain of $365 million, or $1.23 per share. For the eleven months ended November 30, 1997, PTI reported net income of $89 million, or $0.30 per share, compared to $75 million, or $0.25 per share, for all of 1996.

    In November 1997, the Company completed the sale of its independent power subsidiary, PGC, for approximately $150 million in cash, which resulted in a gain of $30 million, or $0.10 per share.

DOMESTIC ELECTRIC OPERATIONS

REVENUES

REVENUES                                                      ENERGY SALES
MILLIONS OF DOLLARS            1998       1997       1996     MILLIONS OF KWH                1998       1997       1996
---------------------------  ---------  ---------  ---------  ---------------------------  ---------  ---------  ---------
Wholesale sales and          $ 2,583.6  $ 1,428.0  $   738.8  Wholesale sales and             94,077     59,143     29,665
  market trading...........                                   market trading.............
Residential................      806.6      814.0      801.4  Residential................     12,969     12,902     12,819
Industrial.................      705.5      709.9      719.3  Industrial.................     20,966     20,674     20,332
Commercial.................      653.5      640.9      623.3  Commercial.................     12,299     11,868     11,497
Other......................       95.9      114.1      109.0  Other......................        651        705        640
                             ---------  ---------  ---------                               ---------  ---------  ---------
                             $ 4,845.1  $ 3,706.9  $ 2,991.8                                 140,962    105,292     74,953
                             ---------  ---------  ---------                               ---------  ---------  ---------
                             ---------  ---------  ---------                               ---------  ---------  ---------

    Domestic Electric Operations' revenues increased $1.14 billion, or 31%, from 1997 to $4.85 billion in 1998 primarily from an increase in wholesale revenues of $1.16 billion, or 81%. Retail revenues were flat compared to 1997, remaining at $2.20 billion. Although wholesale trading revenues have grown substantially over the past few years, in 1998 the retail load represented 45% of total Domestic Electric Operations' revenues.

    The active wholesale market led to an increase in revenues of $1.16 billion, or 81%, in 1998 to $2.58 billion. Energy volumes increased 59%, driven by a $917 million increase in short-term firm and spot market sales. Sales prices for short-term firm and spot market sales averaged $26 per megawatt hour

("MWh") in 1998, compared to $20 per MWh in 1997, resulting in $242 million in additional revenues. Decreased long-term firm contract volumes lowered wholesale revenues by $3 million in 1998. The Company expects a reduced level of revenues in 1999 as a result of its decision to scale back short-term wholesale trading activities.

    Residential revenues were down $7 million, or 1%, to $807 million in 1998. Growth in the average number of residential customers of 2% added $19 million to revenues. The Utah rate order reduced revenues by $16 million. Declines in customer usage, partially attributable to weather, reduced revenues by $13 million in 1998 compared to 1997.

    Industrial revenues decreased $4 million, or 1%, to $706 million in 1998. The Utah rate order reduced revenues by $8 million. Billing adjustments of $5 million for certain industrial customers reduced revenues in 1997.

    Commercial revenues increased $13 million, or 2%, to $654 million in 1998. Energy sales volumes increased 4% over the prior year. A 2% growth in the average number of customers added $17 million to revenues, and increased customer usage added $5 million to revenues. The Utah rate order reduced revenues by $13 million.

    Other revenues decreased by $18 million, or 16%, to $96 million in 1998. The primary cause of this unfavorable variance was revenue adjustments relating to changes in property tax legislation.

    1997 COMPARED TO 1996--Revenues rose 24%, or $715 million, in 1997 primarily due to a 99% increase in kilowatt hours ("kWh") sold in the wholesale market. Residential revenues were up $13 million primarily due to a 3% growth in the average number of customers and a price increase in Oregon effective July 1996. Commercial revenues increased $18 million primarily due to customer growth of 2% in Oregon and 5% in Utah.

    In early 1997, the Utah Division of Public Utilities (the "UDPU") and the Utah Committee of Consumer Services (the "UCCS") filed a joint petition with the UPSC requesting the UPSC to commence proceedings to establish new rates for Utah customers. The UDPU and the UCCS suggested changes to the method for allocating costs among the six states with retail customers served by the Company, the Company's authorized return on equity and certain other accounting adjustments.

    Subsequently in March 1997, the Utah legislature passed a bill that created a legislative task force to study electric restructuring and customer choice issues in Utah. The bill precluded the UPSC from holding hearings on rate changes and froze prices at January 31, 1997 levels until May 1998, but allowed for retroactive price changes.

    The Company agreed to an interim price decrease to Utah customers of $12.4 million annually beginning on April 15, 1997.

    In November 1997, the legislative task force recommended that further study was needed and that no legislation be proposed in the 1998 legislative session for the deregulation of electric utilities.

    During 1997, the UPSC held hearings on the method used in allocating common (generation, transmission and corporate related) costs among the Company's jurisdictions and issued an order in April 1998. Under the order, differences in allocations associated with the 1989 merger of Pacific Power & Light Company and Utah Power & Light Company were to be eliminated over five years on a straight-line basis. The phase-out of the differences was to be completed by January 1, 2001 and could have reduced Utah customer prices by about $50 to $60 million annually once fully implemented. The ratable impact of this order was to be included in a general rate case thereby combining it with all other cost-of-service items in determining the ultimate impact on customer prices.

    In 1998, the UPSC commenced a general rate case to consider the impact of the April 1998 allocation order, other cost-of-service issues and the appropriateness of the Company's authorized rate of return on equity. On March 4, 1999, an order was issued by the UPSC in the general rate case. The order requires the Company to reduce revenues in the state of Utah by $85 million, or 12%, annually. The UPSC also ordered that the allocation order be implemented immediately and not phased-in as originally ordered. Additionally, the UPSC ordered a refund to be issued through a credit on customer bills of $40 million. The Company recorded a $38 million reduction in revenues in 1998 and will record $2 million in 1999. The refund covers a period from March 14, 1997 to February 28, 1999. The beginning date is consistent with the timing of Utah legislation imposing a moratorium on rate changes after the UDPU and the UCCS requested a general rate case. The $85 million reduction will commence on March 1, 1999. The order also reduced the Company's authorized rate of return on equity from 12.1% to 10.5%.

    The Company has asked the UPSC to reconsider issues in the order involving approximately $41 million of the $85 million rate decrease. Among these issues is the method of implementing the April 1998 allocation order. The Company is not seeking reconsideration of the reduction in its authorized return on equity to 10.5% nor the changes in the way costs are allocated among the six states served by the Company.

OPERATING EXPENSES

MILLIONS OF DOLLARS                                                                1998       1997       1996
-------------------------------------------------------------------------------  ---------  ---------  ---------
Purchased power................................................................  $ 2,497.0  $ 1,296.5  $   618.7
Fuel...........................................................................      477.6      454.2      443.0
Other operations and maintenance...............................................      457.3      470.0      444.2
Depreciation and amortization..................................................      386.6      389.1      343.4
Administrative, general and taxes-other........................................      331.4      325.4      272.7
Special charges................................................................      123.4      170.4     --
                                                                                 ---------  ---------  ---------
                                                                                 $ 4,273.3  $ 3,105.6  $ 2,122.0
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Operating Expenses as a % of Revenue (excluding special charges)...............         86%        79%        71%

    Operating expenses increased $1.17 billion, or 38%, to $4.27 billion in 1998, as a result of a significant increase in purchased power costs.

    In addition to base energy and capacity from its thermal and hydroelectric resources, the Company utilizes a mix of long-term, short-term and nonfirm power purchases to meet its own retail load commitments and to make wholesale power sales to other utilities. Purchased power expense increased $1.20 billion, or 93%, to $2.50 billion in 1998. The higher expense was primarily due to a 33.9 million MWh increase in short-term firm and spot market energy purchases, a 74% increase from 1997, which increased purchased power expense by $937 million. Short-term firm and spot market purchase prices averaged $26 per MWh in 1998 versus $19 per MWh in 1997, a 36% increase. The increase in purchase prices added $255 million to costs in 1998. Lower volumes offset by higher prices relating to long-term firm purchased power contracts resulted in a $4 million increase in purchased power costs in 1998. The Company expects a reduced level of power purchases in 1999 as a result of its decision to scale back short-term wholesale trading activities.

              SHORT-TERM FIRM AND SPOT MARKET SALES AND PURCHASES

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Total sales volume (thousands of MWh)............................................     80,097     44,927     16,394
Average sales price ($/MWh)......................................................  $   25.88  $   20.35  $   14.94
                                                                                   ---------  ---------  ---------
  Revenues (millions)............................................................  $   2,073  $     914  $     245
                                                                                   ---------  ---------  ---------

Total purchase volume (thousands of MWh).........................................     79,693     45,772     16,930
Average purchase price ($/MWh)...................................................  $   25.88  $   19.04  $   13.31
                                                                                   ---------  ---------  ---------
  Expenses (millions)............................................................  $   2,062  $     871  $     225
                                                                                   ---------  ---------  ---------
    Net (millions)...............................................................  $      11  $      43  $      20
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Fuel expense was up $23 million, or 5%, to $478 million in 1998. Thermal generation increased 6% to 51.9 million MWh. The average cost per MWh increased to $9.37 from $9.29 in the prior year due to increased generation at plants with higher fuel costs. The shift in generation resulted from unscheduled plant outages and higher market prices for energy. Hydroelectric generation decreased 6% compared to 1997 due to lower stream flows.

    Other operations and maintenance expense decreased $13 million, or 3%, to $457 million in 1998. Employee-related costs decreased $24 million primarily due to the implementation of the early retirement plan initiated in the first quarter of 1998. Partially offsetting this decrease were higher distribution plant maintenance expenses of $6 million and higher customer service expenses of $4 million.

    Depreciation and amortization expense decreased $3 million, or 1%, to $387 million in 1998. Depreciation in 1997 included a $17 million increase reflecting higher depreciation rates, and increased plant in service in 1998 added $9 million.

    In July 1998, the Company withdrew its regulatory filings relating to a depreciation study because regulatory approvals to increase depreciation rates based on this study were unlikely. As a result of the decision to withdraw the filings, the Company ceased recording the increased depreciation expense in the third quarter. For the six months ended June 30, 1998, the Company recorded $6 million in additional depreciation as a result of the study.

    In December 1998, the Company filed applications with the Oregon, Utah and Wyoming regulatory commissions to increase depreciation annually by $77 million. No amounts have been recorded as additional expense pending approval by these commissions. The Company's intention is to seek revenue increases consistent with the higher depreciation expense.

    Administrative, general and taxes-other expenses increased $6 million, or 2%, to $331 million in 1998. This increase included $6 million of expenses relating to Year 2000 issues, $5 million relating to the ongoing implementation of the Company's new SAP software operating environment and $5 million of employee related costs. Administrative and general expenses in 1997 included process re-engineering costs of $10 million relating to the Company's new SAP software operating environment.

SPECIAL CHARGES

                                                                                                      NET
MILLIONS OF DOLLARS                                                                      PRETAX     INCOME       EPS
--------------------------------------------------------------------------------------  ---------  ---------  ---------
1998
Early retirement and cost reduction program...........................................  $   123.4  $    76.5  $    0.26
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
1997
Glenrock mine closure.................................................................  $    64.4  $    39.9  $    0.14
Deferred regulatory pension cost......................................................       86.9       53.9       0.18
Impairment charges on IT systems......................................................       19.1       11.9       0.04
                                                                                        ---------  ---------  ---------
                                                                                        $   170.4  $   105.7  $    0.36
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

    In January 1998, the Company announced a plan to reduce its work force in the United States. This reduction was accomplished through a combination of voluntary early retirement and special severance. The plan anticipated a net reduction of approximately 600 positions, or 7% of the Company's United States work force, from across all areas of Domestic Electric Operations. The actual net work force reduction from this program was 759 positions, with 981 employees accepting the offer and 222 vacated positions being backfilled. The Company recorded a $70 million after-tax charge in 1998 relating to the early retirement program. The actual cost of the early retirement program was approximately equal to the amount accrued. These reductions were expected to result in annual pretax savings to the Company of approximately $50 million. The savings in 1998 totaled approximately $18 million.

    In the fourth quarter of 1998, the Company initiated a cost reduction program that included involuntary employee severance and enhanced early retirement for employees who met certain age and service criteria and were displaced in conjunction with the cost reduction initiatives. Approximately 167 employees were displaced, with 35 of them eligible for the enhanced early retirement, and the Company recorded a $6 million after-tax charge. It is anticipated that these amounts will be fully paid out in early 1999.

    In 1997, the Company recorded a series of special charges at Domestic Electric Operations. The Company concluded that the Glenrock Mine was uneconomical to continue to operate under current and expected market conditions due to increased mining stripping ratios, reduced coal quality and related operating costs. Therefore, a $64 million charge was recorded in 1997 to write down asset values by $23 million in property, plant and equipment, $5 million in other assets and to record a liability of $36 million in other deferred credits for acceleration of reclamation cost accruals due to early closure of the mine. The carrying amount of the net assets at December 31, 1998 is $9 million. The reclamation costs were based on an external study and the write downs of property, plant and equipment and other assets were based on weighing the ongoing costs of operating the mine against purchasing coal from third party resources. It is anticipated that reclamation of the mine site will commence in 1999 and is estimated to be completed in 2006.

    The Company also determined that recovery of its regulatory assets applicable to deferred pension costs included on the balance sheet in regulatory assets, which related primarily to a deferred compensation plan and early retirement incentive programs in 1987 and 1990, was not probable. As a result, the Company recorded an $87 million charge in 1997 for these deferred regulatory assets.

    In addition, the Company recorded a $19 million charge in 1997 for the impairment of certain information system assets ("IT systems") that were included in its property, plant and equipment balances. These IT systems were retired as a direct result of the Company's installation of SAP enterprise-wide software.

    1997 COMPARED TO 1996--Purchased power more than doubled in 1997 due to the growth in the Company's wholesale trading market. Short-term firm and spot market purchases were nearly three times the level of 1996 purchases, adding $570 million to purchased power expense. Short-term firm and spot market purchase prices averaged $19 per MWh in 1997 compared to $13 per MWh in 1996, a 46% increase, adding $76 million to purchased power expense. In addition, special charges increased $170 million due to the Glenrock mine closure costs of $64 million, the write off of deferred regulatory pension costs of $87 million, and impairment charges on IT systems of $19 million.

OTHER INCOME AND EXPENSE

    Other expenses increased $20 million in 1998, which included $13 million of ScottishPower merger costs and $6 million of higher minority interest expense relating to the issuance of quarterly income preferred securities in August 1997. Income tax expense decreased $9 million, to $103 million, due to the decline in pretax income. See Note 14 of Notes to Consolidated Financial Statements.

    1997 COMPARED TO 1996--Interest expense increased $27 million, or 9%, to $319 million in 1997. This increase was attributable to higher average debt balances as a result of the Hermiston Plant acquisition in July 1996 and capital contributions to Holdings relating to the acquisition of TPC in April 1997. Other income increased $7 million in 1997 primarily as a result of increased sales of emission allowances.

INDUSTRY CHANGE, COMPETITION AND DEREGULATION

    Industry Change--The electric power industry continues to experience change. The key driver for this change is public, regulatory and governmental support for replacing the traditional cost-of-service regulatory framework with an open market competitive framework where the customers have a choice of energy supplier. The pace at which this change will occur has slowed as regulators and legislators struggle with conversion and implementation issues. However, federal laws and regulations have been amended to provide for open access to transmission systems, and various states have adopted or are considering new regulations to allow open access for all energy suppliers.

    Competition--The Company faces competition from many areas, including other suppliers of electricity and alternative energy sources. In many cases, customers have the option to switch energy sources for heating and air conditioning. In addition, certain of the Company's industrial customers are seeking choice of suppliers, options to build their own generation or cogeneration, or the use of alternative energy sources such as natural gas. When a competitive marketplace exists, customers will make their energy purchasing decision based upon many factors, including price, service and system reliability.

    To meet these competitive challenges, Domestic Electric Operations is participating in restructuring processes that will determine the shape of future markets and is pursuing strategies that capitalize on its competitive position, including the development and delivery of innovative products and services. In addition, the Company continues to negotiate long-term and short-term contracts with its existing large volume industrial customers. Although these new agreements have generally resulted in reduced margins, the Company has been successful in retaining many of these customers and in extending contract lives.

    Deregulation--Domestic Electric Operations continues to develop its competitive strategy as legislation, regulation and market opportunities evolve. The Company supports increased customer choice if the transition to competitive markets takes place under terms and conditions that are equitable to all involved. The Company will support direct access and other restructuring initiatives only when their terms are fair to all customers, the Company and its shareholders.

    The move toward an open or competitive marketplace for electric power may result in "stranded costs" relating to certain current investments, deferred costs and contractual commitments incurred under regulation that may not be recoverable in a competitive market. The calculation of stranded costs requires certain complex and interrelated assumptions to be made, the most critical of which is the expected market price of electricity. The Company and many industry analysts believe that market forces will continue to drive retail energy prices down as excess capacity of existing generation resources persists. This projected trend in price decreases is consistent with other commodities and services that have gone through deregulation. Contrary to historical price trends, certain other parties believe prices will increase in the future resulting in a stranded benefit to the Company. The key attributes that affect market price include excess generation capacity, the marginal cost of the high-cost provider that is required to meet market demand, the cost of adding new capacity and the price of natural gas.

    Based upon a 1997 study, the Company estimated its total stranded costs to range from $1.4 billion to $2.8 billion. This estimate represents the net present value of the difference between the revenues expected under competition and the embedded cost of generating the electricity and providing the service and does not necessarily measure any write off or impairment that would be required.

    Regulated utilities have historically applied the accounting provisions of Statement of Financial Accounting Standards ("SFAS") 71 which is based on the premise that regulators will set rates that allow for the recovery of a utility's costs, including cost of capital. Accounting under SFAS 71 is appropriate as long as: rates are established by or subject to approval by independent, third-party regulators; rates are designed to recover the specific enterprise's cost-of-service; and in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be collected from customers. In applying SFAS 71, the Company must give consideration to changes in the level of demand or competition during the cost recovery period. In accordance with SFAS 71, Domestic Electric Operations capitalizes certain costs, called regulatory assets, in accordance with regulatory authority whereby those costs will be expensed and recovered in future periods.

    The Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") concluded in 1997 that SFAS 71 should be discontinued when detailed legislation or a regulatory order regarding competition is issued. Additionally, the EITF concluded that regulatory assets and liabilities applicable to businesses being deregulated should be written off unless their recovery is provided for through future regulated cash flows.

    Legislative actions in California and Montana during 1996 and 1997 mandated customer choice of electricity supplier, moving away from cost-based regulation to competitive market rates for the generation portion of the electric business. As a result of these legislative actions, the Company evaluated its generation regulatory assets and liabilities in California and Montana based upon future regulated cash flows and ceased the application of SFAS 71 to its generation business allocable to California and Montana. Domestic Electric Operations recorded an extraordinary loss of $16 million, or $0.05 per share, in 1997 for the write off of regulatory assets in these states. The regulatory assets written off resulted primarily from deferred taxes allocated to California and Montana. The allocation among states was based on plant balances.

    In 1998, the Company announced its intent to seek buyers for its California and Montana electric distribution assets. This action was in response to the continued decline in earnings on the assets and the changes in the legislative and regulatory environments in these states. The Company issued requests for proposals to interested parties on July 20, 1998. On November 5, 1998, the Company sold its Montana electric distribution assets to Flathead Electric Cooperative, Inc. and received proceeds of $89 million, net of taxes and customer refunds. The Company returned $4 million of the $8 million gain on the sale to Montana customers as negotiated with the Montana Public Service Commission (the "MPSC") and the Montana Consumer Counsel. The Company has received bids for its California electric distribution assets. These bids remain open and the Company is holding discussions with the bidders.

    In addition, the Company is participating in a docket concerning the transition plan the Company filed in compliance with direct access legislation in Montana. The Company has asserted in that docket that it has significant stranded costs relating to its Montana service territory. However, the Company has stated its willingness to forego recovery of those stranded costs as a result of the sale of the Montana service territory. Other parties in the proceeding believe the Company has stranded benefits, rather than stranded costs, and that those benefits should be returned to customers. The Company believes that the concept of stranded benefits is not addressed by Montana legislation and there is no obligation to return stranded benefits to customers even if the MPSC finds that such benefits exist. The outcome of this proceeding is uncertain.

    In December 1997, the California Public Utilities Commission issued an order with respect to the Company's filing concerning transition to direct access requirements enacted in that state. The order mandated a 10% rate reduction effective January 1, 1998, which resulted in a $3.5 million annual reduction in revenues. The Company is considering filing a petition for modification of this order.

    The Oregon Public Utility Commission and the Company have agreed to an Alternate Form of Regulation ("AFOR") for the Company's Oregon distribution business. The AFOR allows for index-related price increases in 1998, 1999 and 2000, with an annual cap of 2% of distribution revenues in any one year and an overall cap of 5% over the three-year period. The annual revenue increase in 1999 is approximately $6.2 million. The AFOR also includes incentives to invest in renewable resources and penalties for failure to maintain the service quality levels.

    As part of the Company's strategy in refocusing its efforts on its core business, the Company intends to seek recovery of all of its prudent costs, including stranded costs in the event of deregulation. However, due to the current lack of definitive legislation, the Company cannot predict whether it will be successful. At December 31, 1998, the Company's remaining regulatory assets for all states totaled $796 million, of which approximately $350 million is applicable to generation. Because of the potential regulatory and/or legislative actions in Utah, Oregon, Wyoming, Idaho and Washington, the Company may have additional regulatory asset write offs and charges for impairment of long-lived assets in future periods relating to the generation portion of its business. Impairment would be measured in accordance with SFAS 121, which requires the recognition of impairment on long-lived assets when book values exceed expected future cash flows. Integral parts of future cash flow estimates include estimated future prices to be received, the expected future cash cost of operations, sales and load growth forecasts and the nature of any legislative or regulatory cost recovery mechanisms.

    The Company believes that the regulatory initiatives that are underway in each of the states may eventually bring competition for the electricity generation services. This change in the regulatory structure may significantly affect the Company's future financial position, results of operations and cash flows. The Company intends to seek regular price increases to the extent it underearns its allowed rate of return. This intention, consistent with the strategic direction implemented in 1998, provides a continued foundation for use of SFAS 71 in its financial statements. However, the Company announced on January 6, 1999 that it does not plan to file for general rate increases in the states it serves for at least the next six months, pending approval of its proposed merger with ScottishPower.

ENVIRONMENTAL ISSUES

    All of the Company's coal burning plants burn low-sulfur coal. Major construction expenditures have already been made at many of these plants to reduce sulfur dioxide ("SO(2)") emissions, but additional expenditures are expected to be required at the Centralia Plant in Washington in which the Company has a 47.5% ownership interest. In late 1997, the Southwest Washington Pollution Control Authority ("SWAPCA") ordered the Centralia Plant to meet new SO(2), nitrogen oxides ("NO(x)"), carbon monoxide and particulate matter emission limits. The new emission limits will require the plant to install two scrubbers and low NO(x) burners at a projected cost of $240 million.

    In addition, the Company and the other joint owners of the Craig Generating Station (the "Station") in Colorado are parties to a lawsuit brought by the Sierra Club alleging violations of the Federal Clean Air Act at the Station, which is operated by the Tri-State Generation and Transmission Association. The Company has a 19.3% interest in Units 1 and 2 of the Station.

    Actions under the Endangered Species Act with respect to certain salmon and other endangered or threatened species could result in restrictions on the federal hydropower system and affect regional power supplies and costs. These actions could also result in further restrictions on timber harvesting and adversely affect electricity sales to Domestic Electric Operations' customers in the wood products industry.

    The Company is currently in the process of relicensing 16 separate hydroelectric projects under the Federal Power Act. These projects, some of which are grouped together under a single license, represent approximately 1,000 MW, or 93%, of the Company's total hydroelectric nameplate capacity. In the new licenses, the FERC is expected to impose conditions designed to address the impact of the projects on fish and other environmental concerns. The Company is unable to predict the impact of imposition of such conditions, but capital expenditures and operating costs are expected to increase in future periods and certain projects may not be economical to operate.

    Several federal and state environmental cleanup Superfund sites have been identified where the Company has been, or may be, designated as a potentially responsible party. In such cases, the Company reviews the circumstances and, where possible, negotiates with other potentially responsible parties to provide funds for clean-up and, if necessary, monitoring activities.

    All of the Company's mining operations are subject to reclamation and closure requirements. The Company monitors these requirements and annually revises its cost estimates to meet existing legal and regulatory requirements of the various jurisdictions in which it operates. Compliance with these requirements could result in higher expenditures for both capital improvements and operating costs.

    Future costs associated with the resolution of these matters are not expected to be material to the Company's consolidated financial statements.

AUSTRALIAN ELECTRIC OPERATIONS

REVENUES

                                                                                                   CHANGE
REVENUES                                                                                           DUE TO      OPERATING
MILLIONS OF DOLLARS                                                          1998       1997      CURRENCY     VARIANCE
-------------------------------------------------------------------------  ---------  ---------  -----------  -----------
Powercor area............................................................  $   437.8  $   538.6   $   (80.0)   $   (20.8)
                                                                           ---------  ---------  -----------  -----------
Outside Powercor area
  Victoria...............................................................       79.1       98.7       (14.5)        (5.1)
  New South Wales........................................................       71.6       46.0       (13.1)        38.7
  Australian Capital Territory...........................................        0.6         --          --          0.6
  Queensland.............................................................        0.3         --          --          0.3
                                                                           ---------  ---------  -----------  -----------
  Total Outside Powercor area............................................      151.6      144.7       (27.6)        34.5
Other revenue............................................................       25.1       32.9        (4.6)        (3.2)
                                                                           ---------  ---------  -----------  -----------
                                                                           $   614.5  $   716.2   $  (112.2)   $    10.5
                                                                           ---------  ---------  -----------  -----------
                                                                           ---------  ---------  -----------  -----------

ENERGY SALES
MILLIONS OF KWH                                                                            1998       1997       1996
---------------------------------------------------------------------------------------  ---------  ---------  ---------
Powercor area..........................................................................      7,233      7,410      7,519
Outside Powercor area
  Victoria.............................................................................      2,396      2,262        791
  New South Wales......................................................................      2,241      1,372         --
  Australian Capital Territory.........................................................         12         --         --
  Queensland...........................................................................          6         --         --
                                                                                         ---------  ---------  ---------
                                                                                            11,888     11,044      8,310
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

    In 1998, Australian Electric Operations contributed earnings of $13 million, or $0.04 per share, compared to $54 million, or $0.18 per share, in 1997. Powercor's expansion of market share in New South Wales ("NSW") drove the growth in energy sales and revenues. However, lower market prices as a result of an increasing level of deregulation, partially offset by lower purchased power expense, caused margins on energy sold to decline. In addition, Australian Electric Operations recorded a $17 million, or $0.06 per share, loss on the write down of its investment in Hazelwood to estimated net realizable value less selling costs. The Company anticipates completing this sale by the end of 1999.

    Currency Risks Australian Electric Operations' results of operations and financial position are translated from Australian dollars into United States dollars for consolidation into the Company's financial statements. Changes in the prevailing exchange rate may have a material effect on the Company's consolidated financial statements. The average currency exchange rate for converting Australian dollars to United States dollars was 0.63 in 1998 compared to 0.74 in 1997, a 15% decrease for the year. The effect of the exchange rate fluctuation lowered reported revenues by $112 million and expenses by $105 million in 1998. The currency exchange rate at February 26, 1999 was 0.62. The following discussion excludes the effects of the lower currency exchange rate in 1998.

    Australia reported 1998 revenues of $615 million, an $11 million, or 1%, increase over the prior year. The increase was attributable to growth in energy sales volumes of 844 million kWh, or 8%.

    Energy volumes sold to contestable customers outside Powercor's franchise area were up 1,021 million kWh in 1998 and added $39 million to revenues due to customer gains in NSW, $7 million due to customer gains in Victoria and $1 million due to gains in Queensland and the Australian Capital Territory. Lower prices for contestable sales reduced revenues by $12 million in 1998. Inside Powercor's franchise area, revenues declined $13 million primarily due to price decreases for contestable customers and $8 million due to a 177 million kWh decrease in volumes.

    Other revenues decreased $3 million in 1998, principally because 1997 revenues included $15 million of income associated with renegotiating certain Tariff H industrial customer contracts. This decrease was partially offset by an increase in revenue from construction projects for other distribution businesses in Australia of $6 million and a reduction in energy contract losses of $7 million.

1997 COMPARED TO 1996

                                                                                                  CHANGE
                                                                                                  DUE TO      OPERATING
MILLIONS OF DOLLARS                                                         1997       1996      CURRENCY     VARIANCE
------------------------------------------------------------------------  ---------  ---------  -----------  -----------
Powercor area...........................................................  $   538.6  $   583.6   $   (28.6)   $   (16.4)
Outside Powercor area
  Victoria..............................................................       98.7       45.0        (5.2)        58.9
  New South Wales.......................................................       46.0         --          --         46.0
                                                                          ---------  ---------  -----------  -----------
  Total Outside Powercor area...........................................      144.7       45.0        (5.2)       104.9
Other revenue...........................................................       32.9       30.2        (1.7)         4.4
                                                                          ---------  ---------  -----------  -----------
                                                                          $   716.2  $   658.8   $   (35.5)   $    92.9
                                                                          ---------  ---------  -----------  -----------
                                                                          ---------  ---------  -----------  -----------

    Revenues increased $93 million, or 14%, in 1997 primarily due to a 33% increase in energy sales volumes. Increased market share in the contestable market in Victoria added $59 million in revenues and sales in the newly contestable market in NSW added $46 million in revenues. Revenues within Powercor's Victorian franchise area decreased $16 million due to lower average realized prices and decreased sales volumes.

OPERATING EXPENSES

                                                                                                  CHANGE
                                                                                                  DUE TO      OPERATING
MILLIONS OF DOLLARS                                                         1998       1997      CURRENCY     VARIANCE
------------------------------------------------------------------------  ---------  ---------  -----------  -----------
Purchased power.........................................................  $   255.0  $   308.5   $   (46.6)   $    (6.9)
Other operations and maintenance........................................      140.1      134.0       (25.6)        31.7
Depreciation and amortization...........................................       58.2       67.1       (10.6)         1.7
Administrative and general..............................................       46.7       56.1        (8.6)        (0.8)
                                                                          ---------  ---------  -----------       -----
                                                                          $   500.0  $   565.7   $   (91.4)   $    25.7
                                                                          ---------  ---------  -----------       -----
                                                                          ---------  ---------  -----------       -----

    Purchased power expense decreased $7 million, or 2%, in 1998. Lower average prices reduced power costs by $35 million. Prices for purchased power averaged $23 per MWh in 1998 compared to $26 per MWh in 1997. The reduction resulted from competition. The decrease was offset in part by a 9% increase in purchased power volumes that added $28 million to costs in 1998.

    Other operations and maintenance expenses increased $32 million, or 24%, in 1998. Increased sales to contestable customers outside the Powercor service area resulted in higher network fees of $40 million. This increase was offset in part by higher network revenues of $12 million from customers inside Powercor's franchise area serviced by other energy suppliers. Maintenance increased $4 million primarily due to $6 million in costs transferred to administrative and general expenses upon conversion to SAP in November 1997.

    Administrative and general expenses decreased $1 million in 1998 primarily due to an $11 million reduction in professional fees and $6 million transferred from maintenance upon conversion to SAP in 1997. These decreases were offset by a $15 million adjustment in 1997 to capitalize new customer connection costs.

    Interest expense increased $5 million in 1998 to $58 million as a result of higher debt balances, partially offset by declining interest rates. In the fourth quarter of 1998, the Company began soliciting bids and intends to sell its equity interest in the Hazelwood Power Station in connection with its refocus on its electricity business. Other expense increased $33 million primarily due to a pretax loss of $28 million to reduce the carrying value of the Company's investment in the Hazelwood Power Station to its estimated net realizable value less selling costs and $5 million in costs for removal of certain energy efficiency devices in connection with a product recall. Powercor is in the process of seeking recovery from the manufacturer of these devices. Equity losses in Hazelwood were $6 million, an increase of $4 million over 1997 primarily due to increased maintenance costs. Income tax expense decreased $23 million due to a reduction in taxable income.

1997 COMPARED TO 1996

                                                                                                  CHANGE
                                                                                                  DUE TO      OPERATING
MILLIONS OF DOLLARS                                                         1997       1996      CURRENCY     VARIANCE
------------------------------------------------------------------------  ---------  ---------  -----------  -----------
Purchased power.........................................................  $   308.5  $   305.1   $   (16.4)   $    19.8
Other operations and maintenance........................................      134.0      112.3        (7.1)        28.8
Depreciation and amortization...........................................       67.1       71.6        (3.6)        (0.9)
Administrative and general..............................................       56.1       42.4        (3.0)        16.7
                                                                          ---------  ---------  -----------       -----
                                                                          $   565.7  $   531.4   $   (30.1)   $    64.4
                                                                          ---------  ---------  -----------       -----
                                                                          ---------  ---------  -----------       -----

    Operating expenses increased $64 million, or 12%, in 1997. Increased sales to contestable customers outside Powercor's franchise area resulted in increased purchased power expense of $20 million and higher network and grid fees of $58 million, which was partially offset by higher network revenues of $16 million from customers inside Powercor's franchise area that were serviced by other energy suppliers.

CUSTOMERS AND COMPETITION

    Powercor's principal businesses are to sell electricity to franchise and contestable customers inside and outside its franchise area and to provide electricity distribution services to customers within its regulated network distribution service area. Franchise customers are those customers that cannot yet choose an electricity supplier, while contestable customers have the opportunity to choose suppliers. Powercor purchases all of its electricity supply from a state generation pool.

    Victoria and NSW are currently divided between franchise and contestable customers. Customers in both states with annual consumption of more than 160 MWh are now contestable and the remaining customers will become contestable over the next few years depending on their energy demand load, with substantially all residential customers remaining franchise customers until 2001. If a Powercor customer chooses a different retailer, Powercor will continue to receive network distribution revenues associated with that customer. Powercor was granted licenses to sell electricity to customers in the States of Queensland and Australian Capital Territory in early 1998.

REGULATION

    Powercor is the largest of the five distribution businesses ("DBs") formed when the Victorian State Government decided to privatize, and eventually deregulate, its electricity industry. As the Victorian market becomes more open to competition and additional customers can choose their energy supplier, Powercor and the other DBs will continue to maintain a monopoly on their individual network areas. These businesses derive much of their revenue from the network fee that is paid for the use of the distribution system.

    Powercor has an exclusive license to sell electricity to customers in its distribution service area in Victoria with a demand of 160 MWh per year or less. Powercor has nonexclusive licenses to sell electricity to customers with usage in excess of 160 MWh per year in its distribution service area and elsewhere in Victoria and NSW, and to customers in Queensland with annual usage exceeding four million kWh. Customers with usage of 160 MWh per year or less will incrementally become contestable over the period ending December 31, 2000 in Victoria and Queensland and over the period ending June 30, 1999 in NSW depending on their energy usage.

    Hazelwood operates in an area where several large, coal-fired generating facilities are located. It will continue to compete against these plants, as well as others outside the geographic area.

    Regulation of the Victorian electricity industry is the responsibility of the Office of the Regulator General (the "ORG"), an independent regulatory body. The structure of prices within the Victorian electricity industry reflects the establishment of maximum uniform tariffs that apply to noncontestable customers and some contestable customers. Under applicable regulations, Powercor is required to supply electricity to noncontestable customers at prices that are no greater than the prices specified under the applicable tariffs. The prices specified in the tariffs are all inclusive, including grid charges and energy costs. In general, annual movements in the tariffs for noncontestable customers are based on the Consumer Price Index, a measure of price inflation.

    Network tariffs include recovery of distribution use-of-system costs, use-of-transmission-system fees and connection charges. Network tariffs are intended to cover the cost of providing, operating and maintaining the distribution network, except to the extent relevant costs are recoverable through connection charges or other excluded services, and the charges levied for connection to and use of the transmission systems.

    The first major review of the regulatory arrangements and respective transmission and distribution network charges will be carried out by the ORG, with any changes to apply from January 1, 2001. Any subsequent price control arrangements are required to be in effect for not less than five years. The outcome of the year 2000 regulatory review is uncertain at this time.

OTHER OPERATIONS

EARNINGS CONTRIBUTION
MILLIONS OF DOLLARS                                                      1998       1997       1996
---------------------------------------------------------------------  ---------  ---------  ---------
PFS..................................................................  $     8.1  $    30.2  $    34.1
PGC..................................................................         --       10.4        7.8
Holdings and other:
  Write down of other energy businesses..............................      (32.4)        --         --
  TEG costs and option losses........................................      (45.6)     (64.5)        --
  Gain on sale of PGC................................................         --       30.0         --
  Other..............................................................       17.7      (15.7)     (14.8)
                                                                       ---------  ---------  ---------
                                                                       $   (52.2) $    (9.6) $    27.1
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    During 1998, Other Operations included the activities of Holdings, PacifiCorp Financial Services, Inc. ("PFS"), and energy development businesses. Losses relating to the decision to shut down or sell its other energy development businesses totaled $32 million, or $0.11 per share in 1998. The 1998 results also included $54 million, or $0.18 per share, in costs associated with the Company's terminated bid for TEG, $2 million, or $0.01 per share, relating to closing foreign currency options in April 1998 associated with the terminated bid for TEG, and a gain of $10 million, or $0.03 per share, relating to the sale of the TEG shares. The 1997 results included a loss of $65 million, or $0.22 per share, associated with closing foreign currency options and initial option premium costs relating to the Company's initial offer for TEG, that subsequently terminated when it was referred to the Monopolies and Mergers Commission (the "MMC") in the United Kingdom.

    Results from Other Operations in 1998 benefited from a $40 million after-tax increase in interest income and reduced interest expense as the result of cash received from 1997 asset sales.

    PFS has tax-advantaged investments in leasing operations that consist principally of aircraft leases. For 1998, PFS reported net income of $8 million, a $22 million decrease from 1997. This decrease was primarily attributable to the sale of its affordable housing properties. In May 1998, PFS sold a majority of its investments in affordable housing for $80 million, which approximated book value.

    The energy development businesses that the Company decided to exit in 1998 are generally wholly owned subsidiaries of the Company or subsidiaries in which the Company has a majority ownership. These businesses are consolidated in the Company's financial statements and are included in Other Operations. The pretax loss associated with exiting the energy development businesses was $52 million in 1998 and was included in "Write down of investments in energy development businesses" on the income statement. This loss consisted of reductions in net intercompany receivables. The remaining values for these businesses were arrived at using cash flow projections and estimated market value for fixed assets. Some of these businesses have been exited through the discontinuance of their operations while others are for sale. The Company believes that the businesses currently for sale can be exited by the end of 1999. Costs relating to exiting these businesses will be expensed as incurred.

    In addition, the other energy development businesses incurred $19 million of after-tax losses, or $0.06 per share, in 1998 compared to a loss of $16 million, or $0.05 per share, in 1997.

    On November 5, 1997, the Company completed the sale of its independent power subsidiary, PGC, to NRG Energy, Inc. for approximately $150 million in cash, resulting in a gain of $30 million, or $0.10 per share. PGC contributed income of $10 million in 1997 prior to completing the sale.

    1997 COMPARED TO 1996--The $37 million decrease in earnings contribution of Other Operations in 1997 was primarily attributable to an after-tax loss of $65 million, or $0.22 per share, associated with closing foreign exchange positions relating to the Company's terminated bid for TEG. This loss was partially offset by an after-tax gain of $30 million, or $0.10 per share, relating to the sale of PGC in November 1997.

DISCONTINUED OPERATIONS

    Discontinued operations reported losses in 1998 of $147 million, or $0.49 per share, compared to income of $447 million, or $1.50 per share, in 1997. The 1998 results included $105 million, or $0.35 per share, for the loss anticipated to exit the energy trading business and a loss of $42 million, or $0.14 per share, relating to operating losses prior to the decision to exit.

    The pretax loss associated with exiting the energy trading business was $155 million. This loss consisted of write downs of intangible assets of $83 million and the costs to exit a portion of the business and sell another portion of the business of $72 million. The exiting costs include anticipated severance payments and operating costs to the selling date and selling expenses. The remaining values for these businesses that are on the books of the Company represent the estimated market value of the fixed assets of the companies and the remaining working capital at the expected sale date. Activities in the eastern United States have been discontinued and all forward electricity trading has been closed and is going through settlement. Contracts to manage the power supply of two municipalities will continue, the longest of such contracts will expire in late 1999. Holdings entered into an agreement, dated February 9, 1999, to sell TPC for approximately $133 million. In addition, a working capital adjustment will be calculated and paid following closing of the transaction, which is expected during the first half of 1999.

    The 1997 results included the gain on the sale of the Company's telecommunications operations and the earnings from normal operations until the sale in December 1997. On December 1, 1997, the Company completed the sale of PTI for $1.5 billion in cash, plus the assumption of PTI's debt. The Company realized an after-tax gain of $365 million, or $1.23 per share. For the eleven months ended November 30, 1997, PTI reported net income of $89 million, or $0.30 per share, compared to $75 million, or $0.25 per share, for all of 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW SUMMARY

                                                            FORECASTED                         ACTUAL
                                                  -------------------------------  -------------------------------
FOR THE YEAR/MILLIONS OF DOLLARS                    2001       2000       1999       1998       1996       1997
------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Net Cash Flow from Continuing Operations
  Domestic Electric Operations..................                                   $     692  $     727  $     718
  Australian Electric Operations................                                         114        101         95
  Other Operations..............................                                        (121)         8         75
                                                                                   ---------  ---------  ---------
  Total.........................................                                         685        836        888
  Cash Dividends Paid...........................                                         337        341        346
                                                                                   ---------  ---------  ---------

Net.............................................  $ 475-525  $ 475-525  $ 425-475  $     348  $     495  $     542
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Construction
  Domestic Electric Operations..................  $     462  $     414  $     479  $     539  $     490  $     442
  Australian Electric Operations................         60         65         60         70         79         80
  Other Operations..............................         --         --         --          1          9          7
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Total.........................................        522        479        539        610        578        529

Acquisitions and Investments
  Domestic Electric Operations..................         --         --         --         --         --        154
  Australian Electric Operations................         --         --         --          5          5        145
  Other Operations..............................         --         --         --         52        131         49
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Total.........................................         --         --         --         57        136        348
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Total Capital Spending........................  $     522  $     479  $     539  $     667  $     714  $     877
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------  ---------

Maturities of Long-Term Debt
  Domestic Electric Operations..................  $     138  $     170  $     300  $     196  $     208  $     182
  Australian Electric Operations................         --         --         --      1,339          3         42
  Other Operations..............................         --         --         --        169         10         19
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Total.........................................  $     138  $     170  $     300  $   1,704  $     221  $     243
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Other Refinancings............................                                   $      28  $     558  $      42
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

OPERATING ACTIVITIES

    Cash flows from continuing operations decreased $151 million from 1997 to 1998. This decrease was due to cash expenditures in 1998 relating to taxes on 1998 and 1997 asset sales and cash funding of other energy development businesses.

INVESTING ACTIVITIES

    While investing activities in 1997 were dominated by asset sales of $1.8 billion and the acquisition of TPC, investing in 1998 focused on continued capital spending to improve and expand existing operations and disposing of non-strategic assets such as the Montana electric distribution assets and the majority of the tax-advantaged investments in affordable housing owned by PFS.

    On October 23, 1998, the Company announced its intent to exit its energy trading business in the eastern United States and its other energy development businesses. As a result, the Company recorded an after-tax loss of $137 million for these businesses. In addition, the Company recorded an after-tax loss of

$17 million to reduce the Company's carrying value in the Hazelwood Power Station to its net realizable value less selling costs.

    The utility partners who own the 1,340 MW coal-fired Centralia Power Plant in Washington have hired an investment advisor to pursue the possible sale of the plant and the adjacent Centralia coal mine. The sale of the plant and adjacent mine is being considered by the owners, in part, because of emerging deregulation, competition in the electricity industry and the need for environmental compliance expenditures at the plant. The Company operates the plant and owns a 47.5% share. In addition, the Company owns and operates the adjacent Centralia coal mine. The Company is investigating the effect of a potential sale on the reclamation costs for the Centralia coal mine. Preliminary studies indicate that reclamation costs for the Centralia coal mine could be significantly higher than previous estimates, assuming the mine is closed, with the Company's portion being 47.5% of the final total amount. At December 31, 1998, the Company had approximately $24 million accrued for its share of the Centralia mine reclamation costs. The final amount and timing of any charge for additional reclamation at the mine are dependent upon a number of factors, including the results of the sale process, completion of the preliminary reclamation studies at the mine and the reclamation procedure used. The Company will seek to recover through rates any increase in the reclamation costs for the mine.

    On July 9, 1998, the Company announced its intent to sell its California and Montana electric distribution assets. This action was in response to the continued decline in earnings on the assets and changes in the legislative and regulatory environments in these states. The Company issued requests for proposals to interested parties on July 20, 1998. The Company has received bids for the California assets. These bids remain open and the Company has taken no action related to the bids.

    On November 5, 1998, the Company sold its Montana distribution assets to Flathead Electric Cooperative, Inc. and received proceeds of $89 million, net of taxes and customer refunds. The Company returned $4 million of the $8 million gain to Montana customers as negotiated with the MPSC and the Montana Consumer Counsel.

    In May 1998, PFS sold a majority of its investments in affordable housing for $80 million, which approximated book value.

    During 1997, the Company generated $1.8 billion of cash from the sale of PTI and PGC. A portion of the proceeds from the sale was used to repay short-term debt of Holdings. The remaining proceeds were invested in short-term money market instruments and Holdings temporarily advanced excess funds to PacifiCorp for retirement of short-term debt.

    In October 1998 Holdings paid a dividend of $500 million to PacifiCorp. PacifiCorp used the proceeds to pay down intercompany debt owed to Holdings. In January 1999, Holdings paid a dividend of $660 million to PacifiCorp. PacifiCorp used the proceeds to pay down short-term debt and intercompany debt and invested the remainder in money market funds.

    The Company believes that its existing and available capital resources are sufficient to meet working capital, dividend and construction needs in 1999.

BID FOR THE ENERGY GROUP

    During 1997 and 1998, the Company sought to acquire TEG, a diversified international energy group with operations in the United Kingdom, the United States and Australia. The Company made three tender offers for TEG, with the last offer valued at $11.1 billion, including the assumption of $4.1 billion of TEG's debt. In March 1998, another United States utility made a tender offer at a price higher than the

Company's offer and, on April 30, 1998, the Company announced that it would not increase its revised offer for TEG.

    The Company recorded an $86 million pretax charge to first quarter 1998 earnings, included in "TEG costs and option losses," for bank commitment and facility fees, legal expenses and other related costs incurred since the Company's original bid for TEG in June 1997. These costs had been deferred pending the outcome of the transaction.

    Upon initiation of the original tender offer in June 1997, the Company also entered into foreign currency exchange contracts. The financing facilities associated with the June 1997 offer for TEG terminated upon referral of the transaction to the MMC, and the Company initiated steps to unwind its foreign currency exchange positions consistent with its policies on derivatives. As a result of the termination of these positions and initial option costs, the Company realized an after-tax loss of approximately $65 million, or $0.22 per share, in the third quarter of 1997.

    Additionally, in connection with the attempt to acquire TEG, a subsidiary of the Company purchased approximately 46 million shares of TEG stock at a price of 820 pence per share, or $625 million. The Company recorded a $10 million gain on the sale of the TEG shares in June 1998. In addition, the Company incurred a pretax expense of $3 million in April 1998 in connection with closing its foreign currency option contract associated with the bid for TEG.

CAPITALIZATION

MILLIONS OF DOLLARS, EXCEPT PERCENTAGES                                   1998                  1997
----------------------------------------------------------------  --------------------  --------------------
Long-term debt..................................................  $   4,383         45% $   4,237         43%
Common equity...................................................      3,957         41      4,321         44
Short-term debt.................................................        560          6        555          5
Preferred stock.................................................        241          2        241          2
Preferred securities of Trusts..................................        341          4        340          4
Quarterly income debt securities................................        176          2        176          2
                                                                  ---------        ---  ---------        ---
  Total Capitalization..........................................  $   9,658        100% $   9,870        100%
                                                                  ---------        ---  ---------        ---
                                                                  ---------        ---  ---------        ---

    The Company manages its capitalization and liquidity position in a consolidated manner through policies established by senior management and approved by the Finance Committee of the Board of Directors. These policies have resulted from a review of historical and projected practices for businesses and industries that have financial and operating characteristics similar to the Company and its principal business operations.

    The Company's policies attempt to balance the interests of its shareholders, ratepayers and creditors. In addition, given the changes that are occurring within the industry and market segments in which the Company operates, these policies are intended to remain sufficiently flexible to allow the Company to respond to these developments.

    On a consolidated basis, the Company attempts to maintain total debt at 48% to 54% of capitalization. The debt to capitalization ratio was 51% at December 31, 1998. The Company also attempts to maintain a preferred stock ratio, including subordinated debt, at 8% to 12% of capitalization. The preferred stock ratio was 8% at December 31, 1998.

    The Company's announced plan to repurchase up to $750 million in common shares has been postponed pending the outcome of the proposed ScottishPower merger.

EQUITY AND DEBT TRANSACTIONS

    In January 1998, PacifiCorp Australia LLC ("PALLC") issued $400 million of 6.15% Notes due 2008. At the same time, in order to mitigate foreign currency exchange risk, PALLC entered into a series of currency exchange agreements in the same amount and for the same duration as the underlying United States denominated notes. The proceeds of the Notes were used to repay Australian bank bill borrowings.

    On May 12, 1998, the Company issued $200 million of 6.375% secured medium-term notes due May 15, 2008 in the form of First Mortgage Bonds. Proceeds were used to repay short-term debt.

    On November 6, 1998, the Company issued $200 million of its 5.65% Series of First Mortgage Bonds due November 1, 2006. Proceeds were used to repay short-term debt.

VARIABLE RATE LIABILITIES

MILLIONS OF DOLLARS                                                                                1998       1997
-----------------------------------------------------------------------------------------------  ---------  ---------
Domestic Electric Operations...................................................................  $     830  $     760
Australian Electric Operations.................................................................        278        269
Holdings and other.............................................................................         12         26
                                                                                                 ---------  ---------
                                                                                                 $   1,120  $   1,055
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Percentage of Total Capitalization.............................................................         12%        11%

    The Company's capitalization policy targets consolidated variable rate liabilities at between 10% and 25% of total capitalization.

AVAILABLE CREDIT FACILITIES

    At December 31, 1998, PacifiCorp had $700 million of committed bank revolving credit agreements. Regulatory authorities limited PacifiCorp to $1 billion of short-term debt, of which $370 million was outstanding at December 31, 1998. At December 31, 1998, subsidiaries of PacifiCorp had $826 million of committed bank revolving credit agreements. The Company had $532 million of short-term debt classified as long-term debt at December 31, 1998, as it had the intent and ability to support such short-term borrowings through the various revolving credit facilities on a long-term basis. See Notes 7 and 8 of Notes to Consolidated Financial Statements for additional information.

LIMITATIONS

    In addition to the Company's capital structure policies, its debt capacity is also governed by its credit agreements. PacifiCorp's principal debt limitation is a 60% debt to capitalization test contained in its principal credit agreements. Based on the Company's most restrictive credit agreements, management believes PacifiCorp and its subsidiaries could have borrowed an additional $2.5 billion of debt at December 31, 1998.

    Under PacifiCorp's principal credit agreement, it is an event of default if any person or group acquires 35% or more of PacifiCorp's common shares or if, during any period of 14 consecutive months, individuals who were directors of PacifiCorp on the first day of such period (and any new directors whose election or nomination was approved by such individuals and directors) cease to constitute a majority of the Board of Directors. PacifiCorp has obtained a waiver of this provision in $200 million of its credit facilities and expects to contact the remaining parties of the principal credit facilities requesting a waiver of this provision in anticipation of the ScottishPower merger.

RISK MANAGEMENT

    Risk is an inherent part of the Company's business and activities. The risk management process established by the Company is designed to identify, assess, monitor and manage each of the various types of risk involved in its business and activities. Central to its risk management process, the Company has established a senior risk management committee with overall responsibility for establishing and reviewing the Company's policies and procedures for controlling and managing its risks. The senior risk management committee relies on the Company's treasury department and its operating units to carry out its risk management directives and execute various hedging and energy trading strategies. The policies and procedures that guide the Company's risk management activities are contained in the Company's derivative policy.

    The risk management process established by the Company is designed to measure quantitative market risk exposure and identify qualitative market risk exposure in its businesses. To assist in managing the volatility relating to these exposures, the Company enters into various derivative transactions consistent with the Company's derivative policy. That policy, which was originally established in 1994, governs the Company's use of derivative instruments and its energy trading practices and contains the Company's credit policy and management information systems required to effectively monitor such derivative use. The Company's derivative policy provides for the use of only those instruments that have a close correlation with its portfolio of assets, liabilities or anticipated transactions. The derivative policy includes as its objective that interest rates and foreign exchange derivative instruments will be used for hedging and not for speculation. The derivative policy also governs the energy trading activities and is generally designed for hedging the Company's existing energy exposures but does provide for limited speculation activities within defined risk limits.

RISK MEASUREMENT

    VALUE AT RISK ANALYSIS

    The tests discussed below for exposure to interest rate and currency exchange rate fluctuations are based on a Value at Risk ("VAR") approach using a one-year horizon and a 95% confidence level and assuming a one-day holding period in normal market conditions. With the Company's energy trading activities, a 99.9% confidence level is used. The higher confidence level results from a more active management of the risk. The VAR model is a risk analysis tool that attempts to measure the potential losses in fair value, earnings or cash flow from changes in market conditions and does not purport to represent actual losses in fair value that may be incurred by the Company. The VAR model also calculates the potential gain in fair market value or improvement in earnings and cash flow associated with favorable market price movements.

    SENSITIVITY ANALYSIS

    The Company measures its market risk related to its commodities price exposure positions by utilizing a sensitivity analysis. This sensitivity analysis measures the potential loss or gain in fair value, earnings or cash flow based on a hypothetical immediate 10% change (increase or decrease) in prices for its commodity derivatives. The fair value of such positions are a summation of the fair values calculated for each commodity derivative by valuing each position at quoted futures prices or assumed forward prices.

EXPOSURE ANALYSIS

    INTEREST RATE EXPOSURE

    The Company's market risk to interest rate changes is primarily related to long-term debt with fixed interest rates. The Company uses interest rate swaps, forwards, futures and collars to adjust the characteristics of its liability portfolio. This strategy is consistent with the Company's capital structure policy which provides guidance on overall debt to equity and variable rate debt as a percent of capitalization levels for both the consolidated organization and its principal subsidiaries.

    The table below shows the potential loss in fair market value of the Company's interest rate sensitive positions as of December 31, 1997 and December 31, 1998, as well as the Company's quarterly high and low potential losses.

                                                                                  1998        1998
                                              CONFIDENCE    TIME                QUARTERLY   QUARTERLY
MILLIONS OF DOLLARS                            INTERVAL    HORIZON   12/31/97     HIGH         LOW      12/31/98
--------------------------------------------  ----------   -------   --------   ---------   ---------   --------
Interest Rate Sensitive Portfolio--FMV......      95%      1 day      $(21.1)    $(22.4)     $(18.4)     $(18.4)

    Because of the size of the Company's fixed rate portfolio and lower levels of short-term debt as a result of asset sales, the significant majority of this average daily exposure is a noncash fair market value exposure and generally not a cash or current interest expense exposure.

    CURRENCY RATE EXPOSURE

    The Company's market risk to currency rate changes is primarily related to its investment in the Australian Electric Operations. The Company uses currency swaps, currency forwards and futures to hedge its foreign activities and, where use is governed by the derivative policy, the Company utilizes Australian dollar denominated borrowings to hedge the majority of the foreign exchange risks associated with Australian Electric Operations. Results of hedging activities relating to foreign net asset exposure are reflected in the accumulated other comprehensive income section of shareholders' equity, offsetting a portion of the translation of the net assets of Australian Electric Operations.

    Gains and losses relating to qualifying hedges of foreign currency firm commitments (or anticipated transactions) are deferred on the balance sheet and are included in the basis of the underlying transactions. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. To the extent that anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses charged to earnings on a current basis.

    In addition to the foreign currency exposure related to its investment in Australian Electric Operations, the Company also includes in the currency rate exposure VAR analysis the mark-to-market risk associated with its energy supply related contracts for differences supporting its commitment to the customers of Australian Electric Operations.

    The table below shows the potential loss in pre-tax cash flow of the Company's currency rate sensitive positions as of December 31, 1997 and December 31, 1998, as well as the Company's quarterly high and low potential losses.

                                                                              1998        1998
                                          CONFIDENCE    TIME                QUARTERLY   QUARTERLY
MILLIONS OF DOLLARS                        INTERVAL    HORIZON   12/31/97     HIGH         LOW      12/31/98
----------------------------------------  ----------   -------   --------   ---------   ---------   --------
Currency Rate Exposure--Cash Flow.......      95%      1 day      $(2.3)      $(2.1)      $(0.9)     $(0.9)

    The December 1997 amounts have been restated to include Australian Electric Operations contracts for differences.

    COMMODITY PRICE EXPOSURE

    The Company's market risk to commodity price change is primarily related to its electricity and natural gas commodities which are subject to fluctuations due to unpredictable factors, such as weather, which impacts supply and demand. The Company's energy trading activities are governed by the derivative policy and the risk levels established as part of that policy.

    The Company's energy commodity price exposure arises principally from its electric supply obligation in the United States and Australia. In the United States, the Company manages this risk principally through the operation of its 8,445 MW generation and transmission system in the western Unites States and through its wholesale energy trading activities. Derivative instruments are not significantly utilized in the management of the Unites States electricity position. In Australia, the Victorian government currently limits the amount of generation that can be owned by an electric supply company and, as a result, the risk associated with Australian Electric Operations energy supply obligations is managed through the use of electricity forward contracts (referred to as "contracts for differences") with Victorian generators. Under these forward contracts, the Company receives or makes payment based on a differential between a contracted price and the actual spot market of electricity. Additionally, electricity futures contracts are utilized to hedge Domestic Electric Operations' excess or shortage of net electricity for future months. The changes in market value of such contracts have had a high correlation to the price changes of the hedged commodity. Derivative instruments, other than contracts for differences, are not significantly utilized in Australian Electric Operations' risk management process.

    Gains and losses relating to qualifying hedges of firm commitments or anticipated inventory transactions are deferred on the balance sheet and included in the basis of the underlying transactions.

    A sensitivity analysis has been prepared to estimate the Company's exposure to market risk related to commodity price exposure of its derivative positions for both natural gas and electricity. Based on the Company's derivative price exposure at December 31, 1998 and 1997, a near-term adverse change in commodity prices of 10% would negatively impact pre-tax earnings by $16 million and $12 million, respectively.

INFLATION

    Due to the capital-intensive nature of the Company's core businesses, inflation may have a significant impact on replacement of property, acquisition and development activities and final mine reclamation costs. To date, management does not believe that inflation has had a significant impact on any of the Company's other businesses.

YEAR 2000

    The Company's Year 2000 project has been underway since mid-1996. A standard methodology of inventory, assessment, remediation and testing of hardware, software and equipment has been implemented. The main areas of risk are in: power supply (generating plant and system controls); information technology (computer software and hardware); business disruption; and supply chain disruption. The first two areas of risk are within the Company's own business operations. The others are areas of risk the Company might face from interaction with other companies, such as critical suppliers and customers. The Company's plan is to have successfully identified, corrected and tested its existing critical systems by July 1, 1999. The Company requires that all new hardware or software be vendor certified Year 2000 ready before it is installed.

    A summary of the Company's progress to date in areas affected by Year 2000 issues is set forth in the following table:

                                                                                             ASSESSMENT        REMEDIATION
                                                                             INVENTORY      (% COMPLETED)      AND TESTING
                                                                           -------------  -----------------  ---------------
Electric Systems.........................................................          100               89                49
Computer Systems
  Central Applications To Correct........................................          100              100               100
  Central Applications To Replace........................................          100              100                75
  Desktop................................................................          100              100                30

    The Company's ability to maintain normal operations into the year 2000 will also be affected by Year 2000 readiness of third parties from whom the Company purchases products and services or with whom the Company exchanges information. As of January 25, 1999, the Company believes it had identified 100% of its critical third-party supplier relationships and requested that these parties report their Year 2000 readiness. At March 10, 1999, the critical third parties reported they would be Year 2000 ready on or before the dates in the table below:

                                                                                          PERCENT OF ALL CRITICAL THIRD
READINESS TARGET DATES (ON OR BEFORE)                                                             PARTIES READY
---------------------------------------------------------------------------------------  -------------------------------
12/31/1998.............................................................................                    22%
03/31/1999.............................................................................                    33
06/30/1999.............................................................................                    77
09/30/1999.............................................................................                    91
12/31/1999.............................................................................                    97
(no Readiness Target Date reported)....................................................                     3

    The Company is in contact with these third parties and their Year 2000 readiness information is updated as required.

    The Company is also in the process of identifying third parties that are "super critical." An elevated Year 2000 readiness assessment, which includes a site visit, will be performed for each of them. To date, one super critical vendor has been identified. That vendor supplies chemical reagents used in air emission control equipment at some generating plants. One week's supply can be maintained. The plants would be able to generate power, but after a week may not be able to meet air quality regulations. That vendor has advised the Company that it will be Year 2000 ready by September 30, 1999. An on-site assessment has been scheduled. The Company plans to identify all remaining "super critical" third parties by mid-April 1999.

    The Company has no single retail customer that accounts for more than 1.7% of its retail utility revenues and the 20 largest retail customers account for 13.9% of total retail electric revenues. The Company has not performed a formal assessment of its customers' Year 2000 readiness.

    The Company's mining operations contingency plan calls for increased stockpiles of fuel to be available to supply the generating plants.

    The Company, the North American Electric Reliability Council ("NERC") and the Western Systems Coordinating Council ("WSCC") are working closely together to ensure the integrity of the interconnected electrical distribution and transmission system in the Company's service area and the western United States. NERC coordinates the efforts of the ten regional electric reliability councils throughout the United States while WSCC is focused on reliable electric service in the western United States. These agencies require Year 2000 readiness for all interconnected electric utilities by July 1, 1999. The Company has submitted its draft contingency plans to the WSCC as required by NERC. The Company will participate in the NERC sponsored industry preparedness drill on April 9,1999.

    The Company's worst case planning scenario assumes the following:

    1. The public telecommunication system is not available or not functioning reliably for up to a week.

    2. At midnight on December 31, 1999, there is a near simultaneous loss of multiple generating units resulting in transmission system instability and regional black outs. Restoration of service will start immediately, but some areas may not be fully restored and stable for twenty-four hours.

    3. Temporary loss of automated transmission system monitoring and control systems. These functions must be performed manually during restoration.

    4. Temporary loss of customer billing system. Customers on billing cycles in the early part of the month may receive an estimated billing that will be adjusted the following month.

    5.  Temporary loss of receivables processing system.

    6. Temporary loss of automated payroll system. Employees will be paid, but some automated functions must be performed manually.

    7. Temporary loss of automated shareholder services systems. Information must be available to be accessed manually while automated systems are being restored.

    To address this potential scenario and in cooperation with efforts by NERC and WSCC, the Company plans to establish a precautionary posture for its system leading into December 31, 1999. This is similar to the posture taken when severe winter weather is anticipated in areas of its service territory. Regional connections would be deliberately disconnected only during, or immediately following, a system disturbance in order to prevent further cascading outages and to facilitate restoration. Additional personnel will be on hand at control centers. Facilities such as power plants and key major substations will also have additional personnel standing by. Backup systems will be serviced and tested, as appropriate, prior to the transition period. Additional generation will be brought on line for the transition period as needed.

    The Company is continuing to expand its extensive microwave network in 1999. Because this system is self-controlled and has been undergoing extensive analysis for Year 2000 readiness, the Company considers this a reliable alternative to the public telephone network if needed. Emergency power systems will be tested and made ready. In addition to the microwave system, the Company has an extensive radio network. Through integration of the Company's radio and microwave, Company personnel can effectively "dial-up" telephones throughout the Company's area. Radio units will be deployed at key locations during the transition period. The Company is also planning to station satellite telephones at system dispatching facilities and key power plants.

    The Company's payment processing system has been certified by the vendor as Year 2000 compliant. An emergency backup plan is being developed for deployment by the third quarter of 1999 to enable third party off-site processing of payments. Check issuance has been outsourced to a vendor who has represented that it will be Year 2000 ready by the end of March 1999. To the extent possible, accounts payable checks and wire transfers will be processed early in December. Arrangements are expected to be made with the Company's banks to cover critical payment obligations for up to seventy-two hours should wire transfers be disrupted. The Company uses two systems to maintain shareholder records, transfer stock, issue 1099 dividend statements and process dividend payments. One system is certified compliant now, and the other is expected to be Year 2000 ready by June 30, 1999.

    The Company has incurred $12.7 million in costs relating to the Year 2000 project through December 31, 1998. The majority of these costs have been incurred to repair software problems. Estimates of the total cost of the Year 2000 project are approximately $30 million, which will be principally funded from operating cash flows. This estimate does not include the cost of system replacements that will be Year 2000 compliant, but are not being installed primarily to resolve Year 2000 problems. Year 2000 information technology ("IT") remediation costs amount to approximately 5% of IT's budget. The Company has not delayed any IT projects that are critical to its operations as a result of Year 2000 remediation work. No independent verification of risk and cost estimates has been undertaken to date.

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

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for fiscal years beginning after June 15, 1999, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard will have an effect on the Company's financial position and results of operations; however, the magnitude of the effect will be determined by the hedges and derivatives that the Company has in place at the date of adoption of the standard. The effects in future periods will be dependent upon the derivatives and hedges in place at the end of each period.

    In December 1998, the EITF reached a consensus on Issue No. 98-10. "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," ("EITF 98-10"). EITF 98-10, which is effective for fiscal years beginning after December 15, 1998, requires energy trading contracts to be recorded at fair market value on the balance sheet, with the change in fair market value included in earnings for the period of the change. The Company anticipates that the cumulative effect of the adoption of EITF 98-10 at January 1, 1999 will be immaterial on the Company's financial position, results of operations and cash flows. Restatement of prior period financial statements for the adoption of EITF 98-10 is not permitted.

FORWARD-LOOKING STATEMENTS

    The information in the tables and text in this document includes certain forward-looking statements that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. There can be no assurance the results predicted will be realized. Actual results will vary from those represented by the forecasts, and those variations may be material.

    The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: utility commission practices; regional and international economic conditions; weather variations affecting customer usage; competition in bulk power and natural gas markets and hydroelectric and natural gas production; energy trading activities; environmental, regulatory and tax legislation, including industry restructure and deregulation initiatives; technological developments in the electricity industry; foreign exchange rates; the pending ScottishPower merger; proposed asset dispositions; and the cost of debt and equity capital. Any forward-looking statements issued by the Company should be considered in light of these factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included under "Risk Management," "Value at Risk Analysis," "Sensitivity Analysis," "Interest Rate Exposure," "Currency Rate Exposure" and "Commodity Price Exposure" on pages 45 through 47 of this Report under ITEM 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
Index To Consolidated Financial Statements:

  Report of Management.....................................................................................          52

  Independent Auditors' Report.............................................................................          53

  Statements Of Consolidated Income For Each
    Of The Three Years Ended December 31, 1998.............................................................          54

  Statements Of Consolidated Cash Flows For Each
    Of The Three Years Ended December 31, 1998.............................................................          55

  Consolidated Balance Sheets At December 31, 1998 And 1997................................................          56

  Statements Of Consolidated Changes In Common Shareholders' Equity For Each Of The Three Years Ended
    December 31, 1998......................................................................................          58

  Notes To Consolidated Financial Statements...............................................................          59

                              REPORT OF MANAGEMENT

    The management of PacifiCorp and its subsidiaries (the "Company") is responsible for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

    The Company's financial statements were audited by Deloitte & Touche LLP ("Deloitte & Touche"), independent public accountants. Management made available to Deloitte & Touche all the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

    Management of the Company established and maintains an internal control structure that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of materially fraudulent financial reporting. The Company maintains an internal auditing program that independently assesses the effectiveness of the internal control structure and recommends possible improvements. Deloitte & Touche considered that internal control structure in connection with their audit. Management reviews significant recommendations by the internal auditors and Deloitte & Touche concerning the Company's internal control structure and ensures appropriate cost-effective actions are taken.

    The Company's "Guide to Business Conduct" is distributed to employees throughout the Company to provide a basis for ethical standards and conduct. The guide addresses, among other things, potential conflicts of interests and compliance with laws, including those relating to financial disclosure and the confidentiality of proprietary information. In early 1998, the Company formed a Business Conduct Group in order to dedicate more resources to business conduct issues, and to provide more consistent and thorough communications and training in legal compliance and ethical conduct.

    The Audit Committee of the Board of Directors is comprised solely of outside directors. It meets at least quarterly with management, Deloitte & Touche, internal auditors and counsel to review the work of each and ensure the Committee's responsibilities are being properly discharged. Deloitte & Touche and internal auditors have free access to the Committee, without management present, to discuss, among other things, their audit work and their evaluations of the adequacy of the internal control structure and the quality of financial reporting.

Keith R. McKennon
Chairman, President and Chief Executive Officer

Robert R. Dalley
Controller and Chief Accounting Officer

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF PACIFICORP:

    We have audited the accompanying consolidated balance sheets of PacifiCorp and subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated income, consolidated changes in common shareholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of PacifiCorp and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Portland, Oregon
March 5, 1999

                       STATEMENTS OF CONSOLIDATED INCOME

FOR THE YEAR/MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                         1998       1997       1996
-------------------------------------------------------------------------------  ---------  ---------  ---------
REVENUES.......................................................................  $ 5,580.4  $ 4,548.9  $ 3,792.0
                                                                                 ---------  ---------  ---------
EXPENSES
  Purchased power..............................................................    2,821.5    1,605.0      923.9
  Other operations and maintenance.............................................    1,081.9    1,078.8    1,017.4
  Administrative and general...................................................      322.9      319.0      241.3
  Depreciation and amortization................................................      451.2      466.1      423.8
  Taxes, other than income taxes...............................................       98.7       98.9       99.3
  Special charges..............................................................      123.4      170.4         --
                                                                                 ---------  ---------  ---------
  Total........................................................................    4,899.6    3,738.2    2,705.7
                                                                                 ---------  ---------  ---------
INCOME FROM OPERATIONS.........................................................      680.8      810.7    1,086.3
                                                                                 ---------  ---------  ---------
INTEREST EXPENSE AND OTHER
  Interest expense.............................................................      371.6      437.8      415.0
  Interest capitalized.........................................................      (14.5)     (12.2)     (11.4)
  Losses from equity investments...............................................       13.9       12.8        4.1
  TEG costs and option losses..................................................       73.0      105.6         --
  Write down of investments in energy development companies....................       79.5         --         --
  Gain on sale of PGC..........................................................         --      (56.5)        --
  Minority interest and other..................................................      (12.4)     (21.5)      11.8
                                                                                 ---------  ---------  ---------
  Total........................................................................      511.1      466.0      419.5
                                                                                 ---------  ---------  ---------
Income from continuing operations before income taxes..........................      169.7      344.7      666.8
Income tax expense.............................................................       59.1      111.8      236.5
                                                                                 ---------  ---------  ---------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM....................      110.6      232.9      430.3
Discontinued operations (less applicable income tax expense/(benefit):
  1998/$(74.3), 1997/$361.1 and 1996/$47.4)....................................     (146.7)     446.8       74.6
Extraordinary loss from regulatory asset impairment (less applicable income tax
  benefit of $9.6).............................................................         --      (16.0)        --
                                                                                 ---------  ---------  ---------
NET INCOME (LOSS)..............................................................  $   (36.1) $   663.7  $   504.9
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
EARNINGS (LOSS) ON COMMON STOCK................................................  $   (55.4) $   640.9  $   475.1
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING--BASIC AND DILUTED (THOUSANDS).....    297,229    296,094    292,424

EARNINGS (LOSS) PER COMMON SHARE--BASIC AND DILUTED
  Continuing operations........................................................  $    0.30  $    0.71  $    1.37
  Discontinued operation.......................................................      (0.49)      1.50       0.25
  Extraordinary item...........................................................         --      (0.05)        --
                                                                                 ---------  ---------  ---------
  Total........................................................................  $   (0.19) $    2.16  $    1.62
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

         (See accompanying Notes to Consolidated Financial Statements)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE YEAR/MILLIONS OF DOLLARS                                                             1998       1997       1996
-----------------------------------------------------------------------------------------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)......................................................................  $   (36.1) $   663.7  $   504.9
  Adjustments to reconcile net income (loss) to net cash provided by continuing operations
    Losses (income) from discontinued operations.........................................      146.7      (81.7)     (74.6)
    Gain on disposal of discontinued operations..........................................         --     (365.1)        --
    Extraordinary loss from regulatory asset impairment..................................         --       16.0         --
    Write down of investments in energy development companies............................       79.5         --         --
    Depreciation and amortization........................................................      460.1      481.5      440.5
    Deferred income taxes and investment tax credits--net................................      (47.9)     (55.5)      26.1
    Special charges......................................................................      123.4      170.4         --
    Gain on sale of subsidiary and assets................................................      (11.0)     (56.5)        --
    Other................................................................................       23.0       46.0      (25.6)
    Accounts receivable and prepayments..................................................      (34.2)    (135.5)    (154.1)
    Materials, supplies, fuel stock and inventory........................................        6.2       (6.5)      26.8
    Accounts payable and accrued liabilities.............................................      (24.8)     159.1      144.4
                                                                                           ---------  ---------  ---------
  Net cash provided by continuing operations.............................................      684.9      835.9      888.4
  Net cash provided by (used in) discontinued operations.................................     (433.7)    (217.3)      37.0
                                                                                           ---------  ---------  ---------
Net Cash Provided by Operating Activities................................................      251.2      618.6      925.4
                                                                                           ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction...........................................................................     (609.9)    (577.7)    (528.1)
  Operating companies and assets acquired................................................      (44.8)     (65.6)    (199.4)
  Investments in and advances to affiliated companies--net...............................      (11.9)     (70.9)    (148.4)
  Proceeds from sales of assets..........................................................      111.0    1,666.3       49.3
  Proceeds from sales of finance assets and principal payments...........................      311.7      103.2       55.8
  Other..................................................................................      (31.8)     (58.5)     (10.5)
                                                                                           ---------  ---------  ---------
Net Cash Provided by (Used in) Investing Activities......................................     (275.7)     996.8     (781.3)
                                                                                           ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt.............................................................       71.5     (494.4)    (247.6)
  Proceeds from long-term debt...........................................................    1,829.0      726.4      567.6
  Proceeds from issuance of common stock.................................................       10.8       37.4      223.9
  Proceeds from issuance of preferred securities of Trust holding solely PacifiCorp
    debentures...........................................................................         --      130.6      209.6
  Dividends paid.........................................................................     (337.3)    (341.2)    (346.4)
  Repayments of long-term debt...........................................................   (1,731.6)    (779.6)    (284.5)
  Redemptions of capital stock...........................................................         --      (72.2)    (221.6)
  Other..................................................................................       24.4      (90.0)     (52.5)
                                                                                           ---------  ---------  ---------
Net Cash Used in Financing Activities....................................................     (133.2)    (883.0)    (151.5)
                                                                                           ---------  ---------  ---------
Increase/(Decrease) in Cash and Cash Equivalents.........................................     (157.7)     732.4       (7.4)
Cash and Cash Equivalents at Beginning of Year...........................................      740.8        8.4       15.8
                                                                                           ---------  ---------  ---------
Cash and Cash Equivalents at End of Year.................................................  $   583.1  $   740.8  $     8.4
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

         (See accompanying Notes to Consolidated Financial Statements)

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31/MILLIONS OF DOLLARS                                                              1998        1997
----------------------------------------------------------------------------------------  ----------  ----------
                                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................................  $    583.1  $    740.8
  Accounts receivable less allowance for doubtful accounts: 1998/$18.0 and 1997/$17.7...       703.2       723.9
  Materials, supplies and fuel stock at average cost....................................       175.8       181.9
  Net assets of discontinued operations and assets held for sale........................       192.4       223.4
  Real estate investments held for sale.................................................          --       272.2
  Other.................................................................................        87.9        55.1
                                                                                          ----------  ----------
  Total Current Assets..................................................................     1,742.4     2,197.3

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations
    Production..........................................................................     4,844.2     4,720.6
    Transmission........................................................................     2,102.3     2,087.8
    Distribution........................................................................     3,319.7     3,244.0
    Other...............................................................................     1,947.0     1,784.8
    Construction work in progress.......................................................       246.8       257.4
                                                                                          ----------  ----------
    Total Domestic Electric Operations..................................................    12,460.0    12,094.6
  Australian Electric Operations........................................................     1,140.4     1,161.2
  Other Operations......................................................................        22.2        31.0
  Accumulated depreciation and amortization.............................................    (4,553.2)   (4,240.0)
                                                                                          ----------  ----------
  Total Property, Plant and Equipment--net..............................................     9,069.4     9,046.8

OTHER ASSETS
  Investments in and advances to affiliated companies...................................       114.9       166.1
  Intangible assets--net................................................................       369.4       399.0
  Regulatory assets--net................................................................       795.5       871.1
  Finance note receivable...............................................................       204.9       211.2
  Finance assets--net...................................................................       313.7       349.8
  Deferred charges and other............................................................       378.3       385.7
                                                                                          ----------  ----------
  Total Other Assets....................................................................     2,176.7     2,382.9
                                                                                          ----------  ----------

TOTAL ASSETS............................................................................  $ 12,988.5  $ 13,627.0
                                                                                          ----------  ----------
                                                                                          ----------  ----------

         (See accompanying Notes to Consolidated Financial Statements)

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31/MILLIONS OF DOLLARS                                                              1998        1997
----------------------------------------------------------------------------------------  ----------  ----------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Long-term debt currently maturing.....................................................  $    299.5  $    365.4
  Notes payable and commercial paper....................................................       260.6       189.2
  Accounts payable......................................................................       566.2       546.7
  Taxes, interest and dividends payable.................................................       282.7       677.4
  Customer deposits and other...........................................................       168.0        84.9
                                                                                          ----------  ----------
  Total Current Liabilities.............................................................     1,577.0     1,863.6

DEFERRED CREDITS
  Income taxes..........................................................................     1,542.6     1,666.2
  Investment tax credits................................................................       125.3       135.2
  Other.................................................................................       646.1       646.3
                                                                                          ----------  ----------
  Total Deferred Credits................................................................     2,314.0     2,447.7

LONG-TERM DEBT..........................................................................     4,559.3     4,413.0

COMMITMENTS AND CONTINGENCIES (See Note 13).............................................      --          --

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES...       340.5       340.4

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION.........................................       175.0       175.0

PREFERRED STOCK.........................................................................        66.4        66.4

COMMON EQUITY
  Common shareholders' capital shares authorized 750,000,000; shares outstanding:
    1998/297,343,422 and 1997/296,908,110...............................................     3,285.0     3,274.2
  Retained earnings.....................................................................       732.0     1,106.3
  Accumulated other comprehensive income................................................       (60.7)      (59.6)
                                                                                          ----------  ----------
  Total Common Equity...................................................................     3,956.3     4,320.9
                                                                                          ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................  $ 12,988.5  $ 13,627.0
                                                                                          ----------  ----------
                                                                                          ----------  ----------

         (See accompanying Notes to Consolidated Financial Statements)

       STATEMENTS OF CONSOLIDATED CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                       COMMON SHAREHOLDERS'
                                                                                            ACCUMULATED
                                                             CAPITAL                           OTHER            TOTAL
                                                       --------------------   RETAINED     COMPREHENSIVE    COMPREHENSIVE
MILLIONS OF DOLLARS/THOUSANDS OF SHARES                 SHARES     AMOUNT     EARNINGS        INCOME        INCOME (LOSS)
-----------------------------------------------------  ---------  ---------  -----------  ---------------  ---------------
BALANCE, JANUARY 1, 1996.............................    284,277  $ 3,012.9   $   632.4      $      --        $      --
Comprehensive income
  Net income.........................................         --         --       504.9             --            504.9
  Other comprehensive income
    Foreign currency translation adjustment, net of
      tax of $8.0....................................         --         --          --           12.7             12.7
Cash dividends declared
  Preferred stock....................................         --         --       (29.1)            --               --
  Common stock.......................................         --         --      (317.9)            --               --
Preferred stock retired..............................         --         --        (7.5)            --               --
Sales to public......................................      8,790      177.8          --             --               --
Sales through Dividend Reinvestment and Stock
  Purchase Plan......................................      2,073       43.2          --             --               --
Redemptions and repurchases..........................         --        2.9          --             --               --
                                                       ---------  ---------  -----------        ------           ------
BALANCE, DECEMBER 31, 1996...........................    295,140    3,236.8       782.8           12.7        $   517.6
                                                                                                                 ------
                                                                                                                 ------
Comprehensive income
  Net income.........................................         --         --       663.7             --        $   663.7
  Other comprehensive income
    Foreign currency translation adjustment, net of
      tax of $46.9...................................         --         --          --          (72.3)           (72.3)
Cash dividends declared
  Preferred stock....................................         --         --       (20.0)            --               --
  Common stock.......................................         --         --      (320.0)            --               --
Preferred stock retired..............................         --         --        (0.2)            --               --
Sales through Dividend Reinvestment and Stock
  Purchase Plan......................................      1,768       37.4          --             --               --
                                                       ---------  ---------  -----------        ------           ------
BALANCE, DECEMBER 31, 1997...........................    296,908    3,274.2     1,106.3          (59.6)       $   591.4
                                                                                                                 ------
                                                                                                                 ------
Comprehensive income (loss)
  Net loss...........................................         --         --       (36.1)            --        $   (36.1)
  Other comprehensive income (loss)
    Unrealized gain on available-for-sale securities,
      net of tax of $3.8.............................         --         --          --            6.2              6.2
    Foreign currency translation adjustment, net of
      tax of $4.0....................................         --         --          --           (7.3)            (7.3)
Cash dividends declared
  Preferred stock....................................         --         --       (17.2)            --               --
  Common stock.......................................         --         --      (321.0)            --               --
Sales through Dividend Reinvestment and Stock
  Purchase Plan......................................        346        9.1          --             --               --
Stock options exercised..............................         89        1.7          --             --               --
                                                       ---------  ---------  -----------        ------           ------
BALANCE, DECEMBER 31, 1998...........................    297,343  $ 3,285.0   $   732.0      $   (60.7)       $   (37.2)
                                                       ---------  ---------  -----------        ------           ------
                                                       ---------  ---------  -----------        ------           ------

         (See accompanying Notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements of PacifiCorp include its integrated domestic electric utility operating divisions of Pacific Power and Utah Power and its wholly owned and majority owned subsidiaries (the "Company" or "Companies"). Major subsidiaries, all of which are wholly owned, are: PacifiCorp Group Holdings Company ("Holdings"), which holds directly or through its wholly owned subsidiary, PacifiCorp International Group Holdings Company, all of the Company's nonintegrated electric utility investments, including Powercor Australia Limited ("Powercor"), an Australian electricity distributor, and PacifiCorp Financial Services, Inc. ("PFS"), a financial services business. Significant intercompany transactions and balances have been eliminated.

    Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximate the Company's equity in their underlying net book value.

    During October 1998, the Company decided to exit its energy trading business, which consists of TPC Corporation ("TPC") and PacifiCorp Power Marketing ("PPM"). See Note 4.

    The Company sold its wholly owned telecommunications subsidiary, Pacific Telecom, Inc. ("PTI"), on December 1, 1997. See Note 4. The Company sold Pacific Generation Company ("PGC") on November 5, 1997, and the natural gas gathering and processing assets of TPC on December 1, 1997. During May 1998, the Company sold a majority of the real estate assets held by PFS. See Note 16.

    The Company has also decided to exit the majority of its other energy development businesses and has recorded them at estimated net realizable value less selling costs. See Note 16.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

REGULATION

    Accounting for the majority of the domestic electric utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by agencies and the commissions of the various locations in which the domestic electric utility business operates. The Company prepares its financial statements as they relate to Domestic Electric Operations in accordance with Statement of Financial Accounting Standards ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." See
Note 5.

ASSET IMPAIRMENTS

    Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Such reviews are done in accordance with SFAS No.
121. The impacts of regulation on cash flows are considered when determining impairment. Impairment losses on long-lived assets are recognized when book values exceed expected undiscounted future cash flows. If impairment exists, the asset's book value will be written down to its fair value.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    For the purposes of these financial statements, the Company considers all liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents.

FOREIGN CURRENCY

    Financial statements for foreign subsidiaries are translated into United States dollars at end of period exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation gains or losses are accumulated in the "accumulated other comprehensive income" account, a component of common equity and comprehensive income. All gains and losses resulting from foreign currency transactions are included in the determination of net income.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at original cost of contracted services, direct labor and materials, interest capitalized during construction and indirect charges for engineering, supervision and similar overhead items. The cost of depreciable domestic electric utility properties retired, including the cost of removal, less salvage, is charged to accumulated depreciation.

DEPRECIATION AND AMORTIZATION

    At December 31, 1998, the average depreciable lives of property, plant and equipment by category were: Domestic Electric Operations--Production, 37 years; Transmission, 42 years; Distribution, 30 years; Other, 16 years; and Australian Electric Operations, 23 years.

    Depreciation and amortization is generally computed by the straight-line method in the following manner: As prescribed by the Company's various regulatory jurisdictions for Domestic Electric Operations' regulated assets; and over the estimated useful lives of the related assets for Domestic Electric Operations' nonregulated generation resource assets and for other nonregulated assets. Provisions for depreciation (excluding amortization of capital leases) in the domestic electric and Australian electric businesses were 3.3%, 3.4% and 3.2% of average depreciable assets in 1998, 1997 and 1996, respectively.

MINE RECLAMATION AND CLOSURE COSTS

    The Company expenses current mine reclamation costs and accrues for estimated final mine reclamation and closure costs using the units-of-production method.

INVENTORY VALUATION

    Inventories are generally valued at the lower of average cost or market.

INTANGIBLE ASSETS

    Intangible assets consist of license and other intangible costs relating to Australian Electric Operations ($375 million and $24 million, respectively, in 1998 and $393 million and $26 million, respectively, in 1997). These costs are offset by accumulated amortization ($30 million in 1998 and $20 million in 1997). Licenses and other intangible costs are generally being amortized over 40 years. Intangible assets decreased $18 million in 1998 due to lower foreign currency exchange rates.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FINANCE ASSETS

    Finance assets consist of finance receivables, leveraged leases and operating leases and are not significant to the Company in terms of revenue, net income or assets. The Company's leasing operations consist principally of leveraged aircraft leases. Investments in finance assets are net of allowances for credit losses and accumulated impairment charges of $27 million and $47 million at December 31, 1998 and 1997, respectively.

DERIVATIVES

    Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are recognized in income as part of the carrying amounts. Gains and losses related to hedges of anticipated transactions and firm commitments are deferred on the balance sheet and recognized in income when the transaction occurs. Nonhedged derivative instruments are marked-to-market with gains or losses recognized in the determination of net income.

INTEREST CAPITALIZED

    Costs of debt applicable to domestic electric utility properties are capitalized during construction. The composite capitalization rates were 5.7% for 1998 and 1997 and 5.6% for 1996.

INCOME TAXES

    The Company uses the liability method of accounting for deferred income taxes. Deferred tax liabilities and assets reflect the expected future tax consequences, based on enacted tax law, of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts.

    Prior to 1980, Domestic Electric Operations did not provide deferred taxes on many of the timing differences between book and tax depreciation. In prior years, these benefits were flowed through to the utility customer as prescribed by the Company's various regulatory jurisdictions. Deferred income tax liabilities and regulatory assets have been established for those flow through tax benefits. See Note 14.

    Investment tax credits for regulated Domestic Electric Operations are deferred and amortized to income over periods prescribed by the Company's various regulatory jurisdictions.

    Provisions for United States income taxes are made on the undistributed earnings of the Company's international businesses.

REVENUE RECOGNITION

    The Company accrues estimated unbilled revenues for electric services provided after cycle billing to month-end.

COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This statement requires items reported as a component of common equity be more prominently reported in a separate financial statement as a component of comprehensive income. As permitted by SFAS 130, the Company has not included a statement of comprehensive income. Instead the Company included the amounts on the Statement of Consolidated Changes in Common Shareholders' Equity.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ENERGY TRADING

    Revenues and purchased energy expense for the Company's energy trading and marketing activities are recorded upon delivery of electricity. Beginning January 1, 1999, the Company will apply marked-to-market accounting for all energy trading activities and present the net margin.

PREFERRED STOCK RETIRED

    Amounts paid in excess of the net carrying value of preferred stock retired are amortized over five years in accordance with regulatory orders.

STOCK BASED COMPENSATION

    As permitted by SFAS 123, "Accounting for Stock Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

EARNINGS PER COMMON SHARE

    The Company computes Earnings per Common Share ("EPS") based on SFAS 128, "Earnings per Share." Basic EPS is computed by dividing earnings on common stock by the weighted average number of common shares outstanding. Diluted EPS for the Company is computed by dividing earnings on common stock by the weighted average number of common shares outstanding, including shares that would be outstanding assuming the exercise of granted stock options. The Company's basic and diluted EPS are the same for all periods presented herein.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for fiscal years beginning after June 15, 1999, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Adoption of this standard will have an effect on the Company's financial position and results of operations. The magnitude of the effect will be determined by the hedges and derivatives that the Company has in place at the adoption of the standard. The effects in future periods will be dependent upon the derivatives and hedges in place at the end of each period.

    In December 1998, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 98-10. "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," ("EITF 98-10"). EITF 98-10, which is effective for fiscal years beginning after December 15, 1998, requires energy trading contracts to be recorded at fair market value on the balance sheet, with the change in fair market value included in earnings for the period of the change. The Company anticipates that the cumulative effect of the adoption of EITF 98-10 at January 1, 1999 will be immaterial on the Company's financial position, results of operation and cash flows. Restatement of prior period financial statements for the adoption of EITF 98-10 is not permitted.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATION

    Certain amounts from prior years have been reclassified to conform with the 1998 method of presentation. These reclassifications had no effect on previously reported consolidated net income.

NOTE 2  PROPOSED SCOTTISHPOWER MERGER

    On December 6, 1998, PacifiCorp signed an Agreement and Plan of Merger with Scottish Power plc ("ScottishPower") and NA General Partnership. ScottishPower subsequently announced its intention to establish a new holding company for the ScottishPower group pursuant to a court approved reorganization in the U.K. Accordingly, on February 23, 1999, the parties executed an amended and restated merger agreement (the "Agreement") under which PacifiCorp will become an indirect, wholly owned subsidiary of the new holding company, which will be renamed Scottish Power plc ("New ScottishPower"), and ScottishPower will become a sister company to PacifiCorp. PacifiCorp will continue to operate under its current name, and its headquarters will remain in Portland, Oregon.

    In the merger, each share of PacifiCorp's common stock will be converted into the right to receive 0.58 New ScottishPower American Depositary Shares ("ADS") (each New ScottishPower ADS represents four ordinary shares), which will be listed on the New York Stock Exchange, or, upon the proper election of the holders of PacifiCorp's common stock, 2.32 ordinary shares of New ScottishPower, which will be listed on the London Stock Exchange.

    If the proposed reorganization is not completed, the parties will proceed under the original agreement, and PacifiCorp will become an indirect, wholly owned subsidiary of ScottishPower. The merger is not conditional on the reorganization becoming effective nor is the reorganization conditional upon the merger becoming effective.

    Both companies' boards of directors have approved the Agreement. However, before the transactions under the Agreement can be consummated, a number of conditions must be satisfied, including obtaining approvals and consents from shareholders of both companies, the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission, the regulatory commissions in certain of the states served by the Company and Australian regulatory authorities. The parties have received early termination of the waiting period under the provisions of the Hart-Scott-Rodino Antitrust Improvement Act. Hearings on the merger have been scheduled for July and August 1999 by the Oregon, Utah, Wyoming and Idaho commissions. Both companies expect to have shareholder meetings in mid-1999 requesting shareholder approval of the merger.

    The Agreement requires that the Company pay a $250 million termination fee to New ScottishPower under certain circumstances following a bona fide proposal by a third party to acquire the Company. The Agreement requires New ScottishPower to pay a $250 million termination fee to the Company if the Company terminates the Agreement upon a change in control of New ScottishPower. In addition, the Agreement requires each party to pay a $10 million termination fee if, under certain circumstances, its shareholder approval is not obtained and the other party's shareholder approval is obtained.

    During 1998, the Company incurred $13 million in costs associated with the proposed ScottishPower merger.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 3  BID FOR THE ENERGY GROUP

    During 1997 and 1998, the Company sought to acquire The Energy Group PLC ("TEG"), a diversified international energy group with operations in the United Kingdom, the United States and Australia. The Company made three tender offers for TEG. The last offer was valued at $11.1 billion, including the assumption of $4.1 billion of TEG's debt. In March 1998, another United States utility made a tender offer at a price higher than the Company's offer and on April 30, 1998, the Company announced that it would not increase its revised offer for TEG.

    The Company recorded an $86 million pretax charge ($54 million after-tax, or $0.18 per share) to first quarter 1998 earnings, included in "TEG costs and option losses," for bank commitment and facility fees, legal expenses and other related costs incurred since the Company's original bid for TEG in June of 1997. These costs had been deferred pending the outcome of the transaction. The Company incurred a pretax expense of $3 million ($2 million after-tax, or $0.01 per share) in April 1998 in connection with closing its foreign currency option contract associated with the bid for TEG.

    Additionally, in connection with the attempt to acquire TEG, a subsidiary of the Company purchased approximately 46 million shares of TEG at a price of 820 pence per share, or $625 million. The Company recorded a pretax gain on the TEG shares of $16 million ($10 million after-tax, or $0.03 per share) when they were sold on June 2, 1998.

    Upon initiation of the original tender offer in June 1997, the Company also entered into foreign currency exchange contracts. The financing facilities associated with the June 1997 offer for TEG terminated upon referral to the Monopolies and Mergers Commission and the Company initiated steps to unwind its foreign currency exchange positions consistent with its policies on derivatives. As a result of the termination of these positions and initial option costs, the Company realized a pretax loss of approximately $106 million ($65 million after-tax, or $0.22 per share) in the third quarter of 1997.

NOTE 4  DISCONTINUED OPERATIONS

    In October 1998, the Company decided to exit its energy trading business by offering for sale TPC, and ceasing the operations of PPM, which conducted electricity trading in the eastern United States. PPM's activities in the eastern United States have been discontinued and all forward electricity trading has been closed and is going through settlement. PPM will continue to honor contracts to manage the power supply of two municipalities, the longest of such contracts will expire in late 1999. Holdings entered into an agreement, dated February 9, 1999, to sell TPC for approximately $133 million. In addition, a working capital adjustment will be calculated and paid following closing of the TPC transaction, which is expected during the first half of 1999.

    As a result of the pending sale agreement for TPC and the results of discontinued operations from September 30 to December 31, the Company adjusted its losses from discontinued operations as of the end

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 4  DISCONTINUED OPERATIONS (CONTINUED)
of 1998. The following table sets forth the changes in the write down of the energy trading segment value and the anticipated losses to the sale or exit of those operations.

                                                                                  AT SEPTEMBER 30  AT DECEMBER 31
MILLIONS OF DOLLARS                                                                    1998             1998
--------------------------------------------------------------------------------  ---------------  ---------------
Write down of segment net assets................................................     $   138.5        $    83.5
Estimated operating losses to disposal date.....................................          20.0             52.3
Estimated employee related costs................................................          14.0              9.0
Estimated facilities related costs..............................................           2.2              3.4
Estimated selling and other costs...............................................           3.5              6.8
                                                                                        ------           ------
Total...........................................................................     $   178.2        $   155.0
                                                                                        ------           ------
                                                                                        ------           ------

    Operating losses from September 30 through December 31, 1998 amounted to $37.9 million and represented cash contributions to the energy trading segment. A majority of the remaining anticipated losses of this segment are expected to be incurred in the first half of 1999.

    On December 1, 1997, Holdings completed the sale of PTI to Century Telephone Enterprises, Inc. ("Century"). Pursuant to a stock purchase agreement dated June 11, 1997, Century acquired all the stock of PTI for $1.5 billion in cash plus the assumption of PTI's debt of $713 million. The sale resulted in a gain of $365 million net of income taxes of $306 million, or $1.23 per share. A portion of the proceeds from the sale of PTI were used to repay short-term debt of Holdings. The remaining proceeds were invested in short-term money market instruments and Holdings temporarily advanced excess funds to Domestic Electric Operations for retirement of short-term debt.

    The net assets, operating results and cash flows of the energy trading segment and PTI have been classified as discontinued operations for all periods presented in the consolidated financial statements and notes.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 4  DISCONTINUED OPERATIONS (CONTINUED)

    Summarized operating results for unregulated energy trading were as follows:

FOR THE YEAR ENDED DECEMBER 31/MILLIONS OF DOLLARS                           1998          1997           1996
-----------------------------------------------------------------------  ------------  -------------  -------------
Revenues...............................................................   $  2,961.4    $   1,729.0     $    11.7
                                                                         ------------  -------------       ------
Loss from discontinued operations (less applicable income tax benefit:
  1998/$24.3, 1997/$2.3, 1996/$--).....................................   $    (41.7)   $      (7.5)    $    (0.1)
Loss on disposal, including provision of $52.3 for operating losses
  during phase-out period (less applicable income tax benefit $50.0)...       (105.0)            --            --
                                                                         ------------  -------------       ------
Net loss...............................................................   $   (146.7)   $      (7.5)    $    (0.1)
                                                                         ------------  -------------       ------

    Summarized operating results for PTI were as follows:

                                                                           FOR THE        ELEVEN         FOR THE
                                                                          YEAR ENDED   MONTHS ENDED    YEAR ENDED
                                                                         DECEMBER 31    NOVEMBER 30    DECEMBER 31
MILLIONS OF DOLLARS                                                          1998          1997           1996
-----------------------------------------------------------------------  ------------  -------------  -------------
Revenues...............................................................   $       --    $     522.4     $   521.1
                                                                         ------------  -------------       ------
Income from discontinued operations (less applicable income tax
  expense: 1997/$57.6 and 1996/$47.4)..................................   $       --    $      89.2     $    74.7
Gain on disposal (less applicable income tax expense of $305.8)........           --          365.1            --
                                                                         ------------  -------------       ------
Net income.............................................................   $       --    $     454.3     $    74.7
                                                                         ------------  -------------       ------
Total income (loss) from discontinued operations.......................   $   (146.7)   $     446.8     $    74.6
                                                                         ------------  -------------       ------
                                                                         ------------  -------------       ------

    Net assets of the discontinued operations of the energy trading segment and assets held for sale consisted of the following:

DECEMBER 31/MILLIONS OF DOLLARS                                                                    1998       1997
-----------------------------------------------------------------------------------------------  ---------  ---------
Current assets.................................................................................  $   148.5  $   208.5
Noncurrent assets..............................................................................      152.7      269.5
Current liabilities............................................................................      (96.0)    (241.9)
Long-term debt.................................................................................       (1.3)      (1.5)
Noncurrent liabilities.........................................................................      (28.9)     (11.2)
Assets held for sale...........................................................................       17.4         --
                                                                                                 ---------  ---------
Net Assets of Discontinued Operations and Assets Held for Sale.................................  $   192.4  $   223.4
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    In 1998, Holdings recorded $34 million of additional liabilities in "Customer deposits and other" relating to the sale of the discontinued operations.

NOTE 5  ACCOUNTING FOR THE EFFECTS OF REGULATION

    Regulated utilities have historically applied the provisions of SFAS 71 which is based on the premise that regulators will set rates that allow for the recovery of a utility's costs, including cost of capital.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 5  ACCOUNTING FOR THE EFFECTS OF REGULATION (CONTINUED)
Accounting under SFAS 71 is appropriate as long as: rates are established by or subject to approval by independent, third-party regulators; rates are designed to recover the specific enterprise's cost-of-service; and in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be collected from customers. In applying SFAS 71, the Company must give consideration to changes in the level of demand or competition during the cost recovery period. In accordance with SFAS 71, Domestic Electric Operations capitalizes certain costs as regulatory assets in accordance with regulatory authority whereby those costs will be expensed and recovered in future periods.

    The EITF of the FASB concluded in 1997 that SFAS 71 should be discontinued when detailed legislation or regulatory order regarding competition is issued. Additionally, the EITF concluded that regulatory assets and liabilities applicable to businesses being deregulated should be written off unless their recovery is provided for through future regulated cash flows.

    Legislative actions in California and Montana during 1996 and 1997 mandated customer choice of electricity supplier, moving away from cost-based regulation to competitive market rates for the generation portion of the electric business. As a result of these legislative actions, the Company evaluated its generation regulatory assets and liabilities in California and Montana based upon future regulated cash flows and ceased the application of SFAS 71 to its generation business allocable to California and Montana. Domestic Electric Operations recorded an extraordinary loss of $16 million, or $0.05 per share, in 1997 for the write off of regulatory assets in these states. The regulatory assets written off resulted primarily from deferred taxes allocated to California and Montana. The allocation among the states was based on plant balances.

    In 1998, the Company announced its intent to sell its California and Montana electric distribution assets. This action was in response to the continued decline in earnings on the assets and the changes in the legislative and regulatory environments in these states. The Company issued requests for proposals to interested parties on July 20, 1998. On November 5, 1998, the Company sold its Montana electric distribution assets to Flathead Electric Cooperative, Inc. and received proceeds of $89 million, net of taxes and customer refunds. The Company returned $4 million of the $8 million gain on the sale to Montana customers as negotiated with the Montana Public Service Commission and the Montana Consumer Counsel. The Company has received bids for its California electric distribution assets. These bids remain open and the Company is holding discussions with the bidders.

    Regulatory assets-net included the following:

DECEMBER 31/MILLIONS OF DOLLARS                                                                    1998       1997
-----------------------------------------------------------------------------------------------  ---------  ---------
Deferred taxes--net(a).........................................................................  $   602.9  $   650.1
Demand-side resource costs.....................................................................       96.9      108.3
Unamortized net loss on reacquired debt........................................................       53.4       60.6
Unrecovered Trojan Plant and regulatory study costs............................................       22.2       23.0
Various other costs............................................................................       20.1       29.1
                                                                                                 ---------  ---------
Total..........................................................................................  $   795.5  $   871.1
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

------------------------

(a) Excludes $125 million in 1998 and $135 million in 1997 of investment tax credit regulatory liabilities.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 5  ACCOUNTING FOR THE EFFECTS OF REGULATION (CONTINUED)
    The Company operates in five other states (Oregon, Utah, Wyoming, Washington and Idaho) that are in various stages of addressing deregulation of the electricity industry. At December 31, 1998, approximately $350 million of the $796 million total regulatory assets--net was applicable to generation. Potential regulatory or legislative actions in the states may result in additional write offs and charges.

    The Company evaluates the recovery of all their regulatory assets annually. The evaluation includes the probability of recovery as well as changes in the regulatory environment. The regulatory assets associated with pensions are substantially comprised of prior work force reductions and a deferred compensation plan whose preexisting liabilities were transferred to the Company's pension plan. In late 1997, because of the legislative actions taken by California and Montana relating to the process of deregulation coupled with the Company's belief that other regulatory bodies would proceed with deregulation, the Company evaluated its regulatory assets for potential impairment. This evaluation revealed that the deferred regulatory pension asset was the least likely of the regulatory assets to be recovered and the Company at that time decided not to seek recovery of this regulatory asset. As a result of the evaluation and decision, the Company recorded an $87 million write off of its deferred regulatory pension asset in 1997. During 1998, evolution toward deregulation continued, albeit at a slower pace. Accordingly, the Company is evaluating its position with respect to seeking recovery of these costs through rates. The probability of such recovery cannot presently be determined.

    During 1997, the Utah Public Service Commission (the "UPSC") held hearings on the method used in allocating common (generation, transmission and corporate related) costs among the Company's jurisdictions and issued an order in April 1998. Under the order, differences in allocations associated with the 1989 merger of Pacific Power & Light Company and Utah Power & Light Company were to be eliminated over five years on a straight-line basis. The phase-out of the differences was to be completed by January 1, 2001 and could have reduced Utah customer prices by about $50 to $60 million annually once fully implemented. The ratable impact of this order was to be included in a general rate case thereby combining it with all other cost-of-service items in determining the ultimate impact on customer prices.

    In 1998, the UPSC commenced a general rate case to consider the impact of the April 1998 allocation order, other cost-of-service issues and the appropriateness of the Company's authorized rate of return on equity. On March 4, 1999, an order was issued by the UPSC in the general rate case. The order requires the Company to reduce revenues in the state of Utah by $85 million, or 12%, annually. The UPSC also ordered that the allocation order be implemented immediately and not phased-in as originally ordered. Additionally, the UPSC ordered a refund to be issued through a credit on customer bills of $40 million. The Company recorded a $38 million reduction in revenues in 1998 and will record $2 million in 1999. The refund covers a period from March 14, 1997 to February 28, 1999. The beginning date is consistent with the timing of Utah legislation imposing a moratorium on rate changes after the Utah Division of Public Utilities and the Utah Committee of Consumer Services requested a general rate case. The $85 million reduction will commence on March 1, 1999. The order also reduced the Company's authorized rate of return on equity from 12.1% to 10.5%.

    The Company has asked the UPSC to reconsider issues in the order involving approximately $41 million of the $85 million rate decrease. Among these issues is the method of implementing the April 1998 allocation order. The Company is not seeking reconsideration of the reduction in its authorized return on equity to 10.5% nor the changes in the way costs are allocated among the six states served by the Company.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 6  SPECIAL CHARGES

    In January 1998, the Company announced a plan to reduce its work force in the United States by approximately 600 positions, or 7% of the work force in the United States. The Company offered enhanced early retirement to approximately 1,200 employees. The actual net work force reduction from this program was 759 positions, with 981 employees accepting the offer and 222 vacated positions backfilled. The pretax cost of $113 million ($70 million after-tax, or $0.24 per share) was recorded in the first quarter of 1998.

    In the fourth quarter of 1998, the Company initiated a cost reduction program that included involuntary employee severance and enhanced early retirement for employees who met certain age and service criteria and were displaced in conjunction with the cost reduction initiatives. Approximately 167 employees were displaced, with 35 of them eligible for the enhanced early retirement, and the Company recorded a $10 million ($6 million after-tax, or $0.02 per share) expense in special charges. It is anticipated that these amounts will be paid out in early 1999.

    Below is a summary of the accrual recorded and payments made related to the work force reduction initiatives described above.

                                                                                            RETIREMENT    SEVERANCE
MILLIONS OF DOLLARS                                                                TOTAL     BENEFITS     AND OTHER
-------------------------------------------------------------------------------  ---------  -----------  -----------
Accruals recorded..............................................................  $   123.4   $   108.7    $    14.7
Payments.......................................................................       (9.8)         --         (9.8)
Additions to accrued pension costs:
  Termination benefits.........................................................     (110.9)     (110.9)          --
  Net recognized gain..........................................................       22.3        22.3           --
Additions to postretirement benefit costs:
  Termination benefits.........................................................      (11.0)      (11.0)          --
  Net recognized loss..........................................................       (3.6)       (3.6)          --
Adjustments....................................................................        0.5        (1.4)         1.9
                                                                                 ---------  -----------       -----
Ending accrual.................................................................  $    10.9   $     4.1    $     6.8
                                                                                 ---------  -----------       -----
                                                                                 ---------  -----------       -----

    In December 1997, Domestic Electric Operations recorded in operating income special charges of $170 million ($106 million after-tax, or $0.36 per share). The pretax special charges included the write off of $87 million of deferred regulatory pension assets (see Note 5), a $19 million write off of certain information system assets associated with the Company's decision to proceed with an installation of SAP enterprise-wide software and $64 million of costs associated with the write down of assets and acceleration of reclamation costs due to the early closure of the Glenrock coal mine. The inability of the mine to remain competitive caused it to be uneconomical to continue to operate under current and expected market conditions due to increased mining stripping ratios, reduced coal quality and related costs. As of December 31, 1998, no cash had been paid out for reclamation. Reclamation is anticipated to begin in 1999.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7  SHORT-TERM DEBT AND BORROWING ARRANGEMENTS

    The Companies' short-term debt and borrowing arrangements were as follows:

                                                                                                              AVERAGE
                                                                                                             INTEREST
DECEMBER 31/MILLIONS OF DOLLARS                                                                   BALANCE     RATE(A)
-----------------------------------------------------------------------------------------------  ---------  -----------
1998
PacifiCorp.....................................................................................  $   253.0         5.2%
Subsidiaries...................................................................................        7.6         5.4

1997
PacifiCorp.....................................................................................  $   182.2         6.5%
Subsidiaries...................................................................................        7.0         5.4

------------------------

(a) Computed by dividing the total interest on principal amounts outstanding at the end of the period by the weighted daily principal amounts outstanding.

    At December 31, 1998, PacifiCorp's commercial paper and bank line borrowings were supported by revolving credit agreements totaling $700 million. At December 31, 1998, subsidiaries had committed bank revolving credit agreements totaling $826 million.

    The Companies have the intent and ability to support short-term borrowings on a long-term basis through various revolving credit agreements, the earliest of which expires in 2002. At December 31, 1998, PacifiCorp had $117 million and subsidiaries had $414 million of short-term debt classified as long-term. See
Note 8.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8  LONG-TERM DEBT

    The Company's long-term debt was as follows:

DECEMBER 31/MILLIONS OF DOLLARS                                                                1998       1997
-------------------------------------------------------------------------------------------  ---------  ---------
PACIFICORP
  First mortgage and collateral trust bonds
    Maturing 1999 through 2003/5.9%-9.5%...................................................  $   816.4  $ 1,005.6
    Maturing 2004 through 2008/5.7%-7.9%...................................................    1,032.7      632.7
    Maturing 2009 through 2013/7%-9.2%.....................................................      328.6      331.6
    Maturing 2014 through 2018/8.3%-8.7%...................................................       98.4      100.9
    Maturing 2019 through 2023/6.5%-8.5%...................................................      341.5      341.5
    Maturing 2024 through 2026/6.7%-8.6%...................................................      120.0      120.0
  Guaranty of pollution control revenue bonds
    5.6%-5.7% due 2021 through 2023(a).....................................................       71.2       71.2
    Variable rate due 2009 through 2013(a)(b)..............................................       40.7       40.7
    Variable rate due 2014 through 2024(a)(b)..............................................      175.8      175.8
    Variable rate due 2005 through 2030(b).................................................      450.7      450.7
    Funds held by trustees.................................................................       (7.4)      (9.1)
  8.4%-8.6% Junior subordinated debentures
    due 2025 through 2035..................................................................      175.8      175.8
  Commercial paper(b)(d)...................................................................      116.8      120.6
  Other....................................................................................       21.9       25.1
                                                                                             ---------  ---------
  Total....................................................................................    3,783.1    3,583.1
  Less current maturities..................................................................      297.6      194.9
                                                                                             ---------  ---------
  Total....................................................................................    3,485.5    3,388.2
                                                                                             ---------  ---------
SUBSIDIARIES
  6.1%-12.0% Notes due through 2020........................................................      649.8      264.5
  Australian bank bill borrowings and commercial paper(c)(d)...............................      414.3      756.6
  Variable rate notes due through 2000(b)..................................................       11.6       12.1
  4.5%-11% Nonrecourse debt................................................................         --      160.7
  Other....................................................................................         --        1.4
                                                                                             ---------  ---------
  Total....................................................................................    1,075.7    1,195.3
  Less current maturities..................................................................        1.9      170.5
                                                                                             ---------  ---------
  Total....................................................................................    1,073.8    1,024.8
                                                                                             ---------  ---------
Total......................................................................................  $ 4,559.3  $ 4,413.0
                                                                                             ---------  ---------
                                                                                             ---------  ---------

------------------------

(a) Secured by pledged first mortgage and collateral trust bonds generally at the same interest rates, maturity dates and redemption provisions as the pollution control revenue bonds.

(b) Interest rates fluctuate based on various rates, primarily on certificate of deposit rates, interbank borrowing rates, prime rates or other short-term market rates.

(c) Interest rates fluctuate based on Australian Bank Bill Acceptance Rates. A revolving loan agreement requires that at least 50% of the borrowings must be hedged against variations in interest rates.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8  LONG-TERM DEBT (CONTINUED)
    Approximately $414 million was hedged at December 31, 1998 at an average rate of 7.2% and for an average life of 5.3 years.

(d) The Companies have the ability to support short-term borrowings and current debt being refinanced on a long-term basis through revolving lines of credit and, therefore, based upon management's intent, have classified $531 million of short-term debt as long-term debt.

    First mortgage and collateral trust bonds of the Company may be issued in amounts limited by Domestic Electric Operations' property, earnings and other provisions of the mortgage indenture. Approximately $7 billion of the assets of the Companies secure long-term debt.

    The junior subordinated debentures are unsecured obligations of the Company and are subordinated to the Company's first mortgage and collateral trust bonds, pollution control revenue bonds, commercial paper, bank debt and any future senior indebtedness.

    The annual maturities of long-term debt and redeemable preferred stock outstanding are $300 million, $181 million, $387 million, $449 million and $122 million in 1999 through 2003, respectively.

    The Company made interest payments, net of capitalized interest, of $444 million, $414 million and $456 million in 1998, 1997 and 1996, respectively.

NOTE 9 GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

    Wholly owned subsidiary trusts of the Company (the "Trusts") have issued, in public offerings, redeemable preferred securities ("Preferred Securities") representing preferred undivided beneficial interests in the assets of the Trusts, with liquidation amounts of $25 per Preferred Security. The sole assets of the Trusts are Junior Subordinated Deferrable Interest Debentures of the Company that bear interest at the same rates as the Preferred Securities to which they relate, and certain rights under related guarantees by the Company.

    Preferred Securities outstanding at December 31 were as follows:

THOUSANDS OF PREFERRED SECURITIES/MILLIONS OF DOLLARS                                                1998       1997
-------------------------------------------------------------------------------------------------  ---------  ---------
    8,680  8.25% Cumulative Quarterly Income Preferred Securities, Series A, with Trust assets of
           $224 million..........................................................................  $   209.9  $   209.7

    5,400  7.70% Trust Preferred Securities, Series B, with Trust assets of $139 million.........      130.6      130.7
                                                                                                   ---------  ---------
Total............................................................................................  $   340.5  $   340.4
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 10  COMMON AND PREFERRED STOCK

    Common Stock--At December 31, 1998, there were 26,773,426 authorized but unissued shares of common stock reserved for issuance under the Dividend Reinvestment and Stock Purchase Plan and the Employee Savings and Stock Ownership Plans and for sales to the public. Eligible employees under the employee plans may direct their pretax elective contributions into the purchase of the Company's common stock. The Company makes matching contributions, equal to a percentage of employee contributions, which are invested in the Company's common stock. Employee contributions eligible for matching contributions are limited to 6% of compensation.

    Stock Option Incentive Plan--During 1997, the Company adopted a Stock Option Incentive Plan (the "Plan"). Under the terms of the Plan, the exercise price of any option may not be less that 100% of the fair market value of the common stock on the date of the grant. Stock options generally become exercisable in two or three equal installments on each of the first through third anniversaries of the grant date. The maximum exercise period under the Plan is ten years. In early 1998, the Company registered 11,500,000 shares of its common stock with the Securities and Exchange Commission for issuance under the PacifiCorp Stock Incentive Plan. At December 31, 1998, there were 11,410,839 authorized but unissued shares available.

    The table below summarizes the stock option activity under the Plan.

                                                                                              WEIGHTED
                                                                                               AVERAGE    NUMBER OF
                                                                                                PRICE       SHARES
                                                                                             -----------  ----------
OUTSTANDING OPTIONS DECEMBER 31, 1996......................................................          --           --

    Granted................................................................................   $   19.94    1,516,000
    Forfeited..............................................................................       19.75      (19,000)
                                                                                                          ----------
OUTSTANDING OPTIONS DECEMBER 31, 1997......................................................       19.94    1,497,000

    Granted................................................................................       23.79    3,469,961
    Exercised..............................................................................       19.75      (89,161)
    Forfeited..............................................................................       23.03     (807,628)
                                                                                                          ----------
OUTSTANDING OPTIONS DECEMBER 31, 1998......................................................                4,070,172
                                                                                                          ----------
                                                                                                          ----------

    At December 31, 1998, 591,201 shares were exercisable with a weighted average exercise price of $20.18 per share. No options were exercisable as of December 31, 1997. The weighted average life of the options outstanding at December 31, 1998 was nine years.

    As permitted by SFAS 123, the Company has elected to account for these options under APB 25. Accordingly, no compensation expense has been recognized for these options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123,

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 10  COMMON AND PREFERRED STOCK (CONTINUED)

the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

FOR THE YEAR/MILLIONS OF DOLLARS                                                                   1998       1997
-----------------------------------------------------------------------------------------------  ---------  ---------
Net income (loss) as reported..................................................................  $   (36.1) $   663.7
  Pro forma....................................................................................      (39.6)     663.2
Earnings (loss) per common share as reported...................................................      (0.19)      2.16
  Pro forma....................................................................................      (0.20)      2.16

    The weighted average fair value of options granted during the year was $3.94 and $2.78 in 1998 and 1997, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

FOR THE YEAR                                                                                             1998         1997
----------------------------------------------------------------------------------------------------     -----        -----
Dividend yield......................................................................................         5.0%         5.5%
Risk-free interest rate.............................................................................         5.6%         6.8%
Volatility..........................................................................................          20%          15%
Expected life of the options (years)................................................................          10           10

Preferred Stock

THOUSANDS OF SHARES
-------------------------------------------------------------------------------------------------------
At January 1, 1996.....................................................................................       8,299

Redemptions and repurchases............................................................................      (2,342)
                                                                                                         -----------
At December 31, 1996...................................................................................       5,957

Redemptions and repurchases............................................................................      (2,797)
                                                                                                         -----------
At December 31, 1997...................................................................................       3,160

Redemptions and repurchases............................................................................          --
                                                                                                         -----------
At December 31, 1998...................................................................................       3,160
                                                                                                         -----------
                                                                                                         -----------

    Generally, preferred stock is redeemable at stipulated prices plus accrued dividends, subject to certain restrictions. Upon involuntary liquidation, all preferred stock is entitled to stated value or a specified

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 10  COMMON AND PREFERRED STOCK (CONTINUED)
preference amount per share plus accrued dividends. Any premium paid on redemptions of preferred stock is capitalized, and recovery is sought through future rates.

PREFERRED STOCK OUTSTANDING
THOUSANDS OF SHARES/MILLIONS OF DOLLARS                                                          1998 AND 1997
DECEMBER 31                                                                                   --------------------
SERIES                                                                                         SHARES     AMOUNT
--------------------------------------------------------------------------------------------  ---------  ---------
SUBJECT TO MANDATORY REDEMPTION
  No Par Serial Preferred, $100 stated value, 16,000 Shares authorized
    $7.70...................................................................................      1,000  $   100.0
     7.48...................................................................................        750       75.0
                                                                                              ---------  ---------
Total.......................................................................................      1,750  $   175.0
                                                                                              ---------  ---------
NOT SUBJECT TO MANDATORY REDEMPTION
  No Par Serial Preferred,
  $25 stated value
    $1.16...................................................................................        193  $     4.8
     1.18...................................................................................        420       10.5
     1.28...................................................................................        381        9.5
  Serial Preferred, $100 stated value, 3,500 Shares authorized
    4.52%...................................................................................          2        0.2
    4.56....................................................................................         85        8.5
    4.72....................................................................................         70        7.0
    5.00....................................................................................         42        4.2
    5.40....................................................................................         66        6.6
    6.00....................................................................................          6        0.6
    7.00....................................................................................         18        1.8
  5% Preferred, $100 stated value, 127 Shares authorized and outstanding....................        127       12.7
                                                                                              ---------  ---------
                                                                                                  1,410  $    66.4
                                                                                              ---------  ---------
Total.......................................................................................      3,160  $   241.4
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Mandatory redemption requirements at stated value plus accrued dividends on No Par Serial Preferred Stock are as follows: the $7.70 series is redeemable in its entirety on August 15, 2001; and 37,500 shares of the $7.48 series are redeemable on each June 15 from 2002 through 2006, with all shares outstanding on June 15, 2007 redeemable on that date. If the Company is in default in its obligation to make any future redemptions on the $7.48 series, it may not pay cash dividends on common stock.

NOTE 11  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    Through the application of its capital structure policies that governs the use of equity and debt, including duration, maturity and repricing intervals, the Company seeks to reduce its net income and cash flow exposure to changing interest and other commodity price risks. The Company utilizes derivative instruments to modify or eliminate its exposure from adverse movements in interest and foreign currency rates. The use of these derivative instruments is governed by the Company's derivative policy and includes as its objective that interest rates and foreign exchange derivative instruments will be used for hedging and not for speculation. As such, only those instruments that have a high correlation with the Company's

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 11 FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED) underlying commodity exposure can be utilized. The derivative policy also governs energy trading activities and is generally designed for hedging the Company's existing energy exposures but does provide for limited speculative activities within defined risk limits.

    Notional Amounts and Credit Exposure of Derivatives--The notional amounts of derivatives summarized below do not represent amounts exchanged and, therefore, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the derivatives, which relate to interest rates, exchange rates or other indexes.

    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit rating requirements. The Company's derivative policy provides that counterparties must satisfy established credit ratings and currently a majority of the Company's counterparties are rated "A" or better. The credit exposure of interest rate, foreign exchange and forward contracts is represented by the fair value of contracts with a positive fair value at the reporting date.

    Interest Rate Risk Management--The Company enters into various types of interest rate contracts to assist in managing its interest rate risk, as indicated in the following table:

                                                                                                NOTIONAL AMOUNT
                                                                                              --------------------
DECEMBER 31/MILLIONS OF DOLLARS                                                                 1998       1997
--------------------------------------------------------------------------------------------  ---------  ---------
Interest rate swaps.........................................................................  $   759.4  $   707.5
Interest rate collars purchased.............................................................       39.7       42.3
Interest rate futures and forwards..........................................................      351.4         --

    The Company uses interest rate swaps, collars, futures and forwards to adjust the characteristics of its liability portfolio, allowing the Company to establish a mix of fixed or variable interest rates on its outstanding debt within the Company's overall capital structure guidelines for leverage and variable interest rate risk.

    The use of interest rate collars, futures and forwards has been limited to use in the Australian Electric Operations. The futures and forwards, when used, are accounted for as hedges of the Australian bank bill borrowings. Interest rate collar agreements entitle Australian Electric Operations to receive from the counterparties the amounts, if any, by which the Australian bank bill borrowings interest payments exceed 8.75% and Australian Electric Operations would pay the counterparties if interest payments fall below 6.5%-6.8%.

    Under the various interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed notional principal amount. The following table indicates the weighted-average interest rates of the swaps. Average variable rates are based on rates implied in the yield curve at

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 11  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)
December 31; these may change significantly, affecting future cash flows. Swap contracts are principally between one and fifteen years in duration.

DECEMBER 31                                                                                           1998         1997
-------------------------------------------------------------------------------------------------     -----        -----
PAY-FIXED SWAPS
  Average pay rate...............................................................................         7.3%         7.7%
  Average receive rate...........................................................................         4.9          6.5

    Foreign Exchange Risk Management--The Company's principal foreign exchange exposure relates to its investment in its Australian Electric Operations. The Company has hedged its exposure through both Australian-dollar denominated bank borrowings, which hedge approximately 55% to 60% of its total exposure, and through a series of amortizing currency swaps, which hedge approximately half of the remaining exposure. In January 1998, Australian Electric Operations issued $400 million of 6.15% Notes due 2008. At the same time, in order to mitigate foreign currency exchange risk and consistent with the directives in the Company's derivative policy, Australian Electric Operations entered into a series of cross currency swaps in the same amount and for the same duration as the underlying United States denominated notes.

    At December 31, 1998, Holdings held three combined interest rate and currency swaps that terminate in 2002, with an aggregate notional amount of $240 million to hedge a portion of its net investment in Powercor to fluctuations in the Australian dollar. The interest rate portions of these three swaps were effectively offset in 1997 by the purchase of an overlay swap transaction with approximately the same terms. The net amounts of these swaps have not had a significant impact on net income.

    At December 31, 1997, Hazelwood Australia, Inc. ("HAI"), an indirect subsidiary of Holdings, held a foreign currency forward with a notional amount of $146 million to hedge a portion of its exposure to fluctuations in the Australian dollar relating to its investment in the Hazelwood power station and adjacent coal mine. This hedge was closed in January 1998 and HAI received $24 million in cash, as a result of the favorable market rate at the termination date.

    Commodity Risk Management--The Company has utilized electricity forward contracts (referred to as "contracts for differences") to hedge exposure to electricity price risk on anticipated transactions or firm commitments in its Australian Electric Operations. Under these forward contracts, the Company receives or makes payment based on a differential between a contracted price and the actual spot market of electricity. Additionally, electricity futures contracts are utilized to hedge Domestic Electric Operations' excess or shortage of net electricity for future months.

    At December 31, 1998, Australian Electric Operations had 290 forward contracts with electricity generation companies on notional quantities amounting to approximately 34.4 million megawatt hours ("MWh") through the year 2007. The average fixed price to be paid by Australian Electric Operations was $17.99 per MWh compared to the average price of similar contracts at December 31, 1998 of $22.20. At December 31, 1997, Australian Electric Operations had 211 forward contracts with electricity generation companies on notional quantities amounting to approximately 35.6 million MWh. The average fixed price to be paid by Australian Electric Operations was $19.07 per MWh compared to the average price of similar contracts at December 31, 1997 of $18.66. It is not practicable to determine the fair value of the forward contracts held by Australian Electric Operations because of the limited number of transactions and the inactive trading in the electricity spot market.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 11  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)
    The Company had open NYMEX futures contracts as follows:

DECEMBER 31                                                                                  1998        1997
-----------------------------------------------------------------------------------------  ---------  ----------
OPEN CONTRACTS (number)
  Purchase...............................................................................        215         110
  Sell...................................................................................        275         489
NOTIONAL QUANTITIES (MWh)
  Purchase...............................................................................    158,200      81,000
  Sell...................................................................................    202,400     359,900
FAIR MARKET VALUE (millions of dollars)
  Purchase...............................................................................  $      --  $      0.1
  Sell...................................................................................        0.2        (0.7)

    Trading Activities--The fair market values of open positions at December 31, 1998 was $(1) million. Such transactions involve delivery of electricity, which is accounted for as revenue or purchased power expense. At December 31, 1998, the Company had open purchase positions with a notional amount of approximately $72.9 million, or 3.0 million MWh, and open sell positions for approximately $66.3 million, or 2.8 million MWh.

NOTE 12  FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                      DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                     --------------------  --------------------
                                                                     CARRYING     FAIR     CARRYING     FAIR
MILLIONS OF DOLLARS                                                   AMOUNT      VALUE     AMOUNT      VALUE
-------------------------------------------------------------------  ---------  ---------  ---------  ---------
Long-term debt.....................................................  $ 4,835.0  $ 5,127.5  $ 4,753.7  $ 4,905.6
Preferred Securities...............................................      340.5      363.9      340.4      355.4
Preferred stock subject to mandatory redemption....................      175.0      195.7      175.0      194.1
Derivatives relating to
  Currency.........................................................       35.1       35.2       45.3       45.3
  Interest.........................................................       (8.5)     (65.8)      (9.4)     (54.3)

    The carrying value of cash and cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The fair value of the finance note receivable approximates its carrying value at December 31, 1998 and 1997.

    The fair value of the Company's long-term debt has been estimated by discounting projected future cash flows, using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. Current maturities of long-term debt were included. The fair value of the Preferred Securities was based on closing market prices and the fair value of redeemable preferred stock was based on bid prices from an investment bank.

    The fair value of interest rate derivatives and currency swaps is the estimated amount the Company would receive (pay) to terminate the agreements, taking into account current interest and currency exchange rates and the current creditworthiness of the agreement counterparties.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 13  COMMITMENTS AND CONTINGENCIES

    The Company is subject to numerous environmental laws including: the Federal Clean Air Act, as enforced by the Environmental Protection Agency and various state agencies; the 1990 Clean Air Act Amendments; the Endangered Species Act as it relates to certain potentially endangered species of salmon; the Comprehensive Environmental Response, Compensation and Liability Act, relating to environmental cleanups; along with the Federal Resource Conservation and Recovery Act and the Clean Water Act relating to water quality. These laws could potentially impact future operations. For those contingencies identified at December 31, 1998, principally the Superfund sites where the Company has been or may be designated as a potentially responsible party and Clean Air Act matters, future costs associated with the disposition of these matters are not expected to be material to the Company's consolidated financial statements.

    The Company's mining operations are subject to reclamation and closure requirements. The Company monitors these requirements and periodically revises its cost estimates to meet existing legal and regulatory requirements of the various jurisdictions in which it operates. Costs for reclamation are accrued using the units-of-production method such that estimated final mine reclamation and closure costs are fully accrued at completion of mining activities, except where the Company has decided to close a mine. When a mine is closed, the Company records the estimated cost to complete the mine closure. This is consistent with industry practices, and the Company believes that it has adequately provided for its reclamation obligations, assuming ongoing operations of its mines.

    The utility partners who own the 1,340 MW coal-fired Centralia Power Plant in Washington have hired an investment advisor to pursue the possible sale of the plant and the adjacent Centralia coal mine. The sale of the plant and adjacent mine is being considered by the owners, in part, because of emerging deregulation, competition in the electricity industry and the need for environmental compliance expenditures at the plant. The Company operates the plant and owns a 47.5% share. In addition, the Company owns and operates the adjacent Centralia coal mine. The Company is investigating the effect of a potential sale on the reclamation costs for the Centralia coal mine. Preliminary studies indicate that reclamation costs for the Centralia coal mine could be significantly higher than previous estimates, assuming the mine is closed, with the Company's portion being 47.5% of the final total amount. At December 31, 1998, the Company had approximately $24 million accrued for its share of the Centralia mine reclamation costs. The final amount and timing of any charge for additional reclamation at the mine are dependent upon a number of factors, including the results of the sale process, completion of the preliminary reclamation studies at the mine and the reclamation procedure used. The Company will seek to recover through rates any increase in the reclamation costs for the mine.

    See Note 2, Proposed ScottishPower Merger, for information concerning termination fees that are payable in certain circumstances if the merger agreement is terminated.

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

    Construction and Other--Construction and acquisitions are estimated at $539 million for 1999. As a part of these programs, substantial commitments have been made.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 13  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Leases--The Companies have certain properties under leases with various expiration dates and renewal options. Rentals on lease renewals are subject to negotiation. Certain leases provide for options to purchase at fair market value. The Companies are also committed to pay all taxes, expenses of operation (other than depreciation) and maintenance applicable to the leased property.

    Net rent expense for the years ended December 31, 1998, 1997 and 1996 was $17 million, $15 million and $12 million, respectively.

    Future minimum lease payments under noncancellable operating leases are $6 million, $5 million, $5 million, $4 million and $3 million for 1999 through 2003, respectively.

    Jointly Owned Facilities--At December 31, 1998, Domestic Electric Operations' participation in jointly owned facilities was as follows:

                                           ELECTRIC      PLANT                     CONSTRUCTION
                                          OPERATIONS'     IN         ACCUMULATED     WORK IN
MILLIONS OF DOLLARS                          SHARE      SERVICE      DEPRECIATION    PROGRESS
----------------------------------------  -----------   -------      -----------   ------------
Centralia(a)............................       47.5%    $ 183.2        $115.6          $0.5
Jim Bridger
  Units 1,2,3 and 4(a)..................       66.7       811.2         336.6           0.3
Trojan(b)...............................        2.5          --            --            --
Colstrip Units 3 and 4(a)...............       10.0       233.0          83.3           0.3
Hunter Unit 1...........................       93.8       261.5         112.4           5.3
Hunter Unit 2...........................       60.3       198.0          74.9           0.4
Wyodak..................................       80.0       305.4         111.2           0.4
Craig Station
  Units 1 and 2.........................       19.3       151.4(c)       62.0           0.4
Hayden Station Unit 1...................       24.5        30.6(c)       12.3           3.2
Hayden Station Unit 2...................       12.6        18.1(c)        9.1           5.7
Hermiston(d)............................       50.0       156.5          17.2           0.2
Foote Creek(a)..........................       78.8        55.7           2.5            --
Other KV lines and substations..........    Various        82.3          10.1            --

------------------------

(a)  Includes KV lines and substations.

(b) Plant, inventory, fuel and decommissioning costs totaling $22 million relating to the Trojan Plant were included in regulatory assets-net at December 31, 1998.

(c) Excludes unallocated acquisition adjustments of $110 million at December 31, 1998, that represents for regulatory accounting the excess of the cost of the acquired interest in the facilities over their original cost net of accumulated depreciation.

(d) Additionally, the Company has contracted to purchase the remaining 50% of the output of the plant.

    Under the joint agreements, each participating utility is responsible for financing its share of construction, operating and leasing costs. Domestic Electric Operations' portion is recorded in its applicable operations, maintenance and tax accounts.

    Long-Term Wholesale Sales and Purchased Power Contracts--Domestic Electric Operations manages its energy resource requirements by integrating long-term firm, short-term and spot market purchases

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 13  COMMITMENTS AND CONTINGENCIES (CONTINUED)

with its own generating resources to economically dispatch the system and meet commitments for wholesale sales and retail load growth. The long-term wholesale sales commitments include contracts with minimum sales requirements of $461 million, $427 million, $328 million, $317 million and $305 million for 1999 through 2003, respectively. As part of its energy resource portfolio, Domestic Electric Operations acquires a portion of its power through long-term purchases and/or exchange agreements which require minimum fixed payments of $316 million, $310 million, $286 million, $294 million and $260 million for 1999 through 2003, respectively. The purchase contracts include agreements with the Bonneville Power Administration, the Hermiston Plant and a number of cogenerating facilities.

    Excluded from the minimum fixed annual payments above are commitments to purchase power from several hydroelectric projects under long-term arrangements with public utility districts. These purchases are made on a "cost-of-service" basis for a stated percentage of project output and for a like percentage of project annual costs (operating expenses and debt service). These costs are included in operations expense. Domestic Electric Operations is required to pay its portion of the debt service, whether or not any power is produced. The arrangements provide for nonwithdrawable power and the majority also provide for additional power, withdrawable by the districts upon one to five years' notice. For 1998, such purchases approximated 2% of energy requirements.

    At December 31, 1998, Domestic Electric Operations' share of long-term arrangements with public utility districts was as follows:

                                                                    YEAR CONTRACT  CAPACITY    PERCENTAGE      ANNUAL
GENERATING FACILITY                                                    EXPIRES       (KW)       OF OUTPUT     COSTS(A)
------------------------------------------------------------------  -------------  ---------  -------------  -----------
Wanapum...........................................................         2009      155,444         18.7%    $     5.2
Priest Rapids.....................................................         2005      109,602         13.9           3.3
Rocky Reach.......................................................         2011       64,297          5.3           3.0
Wells.............................................................         2018       59,617          7.7           2.0
                                                                                   ---------                      -----
Total.............................................................                   388,960                  $    13.5
                                                                                   ---------                      -----
                                                                                   ---------                      -----

------------------------

(a)  Annual costs, in millions of dollars, include debt service of $7.6 million.

    The Company has a 4% interest in the Intermountain Power Project (the "Project"), located in central Utah. The Company and the city of Los Angeles have agreed that the City will purchase capacity and energy from Company plants equal to the Company's 4% entitlement of the Project at a price equivalent to 4% of the expenses and debt service of the Project.

    Fuel Contracts--Domestic Electric Operations has take or pay coal and natural gas contracts which require minimum fixed payments of $108 million, $114 million, $98 million, $99 million and $101 million for 1999 through 2003, respectively.

NOTE 14  INCOME TAXES

    The Company's combined federal and state effective income tax rate from continuing operations was 35% in 1998, 32% in 1997 and 35% in 1996. The difference between taxes calculated as if the statutory

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 14  INCOME TAXES (CONTINUED)
federal tax rate of 35% was applied to income from continuing operations before income taxes and the recorded tax expense is reconciled as follows:

FOR THE YEAR/MILLIONS OF DOLLARS                                                          1998       1997       1996
--------------------------------------------------------------------------------------  ---------  ---------  ---------
Computed Federal Income Taxes.........................................................  $    59.4  $   120.6  $   233.4
                                                                                        ---------  ---------  ---------
Increase (Reduction) in Tax Resulting from
  Depreciation differences............................................................       17.4       14.3       12.8
  Investment tax credits..............................................................       (8.8)      (8.5)      (9.3)
  Audit settlement....................................................................         --         --        0.5
  Affordable housing and alternative fuel credits.....................................       (5.9)     (13.4)     (10.6)
  Other items capitalized and miscellaneous differences...............................       (9.7)     (10.7)      (8.4)
                                                                                        ---------  ---------  ---------
  Total...............................................................................       (7.0)     (18.3)     (15.0)
                                                                                        ---------  ---------  ---------
Federal Income Tax....................................................................       52.4      102.3      218.4
State Income Tax, Net of Federal Income Tax Benefit...................................        6.7        9.5       18.1
                                                                                        ---------  ---------  ---------
Total Income Tax Expense..............................................................  $    59.1  $   111.8  $   236.5
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

    The provision for income taxes is summarized as follows:

FOR THE YEAR/MILLIONS OF DOLLARS                                                          1998       1997       1996
--------------------------------------------------------------------------------------  ---------  ---------  ---------
CURRENT
  Federal.............................................................................  $    89.1  $   150.1  $   186.3
  State...............................................................................       17.9       17.2       24.1
                                                                                        ---------  ---------  ---------
  Total...............................................................................      107.0      167.3      210.4
                                                                                        ---------  ---------  ---------
DEFERRED
  Federal.............................................................................      (31.5)     (44.3)      22.4
  State...............................................................................       (7.6)      (2.7)       4.9
  Foreign.............................................................................         --         --        8.1
                                                                                        ---------  ---------  ---------
  Total...............................................................................      (39.1)     (47.0)      35.4
                                                                                        ---------  ---------  ---------
INVESTMENT TAX CREDITS................................................................       (8.8)      (8.5)      (9.3)
                                                                                        ---------  ---------  ---------
Total Income Tax Expense..............................................................  $    59.1  $   111.8  $   236.5
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 14  INCOME TAXES (CONTINUED)
    The tax effects of significant items comprising the Company's net deferred tax liability were as follows:

DECEMBER 31/MILLIONS OF DOLLARS                                                                1998       1997
-------------------------------------------------------------------------------------------  ---------  ---------
DEFERRED TAX LIABILITIES
  Property, plant and equipment............................................................  $ 1,246.0  $ 1,178.8
  Regulatory assets........................................................................      653.7      704.1
  Other deferred liabilities...............................................................       37.2       84.3
                                                                                             ---------  ---------
                                                                                               1,936.9    1,967.2
                                                                                             ---------  ---------
DEFERRED TAX ASSETS
  Regulatory liabilities...................................................................      (50.8)     (54.0)
  Book reserves not currently deductible for tax...........................................     (138.4)     (56.6)
  Foreign net operating loss...............................................................      (28.9)     (45.9)
  Foreign currency adjustment..............................................................      (53.2)     (46.4)
  Pension accrual..........................................................................      (72.7)     (39.9)
  Safe harbor lease........................................................................      (31.1)     (28.4)
  Other deferred assets....................................................................      (19.2)     (29.8)
                                                                                             ---------  ---------
                                                                                                (394.3)    (301.0)
                                                                                             ---------  ---------
Net Deferred Tax Liability.................................................................  $ 1,542.6  $ 1,666.2
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    The Company has received an Internal Revenue Service ("IRS") examination report for 1991, 1992 and 1993, proposing adjustments that would increase current taxes payable by $97 million. The Company filed a protest of many of these proposed adjustments on December 30, 1998. Discussions with the Appeals Division of the IRS will commence during 1999.

    During 1998, the Company completed its discussions with the Appeals Division for the protest of the 1989 and 1990 examinations. The Company paid $10 million in additional tax for these years for agreed issues. The Company will be filing for relief in the Tax Court with respect to two remaining issues. The additional tax in dispute for these issues is $4 million.

    The Company expects the IRS to commence audit of 1994 through 1997 during 1999.

    The Company made income tax payments of $504 million, $134 million and $208 million in 1998, 1997 and 1996, respectively. The significant increase in tax payments during 1998 was the result of taxes paid on assets sold during 1997, including PTI.

NOTE 15  EMPLOYMENT BENEFIT PLANS

    Retirement Plans--The Companies have pension plans covering substantially all of their employees. Benefits under the plan in the United States are based on the employee's years of service and average monthly pay in the 60 consecutive months of highest pay out of the last 120 months, with adjustments to reflect benefits estimated to be received from Social Security. Pension costs are funded annually by no more than the maximum amount of pension expense which can be deducted for federal income tax purposes. Unfunded prior service costs are amortized over the remaining service period of employees expected to receive benefits. At December 31, 1998, plan assets were primarily invested in common stocks, bonds and United States government obligations.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15  EMPLOYMENT BENEFIT PLANS (CONTINUED)
    All permanent employees of Powercor engaged prior to October 4, 1994 are members of Division B or C of the Superannuation Fund (the "Fund") which provides defined benefits in the form of pensions (Division B) or lump sums (Division C). Both defined benefit Funds are closed to new members. Members who choose to contribute do so at rates of 3% or 6% of eligible salaries. Powercor employees engaged after October 4, 1994 are members of Division D of the Fund, which is a defined contribution fund in which members may contribute up to 20% of eligible salaries. During the year ended December 31, 1998, Powercor made no contributions to Division B and C funds due to surplus amounts in these funds and contributed to the Division D Fund at rates ranging from 6%-10% of eligible salaries.

    The net periodic pension cost and significant assumptions are summarized as follows:

FOR THE YEAR/MILLIONS OF DOLLARS                                                  1998         1997         1996
-----------------------------------------------------------------------------  -----------  -----------  -----------
Service cost.................................................................    $    25.6    $    27.6    $    31.5
Interest cost................................................................         82.0         82.1         78.8
Expected return on plan assets...............................................        (89.4)       (76.7)       (65.8)
Amortization of unrecognized net obligation..................................          6.9          7.2          7.2
Recognized prior service cost................................................          3.0          2.2          2.0
Recognized (gain) loss.......................................................         (0.3)         0.1          0.2
Regulatory deferral..........................................................           --           --         14.2
                                                                               -----------  -----------  -----------
Net periodic pension cost....................................................    $    27.8    $    42.5    $    68.1
                                                                               -----------  -----------  -----------
                                                                               -----------  -----------  -----------

Discount rate................................................................     6.3%-6.8%      6.3%-7%    7.3%-7.5%

Expected long-term rate of return on assets..................................     7.5%-9.3%    7.5%-9.3%      8.5%-9%

Rate of increase in compensation levels......................................         4%-5%        4%-5%      4.5%-6%

    The change in the projected benefit obligation, change in plan assets and funded status are as follows:

FOR THE YEAR/MILLIONS OF DOLLARS                                                               1998       1997
-------------------------------------------------------------------------------------------  ---------  ---------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation--beginning of year............................................  $ 1,216.3  $ 1,125.8
Service cost...............................................................................       25.6       27.6
Interest cost..............................................................................       82.0       82.1
Foreign currency exchange rate changes.....................................................       (4.3)     (15.2)
Plan participant contributions.............................................................        1.5        1.2
Plan amendments............................................................................       11.7        1.6
Curtailment gain...........................................................................       (9.0)        --
Special termination benefit loss...........................................................      110.9         --
Actuarial loss.............................................................................       38.2       65.3
Benefits paid..............................................................................     (202.7)     (72.1)
                                                                                             ---------  ---------
Projected benefit obligation--end of year..................................................  $ 1,270.2  $ 1,216.3
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15  EMPLOYMENT BENEFIT PLANS (CONTINUED)

FOR THE YEAR/MILLIONS OF DOLLARS                                                               1998       1997
-------------------------------------------------------------------------------------------  ---------  ---------
CHANGE IN PLAN ASSETS
Plan assets at fair value--beginning of year...............................................  $ 1,003.5  $   871.5
Foreign currency exchange rate changes.....................................................       (4.4)     (14.7)
Actual return on plan assets...............................................................      154.5      148.0
Plan participant contributions.............................................................        1.5        1.2
Company contributions......................................................................       96.6       69.6
Benefits paid..............................................................................     (202.7)     (72.1)
                                                                                             ---------  ---------
Plan assets at fair value--end of year.....................................................  $ 1,049.0  $ 1,003.5
                                                                                             ---------  ---------
                                                                                             ---------  ---------
RECONCILIATION OF ACCRUED PENSION COST AND TOTAL AMOUNT RECOGNIZED
Funded status of the plan..................................................................  $  (221.2) $  (212.7)
Unrecognized net (gain) loss...............................................................       (5.0)       4.9
Unrecognized prior service cost............................................................       22.5       15.2
Unrecognized net transition obligation.....................................................       67.7       80.0
                                                                                             ---------  ---------
Accrued pension cost.......................................................................     (136.0) $  (112.6)
                                                                                             ---------  ---------
Accrued benefit liability..................................................................     (138.5)    (118.2)
Intangible asset...........................................................................        2.5        5.6
                                                                                             ---------  ---------
Accrued pension cost.......................................................................  $  (136.0) $  (112.6)
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    Employee Savings and Stock Ownership Plan--The Company has an employee savings and stock ownership plan that qualifies as a tax-deferred arrangement under Section 401(k), 401(a), 409, 501 and 4975(e)(7) of the Internal Revenue Code. Participating United States employees may defer up to 16% of their compensation, subject to certain regulatory limitations. The Company matches a portion of employee contributions with common stock, vesting that portion over five years. The Company makes an additional contribution of common stock to qualifying employees equal to a percentage of the employee's eligible earnings. These contributions are immediately vested. Company contributions to the savings plan were $18 million, $20 million and $17 million for the years ended 1998, 1997 and 1996, respectively.

    Other Postretirement Benefits--Domestic Electric Operations provides health care and life insurance benefits through various plans for eligible retirees on a basis substantially similar to those who are active employees. The cost of postretirement benefits is accrued over the active service period of employees. The transition obligation represents the unrecognized prior service cost and is being amortized over a period of 20 years. For those employees retired at January 1, 1993, the Company funds postretirement benefit expense on a pay-as-you-go basis and has an unfunded accrued liability of $65 million at December 31, 1998. For those employees retiring after January 1, 1993, the Company funds postretirement benefit expense through a combination of funding vehicles. The Company funded $27 million and $18 million of postretirement benefits during 1998 and 1997, respectively. These funds are invested in common stocks, bonds and United States government obligations.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15  EMPLOYMENT BENEFIT PLANS (CONTINUED)

    The net periodic postretirement benefit cost is summarized as follows:

FOR THE YEAR/MILLIONS OF DOLLARS                                                           1998       1997       1996
---------------------------------------------------------------------------------------  ---------  ---------  ---------
Service cost...........................................................................  $     7.2  $     7.2  $     6.9
Interest cost..........................................................................       24.5       21.8       21.8
Expected return on plan assets.........................................................      (17.2)     (12.5)      (9.1)
Amortization of unrecognized net obligation............................................       13.8       13.9       14.0
Recognized gain........................................................................       (2.0)      (2.1)      (1.4)
Regulatory deferral....................................................................        1.9        6.4        3.4
                                                                                         ---------  ---------  ---------
Net periodic postretirement benefit cost...............................................  $    28.2  $    34.7  $    35.6
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

Discount rate..........................................................................        6.8%         7%       7.5%
Estimated long-term rate of return on assets...........................................        9.3%       9.3%         9%
Initial health care cost trend rate--under 65..........................................        7.8%       8.3%       8.8%
Initial health care cost trend rate--over 65...........................................        7.8%       8.3%       8.4%
Ultimate health care cost trend rate...................................................        4.5%       4.5%       4.5%

    The change in the accumulated postretirement benefit obligation, change in plan assets, funded status and significant assumptions are as follows:

FOR THE YEAR/MILLIONS OF DOLLARS                                                                 1998       1997
---------------------------------------------------------------------------------------------  ---------  ---------
CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION
Accumulated postretirement benefit obligation--beginning of year.............................  $   327.4  $   316.2
Service cost.................................................................................        7.2        7.2
Interest cost................................................................................       24.5       21.8
Plan participant contributions...............................................................        2.8        1.1
Curtailment loss.............................................................................       18.1         --
Special termination benefit loss.............................................................       11.0         --
Actuarial (gain) loss........................................................................       22.4       (4.9)
Benefits paid................................................................................      (16.8)     (14.0)
                                                                                               ---------  ---------
Accumulated postretirement benefit obligation--end of year...................................  $   396.6  $   327.4
                                                                                               ---------  ---------
                                                                                               ---------  ---------
CHANGE IN PLAN ASSETS
Plan assets at fair value--beginning of year.................................................  $   179.8  $   139.7
Actual return on plan assets.................................................................       36.4       26.6
Company contributions........................................................................       37.9       28.9
Benefits paid................................................................................      (14.0)     (12.9)
Other disbursements..........................................................................         --       (2.5)
                                                                                               ---------  ---------
Plan assets at fair value--end of year.......................................................  $   240.1  $   179.8
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15  EMPLOYMENT BENEFIT PLANS (CONTINUED)

FOR THE YEAR/MILLIONS OF DOLLARS                                                                 1998       1997
---------------------------------------------------------------------------------------------  ---------  ---------
RECONCILIATION OF ACCRUED POSTRETIREMENT COSTS AND TOTAL AMOUNT RECOGNIZED
Funded status of the plan....................................................................  $  (156.5) $  (147.6)
Unrecognized net gain........................................................................      (40.7)     (64.3)
Unrecognized net transition obligation.......................................................      191.5      209.3
                                                                                               ---------  ---------
Accrued postretirement benefit cost, before adjustment.......................................       (5.7)      (2.6)
Deferred loss................................................................................       (0.4)        --
                                                                                               ---------  ---------
Accrued postretirement benefit cost after adjustment.........................................  $    (6.1) $    (2.6)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The assumed health care cost trend rate gradually decreases over eight years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would have increased the accumulated postretirement benefit obligation (the "APBO") as of December 31, 1998 by $36 million, and the annual net periodic postretirement benefit costs by $3 million. Decreasing the assumed health care cost trend rate by one percentage point would have reduced the APBO as of December 31, 1998 by $38 million, and the annual net periodic postretirement benefit costs by $3 million.

    Postemployment Benefits--Domestic Electric Operations provides certain postemployment benefits to former employees and their dependents during the period following employment but before retirement. The costs of these benefits are accrued as they are incurred. Benefits include salary continuation, severance benefits, disability benefits and continuation of health care benefits for terminated and disabled employees and workers compensation benefits. Accrued costs for postemployment benefits were $8 million and $13 million in 1998 and 1997, respectively.

    Early Retirement Offer--See Note 6 for details on the early retirement offering in 1998.

NOTE 16  ACQUISITIONS AND DISPOSITIONS

    On November 5, 1998, the Company sold its Montana distribution assets to Flathead Electric Cooperative, Inc. and received proceeds of $89 million, net of taxes and customer refunds. The Company returned $4 million of the $8 million gain to Montana customers.

    In October 1998, the Company decided to exit the majority of its other energy development businesses as a result of its refocus on the western United States and Australian electricity businesses. These energy development businesses are generally wholly owned subsidiaries of the Company or subsidiaries in which the Company has a majority ownership. These businesses are consolidated in the Company's financial statements and are included in Other Operations. The pretax loss associated with exiting the energy development businesses was $52 million ($32 million after-tax, or $0.11 per share) and is included in "Write down of investment in energy development businesses" on the income statement. This loss consisted of reductions in net intercompany receivables. The remaining values for these businesses were arrived at using cash flow projections and estimated market value for fixed assets. Some of these businesses have been exited through the discontinuance of their operations while others are for sale. The Company believes that the businesses currently for sale can be exited by the end of 1999. Through September 1998, these businesses recorded pretax losses of $18 million ($13 million after-tax, or $0.04 per share). From

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 16  ACQUISITIONS AND DISPOSITIONS (CONTINUED)
October 1, 1998 through December 31, 1998, Holdings recorded a pretax expense of $5 million ($3 million after-tax, or $0.01 per share) relating to these operations.

    During May 1998, PFS received approximately $80 million in cash proceeds for the sale of a majority of its real estate assets, which approximated book value.

    On April 15, 1997, Holdings, through a subsidiary, acquired all of the outstanding shares of common stock of TPC, a natural gas gathering, processing, storage and marketing company based in Houston, Texas, for approximately $265 million in cash and assumed debt of approximately $140 million. Following completion of a tender offer, TPC became a wholly owned subsidiary of Holdings through a cash merger at the same price. During May 1997, TPC retired $131 million of its outstanding long-term debt. This transaction was funded with capital contributions from PacifiCorp parent.

    On December 1, 1997, TPC sold all of the capital stock of three subsidiaries that hold its natural gas gathering and processing systems for $195 million in cash, before tax payments of $23 million. No gain or loss was recognized on the sale. In October 1998, the Company announced its intention to sell the remaining business of TPC. See Note 4.

    On November 5, 1997, Holdings completed the sale of PGC for approximately $150 million in cash. A pretax gain on the sale of $57 million ($30 million after-tax, or $0.10 per share) was recognized in the fourth quarter of 1997.

    In September 1996, a consortium, known as the Hazelwood Power Partnership, purchased a 1,600 megawatt, coal-fired generating station and associated coal mine in Victoria, Australia for approximately $1.9 billion. The consortium financed the acquisition of the Hazelwood Plant and mine with approximately $858 million in equity contributions from the partners and $1 billion of nonrecourse borrowings at the partnership level. Holdings, which has a 19.9% interest in the partnership, financed its $145 million portion of the equity investment and the associated $12 million advance with long-term borrowings in the United States. In October 1998, the Company announced its intention to sell its interest in Hazelwood as a result of its refocus on the western United States and Australian electricity businesses. Hazelwood is an equity investment included in the Company's financial statements as part of Australian Electric Operations. The Company recorded a pretax loss of $28 million ($17 million after-tax, or $0.06 per share), which is included in "Write down of investment in energy development businesses" on the income statement, to reduce its carrying value in the Hazelwood Power Station to estimated net realizable value less selling costs. This write down was arrived at using cash flow projections. For the year ended December 31, 1998, Hazelwood recorded a pretax loss of $7 million ($5 million after-tax, or $0.02 per share).

NOTE 17  SEGMENT INFORMATION

    The Company operates in two business segments (excluding other and discontinued operations): Domestic Electric Operations and Australian Electric Operations. The Company identified the segments based on management responsibility within the United States and Australia. Domestic Electric Operations includes the regulated retail and wholesale electric operations in the six western states in which it operates. Australian Electric Operations includes the deregulated electric operations in Australia. Other Operations consists of PFS, the western energy trading activities and other energy development businesses, as well as

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 17  SEGMENT INFORMATION (CONTINUED)
the activities of Holdings, including financing costs. None of the businesses within Other Operations are significant enough for segment treatment.

                                                              DOMESTIC    AUSTRALIAN                    OTHER
                                                    TOTAL     ELECTRIC     ELECTRIC    DISCONTINUED  OPERATIONS &
MILLIONS OF DOLLARS                                COMPANY   OPERATIONS   OPERATIONS    OPERATIONS   ELIMINATIONS
------------------------------------------------  ---------  -----------  -----------  ------------  ------------
1998
Net sales and revenue (all external)............  $ 5,580.4   $ 4,845.1    $   614.5    $       --    $    120.8
Depreciation and amortization...................      451.2       386.6         58.2            --           6.4
Interest expense................................      371.6       319.1         57.9            --          (5.4)
Losses of nonconsolidated affiliates............      (13.9)         --         (5.5)           --          (8.4)
Income tax expense (benefit)....................       59.1       102.9          7.7            --         (51.5)
Extraordinary item..............................         --          --           --            --            --
Income (loss) from continuing operations........      110.6       149.8         13.0            --         (52.2)
Loss from discontinued operations...............     (146.7)         --           --        (146.7)           --
Identifiable assets.............................   12,988.5     9,834.6      1,660.8         175.0       1,318.1
Investments in nonconsolidated affiliates.......      114.9         6.1        100.9            --           7.9
Capital spending................................      667.0       539.0         75.0            --          53.0

1997
Net sales and revenue (all external)............  $ 4,548.9   $ 3,706.9    $   716.2    $       --    $    125.8
Depreciation and amortization...................      466.1       389.1         67.1            --           9.9
Interest expense (benefit)......................      437.8       319.0         63.5            --          55.3
Losses of nonconsolidated affiliates............      (12.8)         --         (2.9)           --          (9.9)
Income tax expense..............................      111.8       112.0         32.3            --         (32.5)
Extraordinary item..............................      (16.0)      (16.0)          --            --            --
Income (loss) from continuing operations........      232.9       188.3         47.9            --          (3.3)
Income from discontinued operations.............      446.8          --           --         446.8            --
Identifiable assets.............................   13,627.0     9,862.7      1,786.3         223.4       1,754.6
Investments in nonconsolidated affiliates.......      166.1         6.1        123.7            --          36.3
Capital spending................................      714.0       490.0         84.0            --         140.0

1996
Net sales and revenue (all external)............  $ 3,792.0   $ 2,991.8    $   658.8    $       --    $    141.4
Depreciation and amortization...................      423.8       343.4         71.6            --           8.8
Interest expense................................      415.0       291.8         75.2            --          48.0
Losses of nonconsolidated affiliates............       (4.1)         --         (1.3)           --          (2.8)
Income tax expense..............................      236.5       216.9         18.7            --           0.9
Income from continuing operations...............      430.3       371.3         30.1            --          28.9
Income from discontinued operations.............       74.6          --           --          74.6            --
Identifiable assets.............................   13,809.0     9,864.0      2,065.0         783.0       1,097.0
Investments in nonconsolidated affiliates.......      253.9         6.1        145.7            --         102.1
Capital spending................................      877.0       596.0        225.0            --          56.0

SELECTED FINANICAL INFORMATION (UNAUDITED)

FOR THE YEAR/MILLIONS OF DOLLARS, EXCEPT PER SHARE
INFORMATION                                                     1998       1997       1996       1995       1994
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
REVENUES
  Domestic Electric Operations..............................  $ 4,845.1  $ 3,706.9  $ 2,991.8  $ 2,646.1  $ 2,686.2
  Australian Electric Operations............................      614.5      716.2      658.8       25.9         --
  Other Operations(a).......................................      120.8      125.8      141.4      134.8      153.7
                                                              ---------  ---------  ---------  ---------  ---------
  Total.....................................................  $ 5,580.4  $ 4,548.9  $ 3,792.0  $ 2,806.8  $ 2,839.9
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS
  Domestic Electric Operations..............................  $   571.8  $   601.3  $   869.8  $   800.9  $   819.3
  Australian Electric Operations............................      114.5      150.5      127.4        5.5         --
  Other Operations(a).......................................       (5.5)      58.9       89.1       84.2       38.3
                                                              ---------  ---------  ---------  ---------  ---------
  Total.....................................................  $   680.8  $   810.7  $ 1,086.3  $   890.6  $   857.6
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
NET INCOME..................................................  $   (36.1) $   663.7  $   504.9  $   505.0  $   468.0
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
EARNINGS CONTRIBUTION (LOSS) ON COMMON STOCK
  Continuing operations
    Domestic Electric Operations............................  $   130.5  $   165.5  $   341.5  $   276.4  $   339.8
    Australian Electric Operations..........................       13.0       54.2       31.9        0.7         --
    Other Operations(a).....................................      (52.2)      (9.6)      27.1       86.2       18.0
                                                              ---------  ---------  ---------  ---------  ---------
    Total...................................................       91.3      210.1      400.5      363.3      357.8
  Discontinued operations(b)................................     (146.7)     446.8       74.6      103.0       70.5
  Extraordinary item(c).....................................         --      (16.0)        --         --         --
                                                              ---------  ---------  ---------  ---------  ---------
  Total.....................................................  $   (55.4) $   640.9  $   475.1  $   466.3  $   428.3
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
EARNINGS (LOSS) PER SHARE--BASIC AND DILUTED
  Continuing operations
    Domestic Electric Operations............................  $    0.44  $    0.56  $    1.17  $    0.97  $    1.20
    Australian Electric Operations..........................       0.04       0.18       0.11         --         --
    Other Operations(a).....................................      (0.18)     (0.03)      0.09       0.31       0.06
                                                              ---------  ---------  ---------  ---------  ---------
    Total...................................................       0.30       0.71       1.37       1.28       1.26
  Discontinued operations(b)................................      (0.49)      1.50       0.25       0.36       0.25
  Extraordinary item(c).....................................         --      (0.05)        --         --         --
                                                              ---------  ---------  ---------  ---------  ---------
  Total.....................................................  $   (0.19) $    2.16  $    1.62  $    1.64  $    1.51
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
CASH DIVIDENDS DECLARED PER COMMON SHARE....................  $    1.08  $    1.08  $    1.08  $    1.08  $    1.08
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
MARKET PRICE PER COMMON SHARE...............................  $ 21 1/16  $ 27 5/16  $  20 1/2  $  21 1/8  $  18 1/8
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
CAPITALIZATION
  Short-term debt...........................................  $     560  $     555  $     903  $   1,132  $     513
  Long-term debt............................................      4,559      4,413      4,829      4,509      3,391
  Preferred securities of Trusts............................        341        340        210         --         --
  Redeemable preferred stock................................        175        175        178        219        219
  Preferred stock...........................................         66         66        136        312        367
  Common equity.............................................      3,957      4,321      4,032      3,633      3,460
                                                              ---------  ---------  ---------  ---------  ---------
  Total.....................................................  $   9,658  $   9,870  $  10,288  $   9,805  $   7,950
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
TOTAL ASSETS................................................  $  12,989  $  13,627  $  13,809  $  13,167  $  11,000
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
TOTAL EMPLOYEES.............................................      9,120     10,087     10,118     10,418     10,083
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------

--------------------------
(a) Other Operations includes the operations of PFS, PGC, the western United States wholesale trading activities, as well as the activities of Holdings, including financing costs, and elimination entries.

(b) Discontinued operations includes the Company's interest in PTI, TPC and the eastern energy trading business of PPM.

(c) Extraordinary item includes a regulatory asset impairment pertaining to generation resources that are allocable to operations in California and Montana.

DOMESTIC ELECTRIC OPERATIONS (UNAUDITED)

                                                                                                            5-YEAR
                                                                                            1998 TO 1997   COMPOUND
FOR THE YEAR/MILLIONS OF DOLLARS, EXCEPT                                                     PERCENTAGE     ANNUAL
AS NOTED                                    1998      1997      1996      1995      1994     COMPARISON     GROWTH
----------------------------------------  --------  --------  --------  --------  --------  ------------   --------
REVENUES
  Residential...........................  $  806.6  $  814.0  $  801.4  $  739.7  $  746.0       (1)%          2%
  Commercial............................     653.5     640.9     623.3     576.9     571.7        2            4
  Industrial............................     705.5     709.9     719.3     708.8     742.3       (1)          --
  Other.................................      30.2      31.7      32.5      29.7      30.7       (5)          --
                                          --------  --------  --------  --------  --------
    Retail sales........................   2,195.8   2,196.5   2,176.5   2,055.1   2,090.7       --            2
  Wholesale sales and market trading....   2,583.6   1,428.0     738.8     520.0     532.7       81           39
  Other.................................      65.7      82.4      76.5      71.0      62.8      (20)          11
                                          --------  --------  --------  --------  --------
  Total.................................   4,845.1   3,706.9   2,991.8   2,646.1   2,686.2       31           14
                                          --------  --------  --------  --------  --------
EXPENSES
  Fuel..................................     477.6     454.2     443.0     431.6     483.0        5            1
  Purchased power.......................   2,497.0   1,296.5     618.7     386.7     394.5       93           47
  Other operations......................     292.4     292.0     276.9     273.7     263.8       --            2
  Maintenance...........................     164.9     178.0     167.3     168.4     174.5       (7)          (1)
  Administrative and general............     233.9     227.8     176.3     160.5     142.7        3           11
  Depreciation and amortization.........     386.6     389.1     343.4     320.4     301.6       (1)           7
  Taxes, other than income taxes........      97.5      97.6      96.4     103.9     106.8       --           (1)
  Special charges.......................     123.4     170.4        --        --        --      (28)          --
                                          --------  --------  --------  --------  --------
  Total.................................   4,273.3   3,105.6   2,122.0   1,845.2   1,866.9       38           19
                                          --------  --------  --------  --------  --------

INCOME FROM OPERATIONS..................     571.8     601.3     869.8     800.9     819.3       (5)          (6)
Interest expense........................     319.1     319.0     291.8     311.9     264.3       --            3
Interest capitalized....................     (14.5)    (12.2)    (11.4)    (14.9)    (14.5)      19            1
Other (income) expense--net.............      14.5      (5.8)      1.2     (25.3)    (30.2)       *            *
Income tax expense......................     102.9     112.0     216.9     214.1     220.2       (8)         (11)
                                          --------  --------  --------  --------  --------

NET INCOME..............................     149.8     188.3     371.3     315.1     379.5      (20)         (16)

PREFERRED DIVIDEND REQUIREMENT..........      19.3      22.8      29.8      38.7      39.7      (16)         (13)
                                          --------  --------  --------  --------  --------
EARNINGS CONTRIBUTION(A)................  $  130.5  $  165.5  $  341.5  $  276.4  $  339.8      (21)         (17)
                                          --------  --------  --------  --------  --------
                                          --------  --------  --------  --------  --------

IDENTIFIABLE ASSETS.....................  $  9,835  $  9,863  $  9,864  $  9,599  $  9,372       --            2
CAPITAL SPENDING........................  $    539  $    490  $    596  $    455  $    638       10           (3)

--------------------------

 *  Not a meaningful number.

(a) Does not reflect elimination of interest on intercompany borrowing arrangements and includes income taxes on a separate-company basis.

DOMESTIC ELECTRIC OPERATIONS STATISTICS (UNAUDITED)

                                                                                                               5-YEAR
                                                                                               1998 TO 1997   COMPOUND
                                                                                                PERCENTAGE     ANNUAL
FOR THE YEAR/MILLIONS OF DOLLARS, EXCEPT AS NOTED     1998     1997     1996    1995    1994    COMPARISON     GROWTH
---------------------------------------------------  -------  -------  ------  ------  ------  ------------   --------
ENERGY SALES (Millions of kWh)
  Residential......................................   12,969   12,902  12,819  12,030  12,127        1%           1%
  Commercial.......................................   12,299   11,868  11,497  10,797  10,645        4            4
  Industrial.......................................   20,966   20,674  20,332  19,748  20,306        1            1
  Other............................................      651      705     640     592     623       (8)           2
                                                     -------  -------  ------  ------  ------
    Retail sales...................................   46,885   46,149  45,288  43,167  43,701        2            2
  Wholesale sales and market trading...............   94,077   59,143  29,665  16,376  15,625       59           44
                                                     -------  -------  ------  ------  ------
Total..............................................  140,962  105,292  74,953  59,543  59,326       34           20
                                                     -------  -------  ------  ------  ------
                                                     -------  -------  ------  ------  ------
ENERGY SOURCE (%)
  Coal.............................................       51       43      60      74      79       19           (8)
  Hydroelectric....................................        6        5       7       7       5       20           --
  Other............................................        2        2       1       2       2       --           15
  Purchase and exchange contracts..................       41       50      32      17      14      (18)          21
                                                     -------  -------  ------  ------  ------
NUMBER OF RETAIL CUSTOMERS (Thousands)
  Residential......................................    1,255    1,228   1,194   1,167   1,147        2            2
  Commercial.......................................      174      170     167     160     158        2            2
  Industrial.......................................       36       36      37      35      34       --            2
  Other............................................        5        4       4       4       3       25            5
                                                     -------  -------  ------  ------  ------
Total..............................................    1,470    1,438   1,402   1,366   1,342        2            2
                                                     -------  -------  ------  ------  ------
                                                     -------  -------  ------  ------  ------
RESIDENTIAL CUSTOMERS
  Average annual usage (kWh).......................   10,443   10,644  10,866  10,395  10,646       (2)          (1)
  Average annual revenue per customer (Dollars)....      650      672     679     639     655       (1)          --
  Revenue per kWh (Cents)..........................      6.2      6.3     6.3     6.1     6.1       --           --

MILES OF LINE
  Transmission.....................................   15,000   15,000  14,900  14,900  14,900       --           --
  Distribution
    --overhead.....................................   45,000   45,000  45,000  44,900  44,800       --           --
    --underground..................................   10,000   10,000   9,600   9,100   8,800       --            4

SYSTEM PEAK DEMAND (Megawatts)
  Net system load(a)
    --summer.......................................    7,666    7,110   7,257   6,855   7,151        8            3
    --winter.......................................    7,909    7,403   7,615   7,030   7,174        7            2
  Total firm load
    --summer(b)....................................   11,629   10,871  10,572   8,899   8,830        7            7
    --winter.......................................   12,301   10,830  10,775   8,904   8,903       14            7
SYSTEM CAPABILITY (Megawatts)(c)
    --summer.......................................   12,632   12,343  12,115  10,224  10,020        2            5
    --winter.......................................   13,427   12,618  12,160  10,994  10,391        6            6

------------------------------

(a)  Excludes off-system sales.

(b)  Includes firm off-system sales.

(c)  Generating capability and firm purchases at time of firm peak.

AUSTRALIAN ELECTRIC OPERATIONS (UNAUDITED)(A)

                                                                                                        1998 TO 1997
                                                                                                         PERCENTAGE
FOR THE YEAR/MILLIONS OF DOLLARS, EXCEPT AS NOTED          1998       1997       1996       1995        COMPARISON(B)
-------------------------------------------------------  ---------  ---------  ---------  ---------  -------------------
REVENUES
  Powercor area........................................  $   437.8  $   538.6  $   583.6  $    25.4             (19)%
    Outside Powercor area
      Victoria.........................................       79.1       98.7       45.0         --             (20     )
      New South Wales..................................       71.6       46.0         --         --              56
      Australian Capital Territory.....................        0.6         --         --         --               *
      Queensland.......................................        0.3         --         --         --               *
                                                         ---------  ---------  ---------  ---------
        Energy sales...................................      589.4      683.3      628.6       25.4             (14     )
    Other..............................................       25.1       32.9       30.2        0.5             (24     )
                                                         ---------  ---------  ---------  ---------
    Total..............................................      614.5      716.2      658.8       25.9             (14     )
                                                         ---------  ---------  ---------  ---------
  EXPENSES
    Purchased power....................................      255.0      308.5      305.1       11.0             (17     )
    Other operations...................................      108.7      100.7       62.3        2.5               8
    Maintenance........................................       31.4       33.3       50.0        0.3              (6     )
    Administrative and general.........................       45.7       54.9       40.7        3.4             (17     )
    Depreciation and amortization......................       58.2       67.1       71.6        3.1             (13     )
    Taxes, other than income taxes.....................        1.0        1.2        1.7        0.1             (17     )
                                                         ---------  ---------  ---------  ---------
    Total..............................................      500.0      565.7      531.4       20.4             (12     )
                                                         ---------  ---------  ---------  ---------
  INCOME FROM OPERATIONS...............................      114.5      150.5      127.4        5.5             (24     )
  Interest expense.....................................       57.9       63.5       75.2        3.8              (9     )
  Equity in losses of Hazelwood(a).....................        5.5        2.9        1.3         --              90
  Other (income) expense--net..........................       30.4       (2.4)       0.3        0.5               *
  Income tax expense...................................        7.7       32.3       18.7        0.5             (76     )
                                                         ---------  ---------  ---------  ---------
EARNINGS CONTRIBUTION..................................  $    13.0  $    54.2  $    31.9  $     0.7             (76     )
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
IDENTIFIABLE ASSETS....................................  $   1,661  $   1,786  $   2,065  $   1,751              (7     )
CAPITAL SPENDING.......................................  $      75  $      84  $     225  $   1,591             (11     )

ENERGY SALES (Millions of kWh)
  Powercor area........................................      7,233      7,410      7,519        362              (2     )
  Outside Powercor area
    Victoria...........................................      2,396      2,262        791         --               6
    New South Wales....................................      2,241      1,372         --         --              63
    Australian Capital Territory.......................         12         --         --         --               *
    Queensland.........................................          6         --         --         --               *
                                                         ---------  ---------  ---------  ---------
  Total................................................     11,888     11,044      8,310        362               8
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
NUMBER OF CUSTOMERS
  Powercor area........................................    562,394    553,457    546,247    540,125               2
  Outside Powercor area
    Victoria...........................................      1,102        622        567         --              77
    New South Wales....................................      1,189        811         --         --              47
    Australian Capital Territory.......................         23         --         --         --               *
    Queensland.........................................          4         --         --         --               *
                                                         ---------  ---------  ---------  ---------
  Total................................................    564,712    554,890    546,814    540,125               2
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

------------------------------

*   Not a meaningful number.

(a) Results of operations are included since dates of acquisition, December 12, 1995 for Powercor and September 13, 1996 for Hazelwood.

(b) Comparison done without consideration of the changes in currency exchange rates.

OTHER OPERATIONS (UNAUDITED)

    Other Operations include the operations of PFS, PGC, the western United States energy trading activities and several start-up-phase ventures, as well as the activities of Holdings, including financing costs. PGC assets were sold on November 5, 1997 and a majority of the real estate assets of PFS were sold during May 1998.

FOR THE YEAR/MILLIONS OF DOLLARS                                     1998       1997       1996       1995       1994
-----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
EARNINGS CONTRIBUTION
  PFS............................................................  $     8.1  $    30.2  $    34.1  $    30.4  $     3.0
  PGC............................................................         --       10.4        7.8        5.6        8.5
  Tax settlement.................................................         --         --         --       32.2         --
  Holdings and other.............................................      (60.3)     (50.2)     (14.8)      18.0        6.5
                                                                   ---------  ---------  ---------  ---------  ---------
  Total..........................................................  $   (52.2) $    (9.6) $    27.1  $    86.2  $    18.0
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
IDENTIFIABLE ASSETS
  PFS............................................................        422        692        708        697        731
  PGC............................................................         --         --        123        116        113
  Holdings and other(a)..........................................        896      1,063        266        246        252
                                                                   ---------  ---------  ---------  ---------  ---------
  Total..........................................................  $   1,318  $   1,755  $   1,097  $   1,059  $   1,096
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
CAPITAL SPENDING.................................................  $      53  $     140  $      56  $      44  $      13

------------------------

(a) During 1997, the Company generated $1.8 billion of cash, excluding $370 million of current income tax liabilities, from sales of assets with carrying values of $822 million. See Notes 4 and 16.

SUPPLEMENTAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTER ENDED/MILLIONS OF DOLLARS,
EXCEPT PER SHARE AMOUNTS                   MARCH 31             JUNE 30          SEPTEMBER 30         DECEMBER 31
-----------------------------------      -------------       -------------       -------------       -------------
1998

Revenues...........................      $     1,260.2       $     1,202.2       $    1,918.2        $    1,199.8
Income from operations.............              140.2               194.3              190.4               155.9
Income (loss) from continuing
  operations.......................              (14.6)               78.9               34.6                11.7
Discontinued operations............               (0.5)              (38.1)            (122.2)               14.1
Net income (loss)..................              (15.1)               40.8              (87.6)               25.8
Earnings (loss) on common stock....              (19.9)               36.0              (92.4)               20.9
Earnings (loss) per common share:
  Continuing operations............              (0.07)               0.25               0.10                0.02
  Discontinued operations..........                 --               (0.13)             (0.41)               0.05
Common dividends declared and paid
  per share........................               0.27                0.27               0.27                0.27
Common stock price per share (NYSE)
  High.............................             26 3/4             24 7/16             23 1/8             22 5/16
  Low..............................           22 13/16            21 13/16             18 7/8              18 3/4

1997

Revenues...........................      $     1,002.8       $       998.1       $    1,207.7        $    1,340.3
Income from operations.............              262.8               223.2              279.1                45.6
Income from continuing
  operations.......................              103.6                77.7               46.3                 5.3
Discontinued operations............               17.4                17.1               27.7               384.6
Extraordinary item.................                 --                  --                 --               (16.0)
Net income.........................              121.0                94.8               74.0               373.9
Earnings on common stock...........              114.9                88.7               68.2               369.1
Earnings (loss) per common share:
  Continuing operations............               0.33                0.24               0.14                  --
  Discontinued operations..........               0.06                0.06               0.09                1.29
  Extraordinary item...............                 --                  --                 --               (0.05)
Common dividends declared and paid
  per share........................               0.27                0.27               0.27                0.27
Common stock price per share (NYSE)
  High.............................             21 3/4              22 3/8             23 3/8             27 5/16
  Low..............................             20 1/8              19 1/4            20 9/16             21 7/16

    A significant portion of the operations are of a seasonal nature. Previously reported quarterly information has been revised to reflect certain reclassifications. These reclassifications had no effect on previously reported consolidated net income.

    In the first quarter of 1998, the Company recorded an after-tax charge of $54 million, or $0.18 per share, relating to the write off of TEG transaction costs and $70 million, or $0.24 per share, relating to the early retirement offer. See Notes 3 and 6.

    In the third quarter 1998, the Company recorded an after-tax charge of $119 million, or $0.40 per share, relating to the provision for losses anticipated in the disposition of PPM and TPC. In addition, the Company recorded an after-tax charge of $32 million, or $0.11 per share, relating to the provision for losses anticipated in the disposition of the Company's other energy businesses. See Notes 4 and 16.

    In the fourth quarter of 1998, the Company recorded an after-tax adjustment of $23 million, or $0.08 per share, relating to the Utah rate case, $13 million, or $0.04 per share, relating to ScottishPower merger costs, $17 million, or $0.06 per share, relating to the write down of its investment in Hazelwood and $14 million, or $0.05 per share, of income relating to revised losses for discontinued operations due to the pending sale of TPC for $133 million plus a working capital adjustment at closing. See Notes 2, 4, 5 and 16.

    In the fourth quarter of 1997, the Company recorded after-tax amounts as follows: asset sales gains of $395 million, or $1.33 per share, special charges of $106 million, or $0.36 per share, and an extraordinary charge of $16 million, or $0.05 per share. See Notes 4, 5 and 15.

    See Note 4 for information regarding discontinued operations.

    On March 1, 1999, there were 105,133 common shareholders of record.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No information is required to be reported pursuant to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to the Company's directors is incorporated herein by this reference to "Proposal for Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Shareholders. The information required by this item with respect to the Company's executive officers is set forth in Part I of this report under Item 4A. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by this reference to "Proposal for Election of Directors--Executive Compensation" in the Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by this reference to "Proposal for Election of Directors--Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by this reference to "Proposal for Election of Directors--Director Compensation and Certain Transactions" in the Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The list of all financial statements filed as a part of this report is included in ITEM 8.

    2.  Schedules:*

------------------------

* All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements included under ITEM 8.

    3.  Exhibits:

  *(2)a --  Agreement and Plan of Merger, dated as of December 6, 1998, by and among
              Scottish Power plc, NA General Partnership, Scottish Power NA 1 Limited and
              Scottish Power NA 2 Limited. (Incorporated by reference to Exhibit 1 to the
              Form 6-K, dated December 11, 1998, filed by Scottish Power plc, File No.
              1-14676).

   (2)b --  Amended and Restated Agreement and Plan of Merger, dated as of December 6,
              1998, as amended as of January 29, 1999 and February 9, 1999, and amended and restated as of February 23, 1999, by and among New Scottish Power PLC,
              Scottish Power plc, NA General Partnership and PacifiCorp.

  *(2)c --  Stock Purchase Agreement, dated as of June 11, 1997, by and among PacifiCorp
              Holdings, Inc., Pacific Telecom, Inc., Century Telephone Enterprises, Inc.
              and Century Cellunet, Inc. (Incorporated by reference to Exhibit 2.1 of
              Century Telephone Enterprises, Inc.'s Current Report on Form 8-K dated June
              11, 1997, File No. 1-7784).

  *(3)a --  Third Restated Articles of Incorporation of the Company (Exhibit (3)b, Form
              10-K for the fiscal year ended December 31, 1996, File No. 1-5152).

   (3)b --  Bylaws of the Company as amended November 18, 1998.

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

   (4)b --  Thirteenth Supplemental Indenture, dated as of November 1, 1998.

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

*+(10)a --  PacifiCorp Deferred Compensation Payment Plan, as amended (Exhibit 10-F, Form
              10-K for fiscal year ended December 31, 1992, File No. 1-8749) (Exhibit
              (10)b, Form 10-K for fiscal year ended December 31, 1994, File No. 1-5152).

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

 +(10)e --  PacifiCorp Long Term Incentive Plan, 1993 Restatement, as amended.

*+(10)f --  Form of Restricted Stock Agreement under PacifiCorp Long-Term Incentive Plan,
              1993 Restatement, as amended (Exhibit 10H, Form 10-K for the year ended
              December 31, 1993, File No. 0-873).

 +(10)g --  PacifiCorp Supplemental Executive Retirement Plan, as amended.

*+(10)h --  Incentive Compensation Agreement dated as of February 1, 1994 between
              PacifiCorp and Frederick W. Buckman (Exhibit (10)k, Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5152).

*+(10)i --  Compensation Agreement dated as of February 9, 1994 between PacifiCorp and
              Keith R. McKennon, as amended (Exhibit (10)m, Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5152).

*+(10)j --  Amendment No. 1 to Compensation Agreement between PacifiCorp and Keith R.
              McKennon dated as of February 9, 1995 (Exhibit (10)r, Form 10-K for the
              fiscal year ended December 31, 1994, File No. 1-5152).

 +(10)k --  PacifiCorp Stock Incentive Plan dated August 14, 1996, as amended.

 +(10)l --  Form of Restricted Stock Agreement under PacifiCorp Stock Incentive Plan, as amended.

 +(10)m --  PacifiCorp 1998 Restricted Stock Program.

 +(10)n --  Form of Nonstatutory Stock Option Agreement under PacifiCorp Stock Incentive
              Plan.

 +(10)o --  PacifiCorp Executive Severance Plan, as amended.

 +(10)p --  Severance Agreement between PacifiCorp and Frederick W. Buckman dated as of
              September 18, 1998.

 +(10)q --  Employment Agreement between PacifiCorp and Keith R. McKennon dated as of
              December 4, 1998.

 *(10)r --  Short-Term Surplus Firm Capacity Sale Agreement executed July 9, 1992 by the
              United States of America Department of Energy acting by and through the
              Bonneville Power Administration and Pacific Power & Light Company (Exhibit
              (10)n, Form 10-K for the fiscal year ended December 31, 1992, File No.
              1-5152).

 *(10)s --  Restated Surplus Firm Capacity Sale Agreement executed September 27, 1994 by the United States of America Department of Energy acting by and through the
              Bonneville Power Administration and Pacific Power & Light Company (Exhibit
              (10)t, Form 10-K for the fiscal year ended December 31, 1994, File No.
              1-5152).

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

(b) Reports on Form 8-K.

    On Form 8-K and Form 8-K/A Amendment No. 1 dated December 7, 1998, under "Item 5. Other Events," the Company filed a news release concerning a merger agreement between the Company, Scottish Power plc, NA General Partnership, Scottish Power NA 1 Limited and Scottish Power NA 2 Limited.

    On Form 8-K, dated February 16, 1999, under "Item 5. Other Events," the Company filed a news release announcing an agreement to sell TPC Corporation.

(c) See (a) 3. above.

(d) See (a) 2. above.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                PACIFICORP

                                By:            /s/ KEITH R. MCKENNON
                                     -----------------------------------------
                                                 Keith R. McKennon
                                                    (PRESIDENT)

Date: March 30, 1999

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ KEITH R. MCKENNON
------------------------------  President, Chief Executive
      Keith R. McKennon           Officer and Chairman        March 30, 1999
         (PRESIDENT)

    /s/ RICHARD T. O'BRIEN
------------------------------  Executive Vice President
      Richard T. O'Brien          and Chief Operating         March 30, 1999
  (EXECUTIVE VICE PRESIDENT)      Officer

     /s/ ROBERT R. DALLEY
------------------------------
       Robert R. Dalley         Controller and Chief          March 30, 1999
    (CONTROLLER AND CHIEF         Accounting Officer
     ACCOUNTING OFFICER)

  /s/ *W. CHARLES ARMSTRONG
------------------------------
     W. Charles Armstrong

                                Director                    March 30, 1999

    /s/ *KATHRYN A. BRAUN
------------------------------
       Kathryn A. Braun

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ *C. TODD CONOVER
------------------------------
       C. Todd Conover

     /s/ *NOLAN E. KARRAS
------------------------------
       Nolan E. Karras

    /s/ *ROBERT G. MILLER
------------------------------
       Robert G. Miller

     /s/ *ALAN K. SIMPSON
------------------------------
       Alan K. Simpson

                                Director                    March 30, 1999

     /s/ *VERL R. TOPHAM
------------------------------
        Verl R. Topham

     /s/ *DON M. WHEELER
------------------------------
        Don M. Wheeler

    /s/ NANCY WILGENBUSCH
------------------------------
      Nancy Wilgenbusch

      /s/ *PETER I. WOLD
------------------------------
        Peter I. Wold

*By:    /s/ NANCY WILGENBUSCH
      -------------------------
          Nancy Wilgenbusch