Form 10-K405/A
period 1998-12-31
PACIFICORP /OR/
filed 1999-04-30
CIK 75594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------


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


    None


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                                                                         PAGE
                                                                                                                          NO.
                                                                                                                         -----
Definitions.........................................................................................................          ii

Part I
           Item 1.       Business...................................................................................           1
                         The Organization...........................................................................           1
                         Domestic Electric Operations...............................................................           2
                         Australian Electric Operations.............................................................          12
                         Other Operations...........................................................................          18
                         Discontinued Operations....................................................................          18
                         Employees..................................................................................          18
           Item 2.       Properties.................................................................................          19
           Item 3.       Legal Proceedings..........................................................................          21
           Item 4.       Submission of Matters to a Vote of Security Holders........................................          22
           Item 4A.      Executive Officers of the Registrant.......................................................          22

Part II
           Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters......................          23
           Item 6.       Selected Financial Data....................................................................          23
           Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......          23
           Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.................................          51
           Item 8.       Financial Statements and Supplementary Data................................................          51
           Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......          96

Part III
           Item 10.      Directors and Executive Officers of the Registrant.........................................          96
           Item 11.      Executive Compensation.....................................................................          97
           Item 12.      Security Ownership of Certain Beneficial Owners and Management.............................         110
           Item 13.      Certain Relationships and Related Transactions.............................................         110

Part IV
           Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................         111

Signatures..........................................................................................................         114

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


    Both companies' boards of directors have approved the Agreement. However, before the transactions under the Agreement can be consummated, a number of conditions must be satisfied, including obtaining approvals and consents from shareholders of both companies, the United States Federal Energy Regulatory Commission ("FERC"), the United States Nuclear Regulatory Commission, the regulatory commissions in certain of the states served by the Company and Australian regulatory authorities. Generally, approval by the state regulatory commission is subject to a finding that the transaction is in the public interest. The commissions may attach conditions to their approval. Hearings on the merger have been scheduled for July and August 1999 by the Oregon, Utah, Wyoming and Idaho commissions. The parties have received early termination of the waiting period under the provisions of the Hart-Scott-Rodino Antitrust Improvement Act. Both companies expect to have shareholder meetings in mid-1999 requesting shareholder approval of the merger.


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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW SUMMARY


                                                            FORECASTED                         ACTUAL
                                                  -------------------------------  -------------------------------
FOR THE YEAR/MILLIONS OF DOLLARS                    2001       2000       1999       1998       1997       1996
------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Net Cash Flow from Continuing Operations
  Domestic Electric Operations..................                                   $     692  $     727  $     718
  Australian Electric Operations................                                         114        101         95
  Other Operations..............................                                        (121)         8         75
                                                                                   ---------  ---------  ---------
  Total.........................................                                         685        836        888
  Cash Dividends Paid...........................                                         337        341        346
                                                                                   ---------  ---------  ---------

Net.............................................  $ 475-525  $ 475-525  $ 425-475  $     348  $     495  $     542
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Construction
  Domestic Electric Operations..................  $     462  $     414  $     479  $     539  $     490  $     442
  Australian Electric Operations................         60         65         60         70         79         80
  Other Operations..............................         --         --         --          1          9          7
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Total.........................................        522        479        539        610        578        529

Acquisitions and Investments
  Domestic Electric Operations..................         --         --         --         --         --        154
  Australian Electric Operations................         --         --         --          5          5        145
  Other Operations..............................         --         --         --         52        131         49
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Total.........................................         --         --         --         57        136        348
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Total Capital Spending........................  $     522  $     479  $     539  $     667  $     714  $     877
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------  ---------

Maturities of Long-Term Debt
  Domestic Electric Operations..................  $     138  $     170  $     300  $     196  $     208  $     182
  Australian Electric Operations................         --         --         --      1,339          3         42
  Other Operations..............................         --         --         --        169         10         19
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Total.........................................  $     138  $     170  $     300  $   1,704  $     221  $     243
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Other Refinancings............................                                   $      28  $     558  $      42
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------


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

         (See accompanying Notes to Consolidated Financial Statements)

       STATEMENTS OF CONSOLIDATED CHANGES IN COMMON SHAREHOLDERS' EQUITY


                                                       COMMON SHAREHOLDERS'
                                                                                            ACCUMULATED
                                                             CAPITAL                           OTHER            TOTAL
                                                       --------------------   RETAINED     COMPREHENSIVE    COMPREHENSIVE
MILLIONS OF DOLLARS/THOUSANDS OF SHARES                 SHARES     AMOUNT     EARNINGS        INCOME        INCOME (LOSS)
-----------------------------------------------------  ---------  ---------  -----------  ---------------  ---------------
BALANCE, JANUARY 1, 1996.............................    284,277  $ 3,012.9   $   632.4      $      --        $      --
Comprehensive income
  Net income.........................................         --         --       504.9             --            504.9
  Other comprehensive income
    Foreign currency translation adjustment, net of
      tax of $8.0....................................         --         --          --           12.7             12.7
Cash dividends declared
  Preferred stock....................................         --         --       (29.1)            --               --
  Common stock ($1.08 per share).....................         --         --      (317.9)            --               --
Preferred stock retired..............................         --         --        (7.5)            --               --
Sales to public......................................      8,790      177.8          --             --               --
Sales through Dividend Reinvestment and Stock
  Purchase Plan......................................      2,073       43.2          --             --               --
Redemptions and repurchases..........................         --        2.9          --             --               --
                                                       ---------  ---------  -----------        ------           ------
BALANCE, DECEMBER 31, 1996...........................    295,140    3,236.8       782.8           12.7        $   517.6
                                                                                                                 ------
                                                                                                                 ------
Comprehensive income
  Net income.........................................         --         --       663.7             --        $   663.7
  Other comprehensive income
    Foreign currency translation adjustment, net of
      tax of $46.9...................................         --         --          --          (72.3)           (72.3)
Cash dividends declared
  Preferred stock....................................         --         --       (20.0)            --               --
  Common stock ($1.08 per share).....................         --         --      (320.0)            --               --
Preferred stock retired..............................         --         --        (0.2)            --               --
Sales through Dividend Reinvestment and Stock
  Purchase Plan......................................      1,768       37.4          --             --               --
                                                       ---------  ---------  -----------        ------           ------
BALANCE, DECEMBER 31, 1997...........................    296,908    3,274.2     1,106.3          (59.6)       $   591.4
                                                                                                                 ------
                                                                                                                 ------
Comprehensive income (loss)
  Net loss...........................................         --         --       (36.1)            --        $   (36.1)
  Other comprehensive income (loss)
    Unrealized gain on available-for-sale securities,
      net of tax of $3.8.............................         --         --          --            6.2              6.2
    Foreign currency translation adjustment, net of
      tax of $4.0....................................         --         --          --           (7.3)            (7.3)
Cash dividends declared
  Preferred stock....................................         --         --       (17.2)            --               --
  Common stock ($1.08 per share).....................         --         --      (321.0)            --               --
Sales through Dividend Reinvestment and Stock
  Purchase Plan......................................        346        9.1          --             --               --
Stock options exercised..............................         89        1.7          --             --               --
                                                       ---------  ---------  -----------        ------           ------
BALANCE, DECEMBER 31, 1998...........................    297,343  $ 3,285.0   $   732.0      $   (60.7)       $   (37.2)
                                                       ---------  ---------  -----------        ------           ------
                                                       ---------  ---------  -----------        ------           ------


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

    The net periodic pension cost and significant assumptions are summarized as follows:

FOR THE YEAR/MILLIONS OF DOLLARS                                                  1998         1997         1996
-----------------------------------------------------------------------------  -----------  -----------  -----------
Service cost.................................................................    $    25.6    $    27.6    $    31.5
Interest cost................................................................         82.0         82.1         78.8
Expected return on plan assets...............................................        (89.4)       (76.7)       (65.8)
Amortization of unrecognized net obligation..................................          6.9          7.2          7.2
Recognized prior service cost................................................          3.0          2.2          2.0
Recognized (gain) loss.......................................................         (0.3)         0.1          0.2
Regulatory deferral..........................................................           --           --         14.2
                                                                               -----------  -----------  -----------
Net periodic pension cost....................................................    $    27.8    $    42.5    $    68.1
                                                                               -----------  -----------  -----------
                                                                               -----------  -----------  -----------

Discount rate................................................................     6.3%-6.8%      6.3%-7%    7.3%-7.5%

Expected long-term rate of return on assets..................................     7.5%-9.3%    7.5%-9.3%      8.5%-9%

Rate of increase in compensation levels......................................         4%-5%        4%-5%      4.5%-6%

    The change in the projected benefit obligation, change in plan assets and funded status are as follows:

FOR THE YEAR/MILLIONS OF DOLLARS                                                               1998       1997
-------------------------------------------------------------------------------------------  ---------  ---------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation--beginning of year............................................  $ 1,216.3  $ 1,125.8
Service cost...............................................................................       25.6       27.6
Interest cost..............................................................................       82.0       82.1
Foreign currency exchange rate changes.....................................................       (4.3)     (15.2)
Plan participant contributions.............................................................        1.5        1.2
Plan amendments............................................................................       11.7        1.6
Curtailment gain...........................................................................       (9.0)        --
Special termination benefit loss...........................................................      110.9         --
Actuarial loss.............................................................................       38.2       65.3
Benefits paid..............................................................................     (202.7)     (72.1)
                                                                                             ---------  ---------
Projected benefit obligation--end of year..................................................  $ 1,270.2  $ 1,216.3
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15  EMPLOYMENT BENEFIT PLANS (CONTINUED)

FOR THE YEAR/MILLIONS OF DOLLARS                                                               1998       1997
-------------------------------------------------------------------------------------------  ---------  ---------
CHANGE IN PLAN ASSETS
Plan assets at fair value--beginning of year...............................................  $ 1,003.5  $   871.5
Foreign currency exchange rate changes.....................................................       (4.4)     (14.7)
Actual return on plan assets...............................................................      154.5      148.0
Plan participant contributions.............................................................        1.5        1.2
Company contributions......................................................................       96.6       69.6
Benefits paid..............................................................................     (202.7)     (72.1)
                                                                                             ---------  ---------
Plan assets at fair value--end of year.....................................................  $ 1,049.0  $ 1,003.5
                                                                                             ---------  ---------
                                                                                             ---------  ---------
RECONCILIATION OF ACCRUED PENSION COST AND TOTAL AMOUNT RECOGNIZED
Funded status of the plan..................................................................  $  (221.2) $  (212.7)
Unrecognized net (gain) loss...............................................................       (5.0)       4.9
Unrecognized prior service cost............................................................       22.5       15.2
Unrecognized net transition obligation.....................................................       67.7       80.0
                                                                                             ---------  ---------
Accrued pension cost.......................................................................     (136.0)    (112.6)
                                                                                             ---------  ---------
Accrued benefit liability..................................................................     (138.5)    (118.2)
Intangible asset...........................................................................        2.5        5.6
                                                                                             ---------  ---------
Accrued pension cost.......................................................................  $  (136.0) $  (112.6)
                                                                                             ---------  ---------
                                                                                             ---------  ---------

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

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15  EMPLOYMENT BENEFIT PLANS (CONTINUED)


    The net periodic postretirement benefit cost and significant assumptions are summarized as follows:


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


    The change in the accumulated postretirement benefit obligation, change in plan assets and funded status are as follows:


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


                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



    The PacifiCorp board is divided into three classes: Class I, Class II and Class III, each class as nearly equal in number as possible. The directors in each class hold office for three-year terms. The table below includes information with respect to each director's business experience for the past five years.



                                                                                                           DIRECTOR
NAME, AGE, CLASS, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                                               SINCE
--------------------------------------------------------------------------------------------------------  -----------
W. Charles Armstrong, 54 (Class I, 2000)................................................................        1996
    Consultant, East Sound, Washington; formerly Chief Executive Officer of Epitope, Inc., May-November
    1997; Chief Executive Officer, Bank of America Oregon, 1992-1996; Director of Epitope, Inc.,
    Agritope, Inc. and PacifiCorp Group Holdings Company

C. Todd Conover, 59 (Class I, 2000).....................................................................        1991
    Managing Director, Starmont Asset Management, LLC, San Francisco, California since 1998 and
    President and Chief Executive Officer, The Vantage Company, a business consulting firm, Los Altos,
    California, since 1992; formerly General Manager, Finance Industry Group, Tandem Computers
    Incorporated, 1994-1995; Director of Blount International, Inc., Tracy Bankshares, Inc. and
    PacifiCorp Group Holdings Company.

Nolan E. Karras, 54 (Class I, 2000).....................................................................        1993
    President, The Karras Company, Inc., investment advisers, Roy, Utah, since 1983; formerly Member of
    Utah House of Representatives, 1981-1990; Speaker of the House, 1989-1990; Director of PacifiCorp
    Group Holdings Company.

Kathryn Braun Lewis, 47 (Class II, 2001)................................................................        1994
    formerly President and Chief Operating Officer, Storage Division, since 1997, and Executive Vice
    President, Western Digital Corporation, a computer equipment company, Irvine, California, 1978-1998;
    Director of PacifiCorp Group Holdings Company and Artisoft, Inc.

Keith R. McKennon, 65 (Class I, 2000)...................................................................        1990
    Chairman of the PacifiCorp Board, since 1994, and President and Chief Executive Officer, since 1998;
    formerly Chairman (1992-1994) and Chief Executive Officer (1992-1993), Dow Corning Corporation,
    Midland, Michigan; Chairman of the Board, PacifiCorp Group Holdings Company.

                                                                                                           DIRECTOR
NAME, AGE, CLASS, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                                               SINCE
--------------------------------------------------------------------------------------------------------  -----------
Robert G. Miller, 54 (Class II, 2001)...................................................................        1994
    Vice Chairman and Chief Executive Officer, since 1998, formerly President and Chief Executive
    Officer, since 1997, and Chairman, Fred Meyer, Inc., a retail merchandising company, Portland,
    Oregon, since 1991; Director of PacifiCorp Group Holdings Company, SMG II Holdings Corporation and
    Path Mark Stores, Inc.

Alan K. Simpson, 67 (Class II, 2001)....................................................................        1997
    formerly U.S. Senator, 1976-1996; Director of PacifiCorp Group Holdings Company, IDS Mutual Fund
    Group and Biogen Corporation.

Verl R. Topham, 64 (Class II, 2001).....................................................................        1994
    Senior Vice President and General Counsel of PacifiCorp since 1994; formerly President, Utah Power &
    Light Company, 1990-1994; Director of PacifiCorp Group Holdings Company and Powercor Australia, Ltd.
    Mr. Topham will retire as an employee of PacifiCorp as of May 1, 1999.

Nancy Wilgenbusch, 51 (Class III, 1999).................................................................        1986
    President, Marylhurst University, Portland, Oregon, since 1984; Director of Federal Reserve Bank of
    San Francisco, Portland Branch, Cascade Corporation; PacifiCorp Group Holdings Company and Powercor
    Australia Ltd.

Peter I. Wold, 51, (Class III, 1999)....................................................................        1995
    Partner, Wold Oil & Gas Company, an oil and gas exploration and production company, Casper, Wyoming, since 1981; Director of Federal Reserve Bank of Kansas City, Denver Branch, and PacifiCorp Group
    Holdings Company.



    The information required by this item with respect to PacifiCorp's executive officers is set forth in Part I of this report under Item 4A. There are no family relationships among the directors and executive officers of PacifiCorp.



    Section 16(a) of the Securities Exchange Act of 1934 requires PacifiCorp's executive officers and directors, and persons who own more than 10% of the PacifiCorp common stock outstanding, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Based solely on reports and other information submitted by executive officers and directors, PacifiCorp believes that during the year ended December 31, 1998, each of its executive officers, directors and persons who own more than 10% of the PacifiCorp common stock outstanding filed all reports required by Section 16(a).



ITEM 11. EXECUTIVE COMPENSATION



DIRECTOR COMPENSATION AND CERTAIN TRANSACTIONS



    PacifiCorp's non-officer directors are compensated for their board service by a combination of cash and PacifiCorp common stock under a non-employee directors' stock compensation plan that seeks to increase the community of interest between PacifiCorp's shareholders and its directors. Under this plan, non-employee directors of PacifiCorp are granted approximately $75,000 worth of PacifiCorp common stock every five years. Non-employee directors having fewer than five years of service remaining before reaching retirement age receive stock valued at approximately $15,000 for each remaining year. Stock granted under this plan vests over the five-year period following the grant or shorter period to retirement, and unvested shares are forfeited if the recipient ceases to be a director. The shares are purchased in the market with funds supplied by PacifiCorp, and the certificates are then held by PacifiCorp until the shares vest. During 1998, an aggregate of 13,894 shares previously granted under the plan vested.



    PacifiCorp's non-officer directors receive the balance of their compensation in cash. They are paid $16,000 per year plus $1,000 for each PacifiCorp board or committee meeting attended. Until his election as President and Chief Executive Officer in 1998, Mr. McKennon was paid annually with PacifiCorp common stock valued at $155,000 for his service as Chairman of the Board, plus his $15,000 per year participation in the non-employee directors' stock compensation plan. Members of the Executive Committee and chairs of the other committees of the PacifiCorp board are paid an additional $2,500 per year. Non-employee members of the regional boards are paid $9,000 per year plus $1,000 for each board or subcommittee meeting attended. In addition, members of the Utah Board who are former directors of Utah Power & Light Company participate in a retirement plan under which they are eligible to receive benefits of $560 per month upon retirement at age 65 or older and certain death benefits.



    During 1998, Messrs. Conover and Karras received $11,000 and $12,000 in directors' fees, respectively, from PacifiCorp Group Holdings Company; Dr. Wilgenbusch received $7,500 in directors' fees from Powercor Australia Ltd.



    Don M. Wheeler, who retired as a PacifiCorp director on February 10, 1999, was Chairman and Chief Executive Officer of Wheeler Machinery Company, a company engaged in sales and service of large earth-moving and grading equipment, engines and related machinery, until July 1996 when he became Chairman and Chief Executive Officer of ICM Equipment Company ("ICM"). ICM is a materials handling and rental services company serving industrial construction and mining markets in the intermountain area and a former division of Wheeler Machinery Company. Mr. Wheeler continued to serve as a director of Wheeler Machinery Company until his resignation in April 1998. In January 1998, the assets of ICM were sold to ICM Equipment Company L.L.C. Mr. Wheeler owns a significant interest in ICM Equipment Company and serves as its Chairman and Chief Executive Officer.



    During 1998, PacifiCorp and its subsidiaries purchased equipment and services from Wheeler Machinery Company in the ordinary course of business for a total of approximately $757,904. Of this amount, $336,526 was purchased from ICM and $421,378 was purchased from Wheeler Machinery Company. Richard E. Wheeler, Mr. Wheeler's brother, is the owner of Wyoming Machinery Company. During 1998, PacifiCorp and its subsidiaries purchased equipment and services from Wyoming Machinery Company in the ordinary course of business for a total of approximately $9,012,874. PacifiCorp believes that the terms of these transactions were no less favorable to PacifiCorp than those available from other parties. Similar purchases have been made by PacifiCorp or its predecessors from these companies since 1951.



PERSONNEL COMMITTEE REPORT ON EXECUTIVE COMPENSATION



    The Personnel Committee of the PacifiCorp board, which is composed entirely of independent, non-employee directors, is responsible for approving compensation levels for officers of PacifiCorp, administering executive compensation plans as authorized by the PacifiCorp board and recommending executive compensation plans and compensation of the Chief Executive Officer to the PacifiCorp board for approval. The committee is also responsible for approving incentive plans for all employees, salary structure and merit programs for senior management and changes in policy relating to employee benefits. The following report of the Personnel Committee describes the components of PacifiCorp's executive compensation program and the basis upon which 1998 compensation determinations were made.

    COMPENSATION PHILOSOPHY



    PacifiCorp's philosophy is that executive compensation should be linked closely to corporate performance and increases in shareholder value. PacifiCorp's compensation program has the following objectives:



    - Provide competitive total compensation that enables PacifiCorp to attract and retain key executives.



    - Provide variable compensation opportunities that are linked to company and individual performance.



    - Establish an appropriate balance between incentives focused on short-term objectives and those encouraging sustained earnings performance and increases in shareholder value.



    Qualifying compensation for deductibility under IRC Section 162(m) is one of the factors the committee considers in designing its incentive compensation arrangements. IRC Section 162(m) limits to $1,000,000 the annual deduction by a publicly held corporation of compensation paid to any executive, except with respect to certain forms of incentive compensation that qualify for exclusion. Although it is the committee's intent to design and administer compensation programs that maximize deductibility, the committee views the objectives outlined above as more important than compliance with the technical requirements necessary to exclude compensation from the deductibility limit of IRC Section 162(m). Nevertheless, the committee believes that nearly all compensation paid to the current executive officers for services rendered in 1998 is fully deductible.



    COMPENSATION PROGRAM COMPONENTS



    The Personnel Committee, assisted by its outside consultant, evaluates the total compensation package of executives annually in relation to competitive pay levels. Given the increasingly competitive global environment in which PacifiCorp must operate and the competitive marketplace for executive talent required for future success, in 1996 PacifiCorp reevaluated its historical practice of using the electric utility industry as its primary market reference point. In 1997, the committee began using the general industry as the market reference base for long-term incentive purposes. The transition of base salary and annual incentives to the relevant industry was expected to be accomplished over a three-year time frame.



    In 1998, the committee continued the transition by focusing its market-based comparisons on the relevant industry for each officer. The committee utilized the electric utility industry as its exclusive basis for market comparison for positions with a principal focus on electric operations. For positions with a corporate-wide focus, the committee began the transition toward general industry comparisons by using a weighting of approximately 67% general industry and 33% electric utility industry.



    Although most of the electric utility companies represented in the performance graph set forth below are part of PacifiCorp's comparison group, not all of these companies are considered PacifiCorp's competitors for executive talent. For officers with responsibilities outside the electric operations, relevant industry data were used for comparison. In all cases, compensation is targeted at market median levels, with a recognition that total compensation greater than market median requires, in any specific time period, that company performance exceed the median performance of peer companies.



    PacifiCorp's executive compensation programs have three principal elements: base salary, annual incentive compensation and long-term incentive compensation, as described below.



    BASE SALARIES



    Base salaries and target incentive amounts are reviewed for adjustment at least annually based upon competitive pay levels, individual performance and potential, and changes in duties and responsibilities. Base salary and the incentive target are set at a level such that total annual compensation for satisfactory performance would approximate the midpoint of pay levels in the comparison group used to develop competitive data. In 1998, the base salaries of executive officers were increased, based on market analysis, within a range of zero to 20% to reflect competitive market changes and changes in the responsibilities of some officers.



    ANNUAL INCENTIVES



    All electric operations employees participated in an annual incentive plan during 1998. Awards under the plan were to be earned based upon such factors as company earnings per share and business unit performance in relation to established objectives. The relative weights of the performance criteria varied among organizational units in accordance with the nature of their operations.



    All corporate officers, including those listed in the Summary Compensation Table, participated in the PacifiCorp executive incentive program. Performance goals included company earnings per share. All executive incentive program participants may have their incentive awards modified (in the range of zero to 120%) by their individual performance, relative to established objectives, as evaluated by their immediate supervisor. The maximum allowable award from the executive incentive program for all participants is 150% of their guideline award. As PacifiCorp did not achieve the earnings per share target established for the year, neither the Chief Executive Officer nor the Chief Operating Officer received an award for 1998 performance. Other executive officers listed in the Summary Compensation Table received from 10% to about 32% of their guideline awards based upon achieving certain business unit performance objectives for the year. Other executive officers also received partial target incentive awards based upon achieving business unit performance objectives.



    LONG-TERM INCENTIVES



    The Personnel Committee approved grants of restricted stock and stock options in early 1998 under the Stock Incentive Plan. The committee considered such criteria as:



    - total shareholder return relative to peer companies;



    - earnings per share growth over time relative to peer companies;



    - achievement of long-term goals, strategies and plan; and



    - maintenance of competitive position.



    Based on a subjective assessment of these criteria, PacifiCorp established a pool of restricted stock equal to 100% of competitive award levels. The shares in the pool were allocated to participants based on individual performance. The committee also approved grants of stock options based upon competitive award levels and special stock option awards based on achievement of significant stock appreciation during 1997. The committee concluded that the use of stock options to reward performance contributing to the stock appreciation was appropriate and would result in long-term benefit to the recipients only if the stock price increased.



    Restricted stock awards under the Stock Incentive Plan are subject to terms, conditions and restrictions as may be determined by the committee to be consistent with the plan and the best interests of the shareholders. The restrictions include stock transfer restrictions and forfeiture provisions designed to facilitate the participants' achievement of specified stock ownership goals. Participants are also required to invest their own personal resources in PacifiCorp common stock in order to meet the vesting requirements associated with these grants. The Summary Compensation Table below shows the grants of restricted stock made to the listed executive officers under the plan in 1998 and under the PacifiCorp Long-Term Incentive Plan for 1996 and 1997.



    During 1998, the committee established a restricted stock program that would govern future grants of restricted stock. This program includes objective performance criteria and involves a two-part process. The first part involves establishing a pool of shares by adjusting competitive award levels by a formula which includes a measure of three-year average total shareholder return performance relative to a peer group and a subjective assessment by the committee of performance relative to established strategic goals and objectives, other than shareholder return. Total shareholder return accounts for 75% of the formula and the remaining 25% will be subjectively determined. The peer group is comprised of the companies that make up the S & P Electrics Index. Once the size of the pool is established, restricted stock awards, if any, will be allocated considering individual performance.



    All stock options awarded to officers and senior management of PacifiCorp in 1998 are non-statutory, non-discounted options with a three-year vesting requirement and a ten-year term to exercise from the date of the grant. Grants of stock options in 1997 and 1998 to named executives are shown in the table below.



    In May 1998, the committee also approved a grant of non-statutory and non-discounted stock options to all employees except officers and senior managers. Full-time employees received options for 100 shares while part-time employees were granted options for 75 shares. These grants become fully vested two years from the grant, and employees have ten years to exercise option shares.



    CHANGE-IN-CONTROL



    In 1998, the Personnel Committee, with the assistance of outside consultants, reviewed the change-in-control provisions in all of PacifiCorp's compensation and benefit plans and found that the definition of change-in-control, as well as the provisions associated with the change-in-control, varied significantly from plan to plan. The committee recommended adoption of a common definition of change-in-control, which was approved by the PacifiCorp board. The PacifiCorp board also amended several plans to change the provisions relating to change-in-control. These amendments include changes to the annual and long-term incentive programs summarized below:



    - Executives would receive a payment of a bonus in an amount no less than their target bonus award in the year of a qualifying change-in-control.



    - Stock options and restricted stock awards granted prior to 1999 would become fully vested upon a qualifying change-in-control.



    Amendments to the PacifiCorp executive severance plan and the supplemental executive retirement plan are described under "Executive Compensation" below.



    COMPENSATION OF THE CHIEF EXECUTIVE OFFICER



    In February 1998, the PacifiCorp board approved a grant of 21,000 restricted shares of PacifiCorp common stock to Mr. Buckman under the Stock Incentive Plan based upon a review of company performance during 1997. The PacifiCorp board also granted to Mr. Buckman, in February 1998, non-qualified stock options for 276,000 shares of PacifiCorp common stock as part of its effort to provide motivation for future stock price appreciation. Additionally, the PacifiCorp board approved a special grant to Mr. Buckman of non-qualified stock options for 80,000 shares of PacifiCorp common stock to reward achievement of strategic initiatives during 1997 that resulted in added shareholder value, as reflected in increased total shareholder return. In May 1998, the PacifiCorp board approved a salary increase of 14.72% for Mr. Buckman.



    On September 1, 1998, Mr. Buckman resigned as Chief Executive Officer and President after discussions with the PacifiCorp board about disappointing company performance. The committee approved severance pay and benefits as part of Mr. Buckman's separation package. The details of these arrangements are provided in the compensation tables that follow this report.



    In September 1998, Mr. McKennon assumed Mr. Buckman's responsibilities as Chief Executive Officer and, later, President in addition to his role as Chairman of the Board. The Personnel Committee approved an employment agreement with Mr. McKennon that provided him with a base salary of $780,000 and set a target incentive award for 1998 of 20% of his prorated salary for 1998. No incentive award was earned by Mr. McKennon for 1998. Mr. McKennon's employment agreement supersedes and replaces his agreement for compensation as Chairman of the Board for so long as he remains Chief Executive Officer. Mr. McKennon's employment agreement provides for participation in the executive long-term incentive programs described above, although no restricted shares or stock options were granted to him in 1998.



    Mr. McKennon has waived participation in the executive severance plan and the supplemental executive retirement plan as part of his employment agreement. The Personnel Committee believes that Mr. McKennon's compensation pursuant to his employment agreement provides a competitive base salary based on market comparisons. However, as a result of Mr. McKennon's decision to waive participation in the executive severance and supplemental executive retirement plans, the committee believes that his total compensation is below PacifiCorp's goal of providing competitive total compensation.



                              PERSONNEL COMMITTEE



                             Nolan E. Karras, Chair
                              W. Charles Armstrong
                              Kathryn Braun Lewis
                                Robert G. Miller
                               Nancy Wilgenbusch

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
          AMONG PACIFICORP, S&P 500 INDEX AND THE S&P ELECTRICS INDEX



    The following graph provides comparisons of the annual percentage change in the cumulative total shareholder return on PacifiCorp common stock, with the cumulative total return of (a) the S&P 500 Index, and (b) the S&P Electrics Index. The comparisons assume that $100 was invested on December 31, 1993 in PacifiCorp common stock and in each of the foregoing indices and assumes the reinvestment of dividends.



                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN


EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           PACIFICORP    S & P 500   S & P ELECTRICS
1993           $100.00      $100.00           $100.00
1994           $100.15      $101.36            $87.04
1995           $123.32      $139.31           $113.97
1996           $125.95      $171.21           $113.56
1997           $175.81      $228.26           $143.16
1998           $142.45      $293.36           $165.02


                                                1993       1994       1995       1996       1997       1998
                                              ---------  ---------  ---------  ---------  ---------  ---------
PacifiCorp..................................  $  100.00     100.15     123.32     125.95     175.81     142.45
S & P 500...................................  $  100.00     101.36     139.31     171.21     228.26     293.36
S & P Electrics.............................  $  100.00      87.04     113.97     113.56     143.16     165.02

EXECUTIVE COMPENSATION



    The following table sets forth information concerning compensation for services in all capacities to PacifiCorp and its subsidiaries for fiscal years ended December 31, 1998, 1997 and 1996 of those persons who were the Chief Executive Officer of PacifiCorp during any portion of 1998 and the four other most highly compensated executive officers of PacifiCorp during 1998.



                           SUMMARY COMPENSATION TABLE



                                                                          LONG-TERM COMPENSATION
                                                ANNUAL COMPENSATION(1)   -------------------------
                                               ------------------------   RESTRICTED   SECURITIES     ALL OTHER
                                                  SALARY       BONUS     STOCK AWARDS  UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR        ($)(2)       ($)(3)       ($)(4)     OPTIONS(#)      ($)(5)
----------------------------------  ---------  ------------  ----------  ------------  -----------  -------------
Keith R. McKennon ................       1998  $    363,349          --           (7)          --    $     1,785
  President and Chief Executive
  Officer(6)

Frederick W. Buckman .............       1998  $  1,474,602(9)         --  $  509,250     356,000    $     9,326
  President and Chief Executive          1997       635,004          --      469,848      165,000          9,022
  Officer(8)                             1996       590,000  $  486,750      498,419           --          8,350

Richard T. O'Brien ...............       1998  $    348,046          --   $  194,000      111,000    $     8,252
  Executive Vice President and           1997       287,500          --      127,530       41,000          7,690
  Chief Operating Officer                1996       215,627  $  135,000      505,557           --          7,811

Dennis P. Steinberg ..............       1998  $    317,502  $   13,400   $  169,750       86,000    $     8,628
  Senior Vice President                  1997       280,002          --      145,429       41,000          8,010
                                         1996       220,008     132,000      469,292           --          7,817

John A. Bohling ..................       1998  $    307,500  $   40,257   $  121,250       66,000    $    12,050
  Senior Vice President                  1997       285,000          --      145,429       41,000         10,092
                                         1996       240,000     144,000      169,292           --          7,846

Verl R. Topham ...................       1998  $    300,000  $   31,500   $  138,225       80,000    $     9,404
  Senior Vice President and              1997       277,500          --      127,530       35,000          8,737
  General Counsel                        1996       270,000     162,000      281,190           --          7,889


------------------------


(1) May include amounts deferred pursuant to the Compensation Reduction Plan, under which key executives and directors may defer, until retirement or a preset future date, receipt of cash compensation to a stock account to be invested in PacifiCorp common stock or to a cash account on which interest is paid at a rate equal to the Moody's Intermediate Corporate Bond Yield for Aa rated Public Utility Bonds.



(2) Base salary for named officers did not increase in 1996. 1997 increases in annual compensation include both increases in base salary and lump sum payments that were effective July 1, 1997. Allocations between a base salary increase and a lump sum payment differed among officers.



(3) Please refer to the Personnel Committee Report on Executive Compensation for a description of PacifiCorp's annual executive incentive plans. Incentive amounts are reported for the year in which the related services were performed.



(4) Includes restricted stock grants made in (a) February 1998, 1997 and 1996 pursuant to the Long-Term Plan, (b) March 1996 as special recognition for 1995 performance and (c) August 1996 under the Stock Incentive Plan. In general, restricted stock awards vest over a four-year period from the date of grant, subject to compliance with the stock ownership and other terms of the grant. At December 31,

    1998, the aggregate value of all restricted stock holdings, based on the market value of the shares at December 31, 1998, without giving effect to the diminution of value attributed to the restrictions on such stock, and the aggregate number of restricted share holdings of Messrs. O'Brien, Steinberg, Bohling and Topham were $717,974, $679,387, $321,316 and $439,880 and 34,087, 32,255, 15,255 and 20,884, respectively. Mr. Buckman resigned on September 1, 1998 and, thereafter, his 51,963 shares of restricted stock became fully vested. These shares had a market value of $1,043,417 as of October 23, 1998. Regular quarterly dividends are paid on the restricted stock. Participants may defer receipt of restricted stock awards to their stock accounts under the Compensation Reduction Plan.



(5) Amounts shown for 1998 include (a) contributions of $8,000 to the PacifiCorp K Plus Employee Savings and Stock Ownership Plan for each of Messrs. Buckman, O'Brien, Steinberg, Bohling and Topham and (b) portions of premiums on term life insurance policies which PacifiCorp paid for Messrs. McKennon, Buckman, O'Brien, Steinberg, Bohling and Topham in the amounts of $1,785, $1,326, $252, $628, $4,050 and $1,404, respectively. These benefits are available to all employees.



(6) Mr. McKennon became President and Chief Executive Officer after Mr. Buckman's resignation in September 1998. The amount listed under "Salary" for Mr. McKennon includes $109,538 paid in PacifiCorp common stock for his service as Chairman of the PacifiCorp board prior to his election as President and Chief Executive Officer, and $18,159 paid in PacifiCorp common stock as a result of his participation in the non-employee directors' stock compensation plan through September 1, 1998.



(7) Mr. McKennon was compensated as Chairman of the Board in restricted shares of PacifiCorp common stock. In September 1998, when Mr. McKennon accepted the position of Chief Executive Officer, his unvested restricted stock granted under the non-employee directors' stock compensation plan was forfeited.



(8) Mr. Buckman resigned as President and Chief Executive Officer on September 1, 1998.



(9) Includes $939,600 of severance compensation. Mr. Buckman's restricted stock awards vested as a consequence of his employment separation. He will receive additional cash severance payments in 1999 and 2000 of $1,098,000 and $1,000,000, respectively.

                       OPTION GRANTS IN LAST FISCAL YEAR



                                                      INDIVIDUAL GRANTS
                                    ------------------------------------------------------  POTENTIAL REALIZABLE VALUE
                                     NUMBER OF                                              AT ASSUMED ANNUAL RATES OF
                                    SECURITIES     % OF TOTAL                                STOCK PRICE APPRECIATION
                                    UNDERLYING   OPTION GRANTED   EXERCISE OR                    FOR OPTION TERM
                                      OPTION     TO EMPLOYEES IN  BASE PRICE   EXPIRATION   --------------------------
NAME                                GRANTED(1)     FISCAL YEAR      ($/SH)        DATE         5% ($)       10% ($)
----------------------------------  -----------  ---------------  -----------  -----------  ------------  ------------
Frederick W. Buckman(2)...........     356,000          10.26%     $   24.00      2/10/08            N/A           N/A
Keith R. McKennon.................          --             --             --           --             --            --
Richard T. O'Brien................     111,000           3.20%     $   24.00      2/10/08   $  1,675,375  $  4,245,730
Dennis P. Steinberg...............      86,000           2.48%     $   24.00      2/10/08   $  1,298,039  $  3,289,484
John A. Bohling...................      66,000           1.90%     $   24.00      2/10/08   $    996,169  $  2,524,488
Verl R. Topham....................      80,000           2.31%     $   24.00      2/10/08   $  1,207,478  $  3,059,986


------------------------


(1) All options become exercisable for one-third of the shares covered by the option on each of the first three anniversaries of the grant date. The grant date for each option shown in the table above was February 10, 1998. All options become fully exercisable upon a qualifying "change in control" of PacifiCorp or an "employer disposition," each as defined in the applicable option agreement. A "change in control" generally includes (a) the acquisition by any person of 20% or more of PacifiCorp common stock and (b) the election of a new majority of PacifiCorp's directors. An "employer disposition" generally includes a disposition by PacifiCorp of all of its equity ownership in the optionee's employer.



(2) Mr. Buckman forfeited all of the options granted on February 10, 1998 upon his resignation.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES



                                                                 NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                       SHARES                   UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS
                                     ACQUIRED ON                 OPTIONS AT FY-END (#)        AT FY-END ($)
                                      EXERCISE       VALUE      -----------------------  -----------------------
NAME                                     (#)      REALIZED ($)  EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
-----------------------------------  -----------  ------------  -----------------------  -----------------------
Frederick W. Buckman(1)............      55,000      19,421.58                    --                        --
Keith R. McKennon..................          --             --                    --                        --
Richard T. O'Brien.................          --             --        13,667/152,000       $    17,945/$53,833
Dennis P. Steinberg................          --             --        13,667/127,000       $    17,945/$53,833
John A. Bohling....................          --             --        13,667/107,000       $    17,945/$53,833
Verl R. Topham.....................          --             --        11,667/115,000       $    15,319/$45,955


------------------------


(1)  Mr. Buckman forfeited all unvested options upon his resignation.

SEVERANCE ARRANGEMENTS



    The Severance Plan provides severance benefits to certain executive level employees who are designated by the Personnel Committee, in its sole discretion, including the executive officers named in the Summary Compensation Table, other than Mr. McKennon. To qualify for severance benefits, the executive must have terminated employment for one of the following reasons:



    (1) voluntary termination as a result of a material alteration in the executive's assignment that has a detrimental impact on the executive's employment. A "material alteration in assignment" includes any of the following:



       (a) a material reduction in the scope of the executive's duties and responsibilities;



       (b) a material reduction in the executive's authority; or



       (c) any reduction in base pay or a reduction in annualized base salary and target bonus of at least 15%, if the change is not due to a general reduction unrelated to the change in assignment; or



    (2) involuntary termination (including a company-initiated resignation) for reasons other than for cause.



    In addition, the Severance Plan provides enhanced severance benefits in the event of certain terminations during the 24-month period following a qualifying change-in-control transaction, including the consummation of the proposed merger with ScottishPower described elsewhere in this report. Executives designated by the Personnel Committee are eligible for change-in-control benefits resulting from either a PacifiCorp-initiated termination without "cause", or a resignation within two months after a "material alteration of position". During the 24-month protection period under the Severance Plan, "cause" means the executive's gross misconduct or gross negligence or conduct which indicates a reckless disregard for the consequences and has a material adverse effect on PacifiCorp or its affiliates, and "material alteration in position" means the occurrence of any of the following:



    (1) a change in reporting relationship to a lower level;



    (2) a material reduction in the scope of duties and responsibilities;



    (3) a material reduction in authority;



    (4) a "material reduction in compensation"; or



    (5) relocation of executive's work location to an office more than 100 miles from the executive's office or more than 60 miles from the executive's home.



A "material reduction in compensation" occurs when an executive's annualized base salary is reduced by any amount or the annualized base salary and target bonus opportunity combined is reduced by at least 15 percent of the combined total opportunity before the change in compensation. In addition, for the Chief Operating Officer, the Severance Plan has a "walkaway" right under which he would be eligible for benefits if he resigns for any reason effective no earlier than 12 months and no later than 14 months after the proposed merger with ScottishPower becomes effective.



    If qualified, an executive would receive severance pay in an amount equal to either two, two and one-half or three times the "annual cash compensation" of such executive, depending on the level set by the Personnel Committee. "Annual cash compensation" is defined as annualized base salary, target annual incentive opportunity and annualized auto allowance in effect on a material alteration or termination, whichever is greater. If the payment would result in imposition of an excise tax under IRC Section 4999, PacifiCorp is required to make an additional payment to compensate the executive for the effect of such excise tax. The executive would also receive continuation of subsidized health insurance from six to

24 months depending on length of service, and a minimum of 12 months' executive-level outplacement services.



    Other than in connection with a change-in-control, the definition of cause is determined by PacifiCorp in its discretion and by the Personnel Committee in the event of an appeal by the employee. The Severance Plan does not apply to the termination of an executive for reasons of normal retirement, death or total disability or to a termination for cause or for voluntary termination other than as specified above. Other than in connection with a change-in-control, executives named in the Summary Compensation Table (other than Mr. McKennon) are eligible for a severance payment equal to twice the executive's total cash compensation, three months of health insurance benefits and outplacement benefits. Total cash compensation is defined as the annualized base salary, target annual incentive opportunity and the annualized auto allowance in effect on the earlier of a material alteration or termination.



    During 1998, the Personnel Committee negotiated additional severance benefits for Mr. Buckman, the details of which are set forth in the Summary Compensation Table.



RETIREMENT PLANS



    PacifiCorp and most of its subsidiaries have adopted noncontributory defined benefit retirement plans for their employees, other than employees subject to collective bargaining agreements that do not provide for coverage. Certain executive officers, including the executive officers named in the Summary Compensation Table (other than Mr. McKennon), are also eligible to participate in PacifiCorp's non-qualified supplemental executive retirement plan. The following description assumes participation in both the retirement plans and the supplemental plan. Participants receive benefits at retirement payable for life based on length of service with PacifiCorp or its subsidiaries and average pay in the 60 consecutive months of highest pay out of the last 120 months, and pay for this purpose would include salary and bonuses as reflected in the Summary Compensation Table above. Benefits are based on 50% of final average pay plus up to an additional 15% of final average pay depending upon whether PacifiCorp meets certain performance goals set for each calendar year by the Personnel Committee. Participants may also elect actuarially equivalent alternative forms of benefits. Retirement benefits are reduced to reflect Social Security benefits as well as certain prior employer retirement benefits. Participants are entitled to receive full benefits upon retirement after age 60 with at least 15 years of service. Participants are also entitled to receive reduced benefits upon early retirement after age 55 or after age 50 with at least 15 years of service.



    The supplemental plan provides executives "involuntarily terminated" during the 24 months following the proposed ScottishPower merger, or who resign for any reason effective no earlier than 12 months and no later than 14 months after the merger, with enhanced supplemental retirement benefits. For purposes of the plan, a termination of employment is "involuntary" if the participant is discharged for reasons other than cause or resigns under certain circumstances following a change-in-control. A resignation is treated as an involuntary termination when any of the following occur:



    (1) the executive's annualized base salary or target bonus opportunity is decreased;



    (2) the executive is reassigned to a position in an office located more than 100 miles from the executive's then-current office or 60 miles from the executive's residence, whichever is greater;



    (3) the executive's reporting level in PacifiCorp is changed and is lower after the change than it was before;



    (4) there is a material reduction in the scope of the executive's duties or responsibilities; or



    (5) there is a material reduction in the executive's authority.



    Verl R. Topham, Senior Vice President and General Counsel, will retire as an employee of PacifiCorp (but not as a director) as of May 1, 1999. PacifiCorp has agreed to provide him with the equivalent of change of control benefits as set forth above upon the date of the proposed merger ScottishPower. The change of control enhancements to the retirement benefits would apply to future retirement benefits beginning the month following the date of the merger. The other change of control benefits would be offset against any severance benefits he has received before the date of the merger. It is currently anticipated that three other PacifiCorp executives will be offered similar arrangements, although PacifiCorp may determine that additional arrangements for a limited number of other executives will be appropriate.



    The following table shows the estimated annual retirement benefit payable upon retirement at age 60 as of January 1, 1999. Amounts in the table reflect payments from the retirement plans and the supplemental plan combined.



                   ESTIMATED ANNUAL PENSION AT RETIREMENT(1)



                                                            YEARS OF SERVICE(2)
                ANNUAL PAY AT                  ----------------------------------------------
               RETIREMENT DATE                     5           15          25          30
---------------------------------------------  ----------  ----------  ----------  ----------
$ 200,000....................................  $   43,333  $  130,000  $  130,000  $  130,000
  400,000....................................      86,667     260,000     260,000     260,000
  600,000....................................     130,000     390,000     390,000     390,000
  800,000....................................     173,333     520,000     520,000     520,000
 1,000,000...................................     216,667     650,000     650,000     650,000


------------------------


(1) The benefits shown in this table assume that the individual will remain in the employ of PacifiCorp until retirement at age 60, that the plans will continue in their present form and that PacifiCorp achieves its performance goals under the supplemental plan in all years. Amounts shown do not reflect the Social Security offset.



(2) The number of credited years of service used to compute benefits under the plans for Messrs. Buckman, O'Brien, Steinberg, Bohling and Topham are 4, 15, 20, 34 and 26, respectively. Mr. Buckman was not vested in any retirement benefits at the time of separation of employment. Mr. McKennon is not a participant in this plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The following table sets forth certain information as of April 28, 1999 regarding the beneficial ownership of PacifiCorp common stock by (1) each director or nominee for director of PacifiCorp, (2) each of the executive officers named in the Summary Compensation Table set forth under Item 11 above, and (3) all executive officers and directors of PacifiCorp as a group. As of April 28, 1999, each of the directors and executive officers identified below and all executive officers and directors of PacifiCorp as a group owned less than 0.3% of the PacifiCorp common stock outstanding. PacifiCorp knows of no person who beneficially owns more than 5% of any class of PacifiCorp's stock.



BENEFICIAL OWNER



                                                                           NUMBER OF SHARES(1)
                                                                           -------------------
Directors
  W. Charles Armstrong...................................................           3,887
  Kathryn Braun Lewis....................................................           4,260
  C. Todd Conover........................................................          13,249
  Nolan E. Karras........................................................           9,119
  Keith R. McKennon......................................................          46,804
  Robert G. Miller.......................................................           4,286
  Alan K. Simpson........................................................           5,604
  Verl R. Topham.........................................................          75,172
  Nancy Wilgenbusch......................................................           9,943
  Peter I. Wold..........................................................          11,567

Nondirector Executive Officers
  John A. Bohling........................................................          56,706
  Paul G. Lorenzini......................................................          31,202
  Richard T. O'Brien.....................................................          55,095
  Dennis P. Steinberg....................................................          60,172

All executive officers and directors as a group (23 persons).............         603,183


------------------------


(1) Includes ownership of (a) shares held by family members even though beneficial ownership of such shares may be disclaimed, (b) shares granted and subject to vesting as to which the individual has voting but not investment power under individual compensation arrangements or one or more of the stock-based compensation plans of PacifiCorp and (c) shares held for the account of such persons pursuant to the Compensation Reduction Plan.



    See "Item 1. Business" for information concerning PacifiCorp's proposed merger with Scottish Power plc.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



    The information required by this item is set forth under "Director Compensation and Certain Transactions" in Item 12 above.

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



                                PACIFICORP

                                By:             /s/ ROBERT R. DALLEY
                                     -----------------------------------------
                                                  Robert R. Dalley
                                      CONTROLLER AND CHIEF ACCOUNTING OFFICER




Date: April 29, 1999

                                                                 EXHIBIT (12)(a)

                                   PACIFICORP
                       STATEMENTS OF COMPUTATION OF RATIO
                          OF EARNINGS TO FIXED CHARGES

                                                                   1994       1995       1996       1997       1998
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                               (IN MILLIONS OF DOLLARS)
Fixed Charges, as defined:*
  Interest expense.............................................  $   302.0  $   336.4  $   415.0  $   438.1  $   371.7
  Estimated interest portion of rentals charged to expense.....        5.6        4.5        4.1        6.6        5.7
  Preferred dividends of wholly owned subsidiary...............         --         --       15.3       32.9       42.9
                                                                 ---------  ---------  ---------  ---------  ---------
      Total fixed charges......................................  $   307.6  $   340.9  $   434.4  $   477.6  $   420.3
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Earnings, as defined:*
  Income from continuing operations............................  $   397.5  $   402.4  $   430.3  $   232.8  $   169.7
  Add (deduct):
    Provision for income taxes.................................      209.0      192.1      236.5      111.8       59.1
    Minority interest..........................................        1.3        1.4        1.8        1.9       (0.7)
    Undistributed income of less than 50% owned affiliates.....      (14.7)     (15.0)     (18.2)     (11.1)      10.3
    Fixed charges as above.....................................      307.6      340.9      434.4      477.6      420.3
                                                                 ---------  ---------  ---------  ---------  ---------
      Total earnings...........................................  $   900.7  $   921.8  $ 1,084.8  $   813.0  $   658.7
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Ratio of Earnings to Fixed Charges.............................       2.9x       2.7x       2.5x       1.7x       1.6x
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------

------------------------

* "Fixed charges" represent consolidated interest charges, an estimated amount representing the interest factor in rents and preferred dividend requirements of majority-owned subsidiaries. "Earnings" represent the aggregate of (a) income from continuing operations, (b) taxes based on income from continuing operations, (c) minority interest in the income of majority-owned subsidiaries that have fixed charges, (d) fixed charges and
    (e) undistributed income of less than 50% owned affiliates without loan guarantees.

                                                                 EXHIBIT (12)(b)

                                   PACIFICORP
                       STATEMENTS OF COMPUTATION OF RATIO
      OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

                                                                   1994       1995       1996       1997       1998
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                               (IN MILLIONS OF DOLLARS)
Fixed Charges, as defined:*
  Interest expense.............................................  $   302.0  $   336.4  $   415.0  $   438.1  $   371.7
  Estimated interest portion of rentals charged to expense.....        5.6        4.5        4.1        6.6        5.7
  Preferred dividends of wholly owned subsidiary...............         --         --       15.3       32.9       42.9
                                                                 ---------  ---------  ---------  ---------  ---------
      Total fixed charges......................................  $   307.6  $   340.9  $   434.4  $   477.6  $   420.3
  Preferred Stock Dividends, as defined:*......................       60.8       57.2       46.2       33.8       29.5
                                                                 ---------  ---------  ---------  ---------  ---------
      Total fixed charges and preferred dividends..............  $   368.4  $   398.1  $   480.6  $   511.4  $   449.8
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Earnings, as defined:*
  Income from continuing operations............................  $   397.5  $   402.4  $   430.3  $   232.8  $   169.7
  Add (deduct):
    Provision for income taxes.................................      209.0      192.1      236.5      111.8       59.1
    Minority interest..........................................        1.3        1.4        1.8        1.9       (0.7)
    Undistributed income of less than 50% owned affiliates.....      (14.7)     (15.0)     (18.2)     (11.1)      10.3
    Fixed charges as above.....................................      307.6      340.9      434.4      477.6      420.3
                                                                 ---------  ---------  ---------  ---------  ---------
      Total earnings...........................................  $   900.7  $   921.8  $ 1,084.8  $   813.0  $   658.7
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends........................       2.4x       2.3x       2.3x       1.6x       1.5x
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------

------------------------

* "Fixed charges" represent consolidated interest charges, an estimated amount representing the interest factor in rents and preferred dividend requirements of majority-owned subsidiaries. "Preferred Stock Dividends" represent preferred dividend requirements multiplied by the ratio which pre-tax income from continuing operations bears to income from continuing operations. "Earnings" represent the aggregate of (a) income from continuing operations, (b) taxes based on income from continuing operations, (c) minority interest in the income of majority-owned subsidiaries that have fixed charges, (d) fixed charges and (e) undistributed income of less than 50% owned affiliates without loan guarantees.

                                                                    EXHIBIT (21)

                          SUBSIDIARIES OF THE COMPANY

    PacifiCorp Group Holdings Company, a wholly-owned subsidiary of the Company and a Delaware corporation, has the following subsidiaries:

                                                        APPROXIMATE             STATE OR
                                                         PERCENTAGE         JURISDICTION OF
                                                         OF VOTING          INCORPORATION OR
NAME OF SUBSIDIARY                                    SECURITIES OWNED        ORGANIZATION
--------------------------------------------------  --------------------   ------------------
PacifiCorp Financial Services, Inc................           100%                Oregon
  Pacific Harbor Capital, Inc.....................           100%               Delaware
PacifiCorp International Group Holdings Company...           100%                Oregon
  Pan Pacific Global Corporation..................           100%                Oregon
      PacifiCorp Australia LLC....................            80%*               Oregon
        PacifiCorp Australia Holdings Pty. Ltd....           100%              Australia
            Powercor Australia Limited............           100%              Australia
  Eastern Investment Company......................           100%                Oregon

------------------------

*   Remaining 20% owned by Eastern Investment Company.