Form 10-Q
period 1999-03-31
PACIFICORP /OR/
filed 1999-05-12
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               ______________

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-5152
                       ______

                                  PACIFICORP
            (Exact name of registrant as specified in its charter)

        STATE OF OREGON                                      93-0246090
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)


825 N.E. Multnomah
Suite 2000
Portland, Oregon                                                    97232
(Address of principal executive offices)                          (Zip code)

                                 503-813-5000
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


     YES   X       NO
         _____        _____


At April 30, 1999, there were 297,331,433 shares of registrant's common stock outstanding.

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

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                  PACIFICORP
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Millions of Dollars, except per share amounts)
                                  (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                        ____________________
                                                        1999            1998
                                                        ____            ____

REVENUES                                              $  959.8       $1,260.2
                                                       _______         _______

EXPENSES
  Purchased power                                        268.7          516.5
  Other operations and maintenance                       259.8          272.7
  Administrative and general                              64.3           74.9
  Depreciation and amortization                          113.2          115.2
  Taxes, other than income taxes                          26.3           27.6
  Special charges                                            -          113.1
                                                       _______         _______
  TOTAL                                                  732.3        1,120.0
                                                       _______         _______

INCOME FROM OPERATIONS                                   227.5           140.2
                                                       _______         _______

INTEREST EXPENSE AND OTHER
  Interest expense                                        88.0           94.3
  Interest capitalized                                    (3.4)          (3.3)
  TEG costs                                                  -           86.3
  Other income - net                                      (6.3)          (7.0)
                                                       _______         _______
  TOTAL                                                   78.3           170.3
                                                       _______         _______

Income (loss) from continuing operations
  before income taxes                                    149.2          (30.1)
Income tax expense/(benefit)                              57.9          (15.5)
                                                       _______         _______

Income (loss) from continuing operations                  91.3          (14.6)

Discontinued Operations (less applicable
  income tax expense: 1998/$0.3                              -           (0.5)
                                                       _______         _______

NET INCOME (LOSS)                                         91.3          (15.1)

RETAINED EARNINGS BEGINNING OF PERIOD                    732.0        1,106.3
Cash dividends declared
  Preferred stock                                         (4.2)          (4.3)
  Common stock per share of $0.27                        (80.3)         (80.3)
                                                       _______         _______
RETAINED EARNINGS END OF PERIOD                       $  738.8        $1,006.6
                                                       =======         =======

EARNINGS (LOSS) ON COMMON STOCK                       $   86.5       $  (19.9)

Average number of common shares
  outstanding - Basic and dilutive (Thousands)         297,334         297,059

EARNINGS (LOSS) PER COMMON SHARE - Basic and dilutive
  Continuing operations                               $   0.29       $   (0.07)
  Discontinued operations                                    -               -
                                                       _______        ________
  TOTAL                                               $   0.29       $   (0.07)
                                                       =======        ========

        See accompanying Notes to Condensed Consolidated Financial Statements

                                     PACIFICORP
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Millions of Dollars)
                                     (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                        ____________________
                                                        1999            1998
                                                        ____            ____

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $  91.3          $ (15.1)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities

    Loss on discontinued operations                         -              0.5
    Depreciation and amortization                       115.1            118.6
    Deferred income taxes and investment tax
      credits - net                                      27.5            (40.6)
    Special charges                                         -            113.1
    Gain on sale of assets                               (8.6)            (3.6)
    Other                                               (10.2)            27.6
    Accounts receivable and prepayments                 169.9             37.7
    Materials, supplies and fuel stock                   (4.3)            (2.3)
    Accounts payable and accrued liabilities           (107.0)           (19.9)
                                                       ______           ______
  Net cash provided by continuing operations            273.7            216.0
  Net cash provided by (used in) discontinued
    operations                                           26.1          (295.6)
                                                       ______           ______

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                            299.8           (79.6)
                                                       ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                        (116.4)          (110.5)
  Investments in and advances to
    affiliated companies - net                          (0.5)           (21.0)
  Assets and operating companies acquired               (0.2)            (6.9)
  Proceeds from asset sales                              14.2                -
  Proceeds from sales of finance assets
    and principal payments                               36.2             46.2
  Investment in shares of The Energy Group PLC             -           (625.5)
  Other                                                  10.9              6.2
                                                       ______           ______

NET CASH USED IN INVESTING ACTIVITIES                  (55.8)          (711.5)
                                                       ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                          (180.4)            108.7
  Proceeds from long-term debt                         400.8             417.5
  Proceeds from issuance of common stock                   -               7.9
  Dividends paid                                        (84.5)           (84.1)
  Repayments of long-term debt                         (548.5)          (369.2)
  Other                                                   1.7             20.0
                                                       ______           ______

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (410.9)           100.8
                                                       ______           ______

DECREASE IN CASH AND CASH EQUIVALENTS                  (166.9)         (690.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         583.1           740.8
                                                        ______          ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 416.2         $  50.5
                                                        ======          ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest (net of amount capitalized)               $ 116.3         $ 135.7
    Income taxes                                         (2.4)           367.3

        See accompanying Notes to Condensed Consolidated Financial Statements

                                     PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                        March 31,    December 31,
                                                         1999            1998
                                                       _________     ____________

CURRENT ASSETS
  Cash and cash equivalents                            $   416.2        $   583.1
  Accounts receivable less allowance
    for doubtful accounts: 1999/$17.9
    and 1998/$18.0                                         522.6            703.2
  Materials, supplies and fuel stock at
    average cost                                           180.4            175.8
  Net assets of discontinued operations
    and assets held for sale                               192.4            192.4
  Other                                                     69.2             87.9
                                                       ________          ________
  TOTAL CURRENT ASSETS                                  1,380.8           1,742.4

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                         12,527.6          12,460.0
  Australian Electric Operations                        1,180.3           1,140.4
  Other Operations                                         20.5              22.2
  Accumulated depreciation and amortization           (4,641.3)         (4,553.2)
                                                       ________          ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET             9,087.1           9,069.4

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                             114.3             114.9
  Intangible assets - net                                 373.7             369.4
  Regulatory assets - net                                 780.7             795.5
  Finance note receivable                                 203.1             204.9
  Finance assets - net                                    309.1             313.7
  Deferred charges and other                              393.4             378.3
                                                       ________          ________
  TOTAL OTHER ASSETS                                    2,174.3           2,176.7
                                                       ________          ________

TOTAL ASSETS                                          $12,642.2         $12,988.5
                                                       ========          ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        March 31,    December 31,
                                                         1999            1998
                                                       _________     ____________

CURRENT LIABILITIES
  Long-term debt currently maturing                    $   236.1        $   299.5
  Notes payable and commercial paper                        80.3            260.6
  Accounts payable                                         410.0            566.2
  Taxes, interest and dividends payable                    343.4            282.7
  Customer deposits and other                              163.1            168.0
                                                       ________          ________
  TOTAL CURRENT LIABILITIES                             1,232.9           1,577.0

DEFERRED CREDITS
  Income taxes                                          1,565.3           1,542.6
  Investment tax credits                                  123.3             125.3
  Other                                                   651.3             646.1
                                                       ________          ________
  TOTAL DEFERRED CREDITS                                2,339.9           2,314.0

LONG-TERM DEBT                                          4,519.0           4,559.3

COMMITMENTS AND CONTINGENCIES (See Note 5)                    -                 -

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES              340.6            340.5

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION            175.0            175.0

PREFERRED STOCK                                             66.4             66.4

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1999/297,331,433
    and 1998/297,343,422                                 3,284.3          3,285.0
  Retained earnings                                        738.8            732.0
  Accumulated other comprehensive income                   (54.7)           (60.7)
                                                       ________          ________
  TOTAL COMMON EQUITY                                   3,968.4           3,956.3
                                                       ________          ________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $12,642.2         $12,988.5
                                                       ========          ========

      See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 1999


 1.   FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements as of March 31, 1999 and December 31, 1998 and for the periods ended March 31, 1999 and 1998, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K/A Amendment No. 1.

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

      During October 1998, the Company decided to exit its energy trading business, which consisted of TPC Corporation ("TPC") and PacifiCorp Power Marketing ("PPM"). See Note 3. During May 1998, the Company sold a majority of the real estate assets held by PFS. The Company has also decided to exit the majority of its other energy development businesses and has recorded them at estimated net realizable value less selling costs.

      Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

 2.   SCOTTISHPOWER MERGER

      In December 1998, the Company announced a proposed merger with ScottishPower PLC ("ScottishPower"). Under the terms of the agreement, each share of the Company's stock will be converted tax-free into a right to receive 0.58 American Depositary Shares (each ADS represents four ordinary shares) or 2.32 ordinary shares of ScottishPower.

      The merger is subject to approval by the shareholders of both companies and federal and state regulators.

      Both companies received clearance from the Securities and Exchange Commission to commence the mailing of proxy voting materials to shareholders on May 6, 1999. ScottishPower has scheduled its shareholder vote for June 15, 1999, while the Company's shareholders will vote on June 17, 1999.

      The proposed merger has already received clearance under the Hart-Scott-Rodino Antitrust Improvements Act and from U.K. and Australian regulatory authorities. Proceedings are currently underway before state regulators in the Company's western U.S. service territory, where the staff of the Oregon PUC recently recommended that the merger not be approved. Both companies expect completion of the regulatory approval process to occur later this year.

3.    DISCONTINUED OPERATIONS

      In October 1998, the Company decided to exit its energy trading business by offering for sale TPC, and ceasing the operations of PPM, which conducted electricity trading in the eastern United States. PPM's activities in the eastern United States have been discontinued and all forward electricity trading has been closed and is going through settlement. On April 1, 1999, Holdings sold TPC to NIPSCO Industries, Inc. for $150 million. Final determination of the net income impact of this sale is pending completion of a working capital audit.

      The net assets, operating results and cash flows of the energy trading segment have been classified as discontinued operations for all periods presented in the consolidated financial statements and notes.

      Summarized operating results were as follows:

                                                             Three-Month
                                                             Period Ended
                                                               March 31,
                                                             _____________
                                                                 1998
                                                                 ____
                                                         (Dollars in Millions)

      Revenues                                                  $816.0
                                                                 =====

      Net loss from discontinued operations (less
        applicable income tax expense of $0.4)                  $ (0.5)
                                                                 =====

      Net assets of the discontinued operations of the energy trading segment and assets held for sale consisted of the following:

                                               March 31,     December 31,
                                                 1999            1998
                                               ________      ____________
                                                  (Dollars in Millions)

     Current assets                             $107.1           $148.5
     Noncurrent assets                           176.7            152.7
     Current liabilities                         (78.6)           (96.0)
     Long-term debt                               (1.3)            (1.3)
     Noncurrent liabilities                      (28.9)           (28.9)
     Assets held for sale                         17.4             17.4
                                                 _____            _____
     Net Assets of Discontinued Operations
       and Assets Held for Sale                 $192.4           $192.4
                                                 =====            =====

      Holdings had $45 million and $34 million as of March 31, 1999 and December 31, 1998, respectively, of liabilities in "Customer deposits and other" relating to the sale of the discontinued operations.

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

      On March 4, 1999, the Utah Public Service Commission ordered PacifiCorp to reduce customer prices by 12%, or $85 million annually effective March 1, 1999, and to make a one-time refund of $40 million to customers. Approximately $38 million of the refund relating to 1997 and 1998 was recorded in December 1998. The remaining $2 million was recorded in the first quarter of 1999. The ordered rate reduction is the culmination of a general rate case in Utah that began in 1997. The Company has decided not to appeal the ordered rate reduction to the Utah Supreme Court.

      In 1998, the Company announced its intent to sell its California electric distribution assets. This action was in response to the continued decline in earnings on the assets and the changes in the legislative and regulatory environments in California. The Company issued requests for proposals to interested parties on July 20, 1998. On April 9, 1999, the Company announced it had entered into a letter of intent with Nor-Cal Electric Authority for the sale of the assets to Nor-Cal for $178 million. The price is subject to adjustments for changes in assets and liabilities assumed by the buyer. A definitive agreement is expected to be signed after Nor-Cal completes due diligence. The sale will require approval by the California Public

Utilities Commission.

      On April 30, 1999, the Company filed for changes in the prices it charges Oregon customers. The filing is required as part of a 1998 Oregon Public Utility Commission (the "OPUC") order which uses set formulas to moderate the impact of cost fluctuations on customer prices, while assuring high-quality service. If approved by the OPUC, the change will take effect July 1, 1999. This would result in a price increase of approximately 1.3%, or $9 million annually, in Oregon.

      On April 30, 1999, the Company filed documents with the Idaho Public Utilities Commission (the "IPUC") to implement the next step in the gradual retirement of a federal energy credit. The proposed reduction in the credit would increase electric prices for Utah Power residential and irrigation customers in southeastern Idaho. The filing, once approved by IPUC, would reduce the credits from the federal Bonneville Power Administration (the "BPA") and increase residential prices 3.35%, or $1 million, and irrigation prices 4%, or $1 million. These price increases are not expected to have a material impact on earnings.

      The credit was created by Congress in 1980 to share the benefits of federally owned hydroelectric plants with customers of investor-owned utilities in the Columbia River drainage area. When Congress recommended in 1995 that the current exchange method be phased out by June 2001, PacifiCorp worked out a settlement with BPA in 1997 to implement the order of Congress. Without the settlement, prices would have increased more than 30% in two years. The settlement provided credits of $48 million over five years for the Company's customers, $6 million more than without the settlement. The additional money is being used to lessen the impact of price increases as the BPA exchange credit is phased out.

 5.   CONTINGENT LIABILITIES

      The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management currently believes that disposition of these matters will not have a materially adverse affect on the Company's consolidated financial statements.

 6.   COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

      Millions of dollars/For three months ended March 31     1999      1998
      _______________________________________________________________________

      Net income (loss)                                     $ 91.3     $(15.1)
      Other comprehensive income
        Foreign currency translation adjustment, net
          of taxes 1999/$3.9 and 1998/$9.1                     6.1       13.0
        Unrealized gain on available-for-sale
          securities, net of taxes: 1999/$-                   (0.1)          -
        Unrealized gain on shares of The Energy
          Group PLC, net of taxes of $4.6                        -        7.2
                                                             _____      _____

      Total comprehensive income                            $ 97.3     $  5.1
                                                             =====      =====

 7.   SEGMENT INFORMATION

      Selected information regarding the Company's operating segments, Domestic Electric Operations, Australian Electric Operations and Other Operations are as follows:

                                  Domestic   Australian                   Other
                         Total    Electric    Electric   Discontinued Operations &
Millions of dollars     Company  Operations  Operations   Operations  Eliminations
___________________     _______  __________  __________   __________  ____________

For the three months ended:
March 31, 1999
Net sales and revenues
  (all external)       $  959.8   $  807.2      $147.0       $   -        $ 5.6
Income from continuing
  operations               91.3       80.2        10.4           -          0.7

March 31, 1998
Net sales and revenues
  (all external)       $1,260.2   $1,077.0      $162.5       $   -        $20.7
Income (loss) from
  continuing operations   (14.6)      10.4        14.1           -        (39.1)
Loss from discontinued
  operations               (0.5)         -           -        (0.5)           -

  Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY RESULTS OF OPERATIONS


This report includes forward-looking statements that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company and its subsidiaries, including the factors identified in the Company's 1998 Annual Report on Form 10-K/A Amendment No. 1. Such forward-looking statements should be considered in light of those factors.

Comparison of the three-month periods ended March 31, 1999 and 1998
___________________________________________________________________

                                                                        %
                                        1999       1998     Change   Change
                                        ____       ____     ______   ______
                                           (Dollars in Millions)

Earnings contribution (loss) on
  common stock (1)
    Domestic Electric Operations       $ 75.4     $  5.6   $ 69.8      *
    Australian Electric Operations       10.4       14.1     (3.7)   (26)
    Other Operations                      0.7      (39.1)    39.8    102
                                        _____      _____     _____
    Continuing Operations                86.5      (19.4)   105.9      *

    Discontinued Operations (2)            -        (0.5)     0.5    100
                                        _____      _____     _____

      Total                            $ 86.5     $(19.9)  $106.4      *
                                        =====      =====     =====

Earnings (loss) per common
  share - Basic and dilutive
    Continuing Operations              $ 0.29     $ (0.7)   $ 0.36     *
    Discontinued Operations (2)            -           -         -     -
                                        _____      _____     _____

      Total                            $ 0.29     $ (0.7)   $ 0.36     *
                                        =====      =====     =====

*Not a meaningful number.

(1) Earnings contribution (loss) on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements;
      (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other Operations; (c) is net of preferred dividend requirements and minority interest.

(2)  Represents the discontinued operations of TPC and PPM.

The Company recorded earnings on common stock of $87 million, or $0.29 per share, compared to a loss of $20 million, or $0.07 per share in 1998. The 1998 results included an after-tax charge of $70 million, or $0.24 per share, associated with the Company's work force reduction in the United States and an after-tax charge of $54 million, or $0.18 per share, associated with the Company's terminated bid for The Energy Group plc ("TEG").

Domestic electric operations earnings contribution was $75 million, or $0.25 per share, in the first quarter of 1999 compared to $6 million, or $0.02 per share, in 1998. Excluding the $70 million charge relating to the work force reduction, the earnings contribution in 1998 would have been $76 million, or $0.26 per share.

The Utah Rate Order received in March 1998 reduced 1999 first quarter earnings $6 million, or $0.02 per share. This decrease was offset by lower interest expense and increased interest income totaling $11 million, or $0.04 per share, due to funds received by domestic electric operations as intercompany dividends from Holdings of $500 million and $660 million in October 1998 and January 1999, respectively. Non-fuel operations and maintenance and administrative and general costs declined 2% in the quarter, consistent with the Company's recent actions to reduce these costs.

The first quarter 1999 earnings contribution from the Company's Australian electric operations totaled $10 million, or $0.04 per share, compared to $14 million, or $0.05 per share, in 1998. The decreased earnings contribution from Australian operations was primarily attributable to an increase in purchased power expense.


Other operations reported income of $1 million in the quarter compared to losses of $39 million in the same period a year ago. The increase in earnings was primarily due the $54 million after-tax charge for costs associated with the Company's terminated bid for TEG in 1998. This increase was partially offset by decreased earnings from PFS and Holdings.

                             RESULTS OF OPERATIONS

Domestic Electric Operations
____________________________

Comparison of the three-month periods ended March 31, 1999 and 1998
___________________________________________________________________

                                                                        %
                                      1999       1998      Change    Change
                                      ____       ____      ______    ______
                                         (Dollars in Millions)

Revenues
  Residential                      $  231.2   $  231.8   $   (0.6)     -
  Commercial                          159.0      161.4       (2.4)    (1)
  Industrial                          151.8      162.7      (10.9)    (7)
  Other                                 7.2        7.6       (0.4)    (5)
                                    _______    _______     _______
    Retail sales                      549.2      563.5      (14.3)    (3)
  Wholesale sales                     240.0      499.1     (259.1)   (52)
  Other                                18.0       14.4        3.6     25
                                    _______    _______     _______
      Total                           807.2    1,077.0     (269.8)   (25)

Operating expenses                    611.6      981.2     (369.6)   (38)
                                    _______    _______     _______
Income from operations                195.6       95.8       99.8    104
Interest expense                       67.6       80.0      (12.4)   (16)
Minority interest and other            (6.0)      (2.7)       3.3    122
Income taxes                           53.8        8.1       45.7      *
                                    _______    _______     _______
Net income                             80.2       10.4       69.8      *
Preferred dividend requirement          4.8        4.8           -     -
                                    _______    _______     _______
Earnings contribution              $   75.4   $    5.6   $   69.8      *
                                    =======    =======     =======

Energy sales (millions of kWh)
  Residential                         3,773      3,751         22      1
  Commercial                          2,993      2,992          1      -
  Industrial                          4,628      4,891       (263)    (5)
  Other                                 153        159         (6)    (4)
                                     ______     ______    _______
    Retail sales                     11,547     11,793       (246)    (2)
  Wholesale sales                     9,636     22,443    (12,807)   (57)
                                     ______     ______    _______
      Total                          21,183     34,236    (13,053)   (38)
                                     ======     ======    =======

Residential average usage (kWh)       3,064      3,042         22      1
Total customers (end of period)   1,442,195  1,445,900     (3,705)     -

*Not a meaningful number.

Revenues

Domestic electric operations revenues decreased $270 million, or 25%. This decrease was primarily attributable to a $259 million decrease in wholesale revenues. The sale of the Company's Montana service area in November 1998 decreased revenues by $12 million and the Utah rate order reduced revenues by $10 million.

Wholesale sales decreased $259 million. The decrease in revenues was driven by a 57% decline in energy volumes. Lower short-term and spot market wholesale energy volumes decreased revenues by $264 million. Related energy prices averaged $20 per MWh in the quarter, a 3% increase over the prior year. The higher prices for these sales added $7 million to revenues in the quarter. This decline in energy volumes is consistent with the Company's decision to scale back short-term wholesale sales.

Residential revenues were down $1 million. Excluding the impact of the sale of Montana, residential revenues were up $5 million, energy volumes were up 4% and customer growth was 2%. Growth in the average number of residential customers added $5 million to revenues. Volume increases primarily due to colder weather added $3 million to revenues. The Utah rate order reduced residential revenues by $4 million.

Commercial revenues were down $2 million, or 1%. Excluding the impact of the sale of Montana, commercial revenues were up $1 million. Increased commercial customers added $5 million to revenues. The Utah rate order reduced commercial revenues by $4 million.

Industrial revenues decreased $11 million, or 7%. Excluding the impact of the sale of Montana, industrial revenues were down $8 million, energy volumes were down 4% and average customers were down 4%. Decreased energy volumes due to the cyclical nature of industrial customer usage drove a $6 million decrease in revenues. The Utah rate order reduced industrial revenues by $2 million.

Other revenue increased $4 million due to increased wheeling revenues.

See Note 4 regarding regulation of domestic electric operations' utility properties.

Operating Expenses

Total operating expenses decreased $370 million, or 38%. This decrease was primarily attributable to decreased purchased power expense due to the decline in wholesale sales and the $113 million pretax special charge in 1998 for the work force reduction that occurred in the 1998 quarter.

Purchased power expense decreased $249 million, to $210 million. The lower expense was primarily due to a 12.5 million MWh decrease in short-term firm and spot market energy purchases which decreased purchased power expense $243 million. Short-term firm and spot market purchase prices averaged $19 per MWh in the quarter versus $20 per MWh in 1998, a 5% decrease. The decrease in purchase prices reduced costs $9 million. Higher volumes relating to long-term firm purchased power contracts added $3 million to purchased power costs.

              Short-Term Firm and Spot Market Sales and Purchases
              ___________________________________________________

                                                        1999        1998
                                                        ____        ____

Total sales volume (thousands of MWh)                  5,719      18,900
Average sales price ($/MWh)                          $ 20.32     $ 19.77
                                                     _______     _______
      Revenues (millions)                            $   116     $   374

Total purchase volume (thousands of MWh)               5,111      17,635
Average purchase price ($/MWh)                       $ 18.61     $ 19.70
                                                     _______     _______

      Expenses (millions)                            $    95     $   347
                                                     _______     _______

            Net (millions)                           $    21     $    27
                                                     =======     =======

Fuel expense was down $3 million, or 3%, to $120 million in 1999. Thermal generation was down 4% to 12.8 million MWh. The average cost per MWh increased to $9.31 from $9.17 in the prior year due to increased generation at plants with higher fuel costs. The shift in generation resulted from unscheduled plant outages. Hydroelectric generation increased 13% compared to the first quarter of 1998 due to favorable water conditions.

Other operations and maintenance expense increased $2 million, or 2%, to $113 million. Increased tree trimming added $3 million to expenses, which was partially offset by a reduction in labor costs of $1 million.

Administrative and general expenses decreased $5 million, or 7%, to $73 million primarily due to a reduction in labor and employee related costs of $12 million. This decrease was partially offset by a $6 million increase in costs relating to the ongoing implementation of the Company's new SAP software operating environment and increased outside services of $2 million.

Other Income and Expense

Domestic electric operations' interest expense was down $12 million to $68 million as a result of lower debt balances. The lower debt balances were due to dividends received from Holdings in October and January that were used to pay down intercompany debt owed to Holdings and some external debt. Interest income increased $5 million as a result of the dividends received from Holdings, some of which was invested in interest bearing instruments. Income tax expense increased $46 million, to $54 million, due to the increase in pretax income.

Australian Electric Operations
______________________________

Comparison of the three-month periods ended March 31, 1999 and 1998
___________________________________________________________________


                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                    1999    1998  Translation Operations Operations
                                    ____    ____  ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area                  $103.2   $116.5    $(5.5)      $(7.8)     (7)
    Outside Powercor area
      Victoria                       18.1     20.9     (0.9)       (1.9)     (9)
      New South Wales                19.4     20.2     (0.9)        0.1       -
      Queensland                      0.5        -         -        0.5       *
      Australian Capital Territory    0.4        -         -        0.4       *
                                     _____   _____      ____        ____
                                    141.6    157.6     (7.3)       (8.7)     (6)
    Other                             5.4      4.9     (0.3)        0.8      16
                                     _____   _____      ____        ____
        Total                       147.0    162.5     (7.6)       (7.9)     (5)

  Operating expenses                112.2    121.7     (5.8)       (3.7)     (3)
                                     _____   _____      ____        ____
  Income from operations             34.8     40.8     (1.8)       (4.2)    (10)
  Interest expense                   14.4     15.8     (0.7)       (0.7)     (4)
  Equity in losses of Hazelwood       3.7      3.0     (0.2)        0.9      30
  Other (income)/expense             (0.1)    (0.4)        -        0.3     (75)
  Income taxes                        6.4      8.3     (0.3)       (1.6)    (19)
                                     _____   _____      ____        ____
    Earnings contribution          $ 10.4   $ 14.1    $(0.6)      $(3.1)    (22)
                                     =====   =====      ====        ====

Powercor energy sales (millions of kWh)
  Powercor area                      1,666   1,797                 (131)     (7)
  Outside Powercor area
    Victoria                           586     600                  (14)     (2)
    New South Wales                    579     575                    4       1
    Queensland                          13       -                   13       *
    Australian Capital Territory         8       -                    8       *
                                     _____   _____                 ____
        Total                        2,852   2,972                 (120)     (4)
                                     =====   =====                 ====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U.S. dollars was 0.63 in the first quarter of 1999 as compared to 0.67 in 1998, a 6% decrease in the quarter. The effect of this change in exchange rates lowered revenues by $8 million and costs by $7 million in the first quarter of 1999.

The following discussion excludes the effects of the lower currency exchange rate in 1999.

Revenues

Australian electric operations' revenues decreased $8 million, or 5%. This decrease was attributable to a decline in energy volumes sold of 120 million kWh, or 4%.

Energy volumes sold to contestable customers outside Powercor's franchise area were up 11 million kWh and added $1 million to revenues due to customer gains in Queensland and Australian Capital Territory. Inside Powercor's franchise area, revenues decreased $8 million due to a 131 million kWh decrease in energy sold. Volumes are down due to the loss of a few large contestable customers.

Other revenues increased $1 million largely as a result of an increase in revenue from construction projects for customers who own their own distribution assets, some who are other distribution businesses in Australia.

Operating Expenses

Purchased power expense increased $4 million, or 7%, to $59 million. Higher average prices increased power costs by $6 million. Prices for purchased power averaged $22 per MWh in the first quarter of 1999 compared to $19 per MWh in the first quarter of 1998. This price increase was the result of a contract dispute Powercor is having with a power supplier in Australia. The power supplier did not meet its contractual obligation to deliver power to Powercor at the agreed upon rate, which forced Powercor to purchase power on the open market at a rate higher than it paid last year. This increase was offset in part by a 4% decrease in purchased power volumes that reduced costs $2 million.

Other operating expenses decreased $8 million, or 28%, to $19 million. Decreased rates resulted in lower network fees of $2 million and an increase in customers inside Powercor's franchise area serviced by other energy suppliers resulted in higher network revenues of $6 million.

Administrative and general costs decreased $1 million, or 7%, to $12 million due to the outsourcing of certain functions in the information technology department.

Other Income and Expense

The Company recorded losses in 1999 of $4 million compared to losses of $3 million in 1998 on its equity investment in the Hazelwood power station.

Income tax expense was down $2 million, or 19%, due to a decrease in taxable income.

Other Operations
________________

Comparison of the three-month periods ended March 31, 1999 and 1998
___________________________________________________________________

                                                                        %
                                      1999        1998      Change   Change
                                      ____        ____      ______   ______
                                          (Dollars in Millions)

Earnings contribution (loss)
  PFS                                 $(0.4)    $  6.6      $(7.0)  (107)
  Holdings and other
    TEG costs                             -      (53.5)      53.5    100
    Other                               1.1        7.8       (6.7)   (86)
                                       ____      _____        ____
                                      $ 0.7     $(39.1)     $39.8   (102)
                                       ====      =====        ====

Other operations reported income of $1 million in the quarter compared to losses of $39 million in the same period a year ago. The increase in earnings was primarily due to an $86 million pretax ($54 million after-tax) charge in 1998 for costs associated with the Company's terminated bid for TEG.

Results from other operations for the quarter were reduced by approximately $11 million, or $0.04 per share, in decreased interest income as the result of cash dividends of $500 million paid in October and $660 million paid in January by Holdings to domestic electric operations. This cash had been invested by Holdings in interest bearing instruments prior to the dividends.

For 1999, PFS reported break even results, a $7 million decrease from 1998. This decrease was primarily attributable to the sale of its affordable housing properties and operating leases that reduced income $6 million. In May 1998, PFS sold a majority of its investments in affordable housing for $80 million, which approximated book value. In addition, PFS incurred a $1 million loss relating to its investment in Synfuels, a company involved in the production of coal byproducts.

Other energy development businesses recorded no earnings or losses in 1999 compared to a loss of $5 million, or $0.02 per share, in 1998. This reduction in losses was the result of the decision to exit these development businesses in October 1998.

FINANCIAL CONDITION -

      For the three months ended March 31, 1999:

OPERATING ACTIVITIES

      Net cash flows provided by continuing operations were $274 million during the period compared to $216 million in the first three months of 1998. The $58 million increase in operating cash flows was primarily attributable to decreased working capital requirements.

      Net cash used in discontinued operations in 1998 represents payment of income taxes in the first quarter associated with a $671 million pretax gain recorded in December 1997 on the sale of PTI. Net cash provided by discontinued operations in 1999 represents payments received from TPC on its intercompany note payable to Holdings.

INVESTING ACTIVITIES

      Capital spending totaled $117 million in 1999 compared with $138 million in 1998. Investments in and advances to affiliated companies-net is down $21 million because the first quarter of 1998 reflects PFS's investment in Synfuels.

      On May 10, 1999, the utility partners who own the 1,340 MW coal-fired Centralia Power Plant and adjacent coal mine announced their intention to sell to TransAlta for $554 million. This sale is still subject to regulatory approval and is expected to close near the end of 1999. The Company operates the plant and owns a 47.5% share. The Company owns and operates the adjacent Centralia coal mine. The Company expects to realize a gain on the sale, but the amount will not be determined until the regulatory approval process has been completed.

CAPITALIZATION

      At March 31, 1999, PacifiCorp had approximately $196 million of commercial paper and uncommitted bank borrowings outstanding at a weighted average rate of 6.3%. These borrowings are supported by $700 million of revolving credit agreements. At March 31, 1999, the consolidated subsidiaries had access to $826 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $432 million outstanding under bank revolving credit facilities. At March 31, 1999, the Company and its subsidiaries had $548 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.

YEAR 2000

      The Company's Year 2000 project has been underway since mid-1996. A standard methodology of inventory, assessment, remediation and testing of hardware, software and equipment has been implemented. The main areas of risk are in: power supply (generating plant and system controls); information technology (computer software and hardware); business disruption; and supply chain disruption. The first two areas of risk are within the Company's own business operations. The others are areas of risk the Company might face from interaction with other companies, such as critical suppliers and customers. The Company's plan is to have successfully identified, corrected and tested its existing critical systems by July 1, 1999. The Company requires that all new hardware or software acquired by the Company be vendor certified Year 2000 ready before it is installed.

      On March 5, 1999, PacifiCorp announced that its domestic electric operations were advancing the control system clocks and operating all thermal generating units in the Year 2000 mode from now until the end of the first quarter of the year 2000. The same procedure is taking place in the Company's transmission and distribution systems and is one of the final steps to having all critical systems ready for the Year 2000 by July 1, 1999.

      A summary of the Company's progress to date in areas affected by Year 2000 issues is set forth in the following table:

                                                                   Remediation
                                         Inventory  Assessment     and Testing
                                         _________  __________     ___________
                                                   (% Completed)

      Electric Systems                     100          100           76
      Computer Systems
        Central Applications
          To Correct                       100          100          100
        Central Applications
          To Replace                       100          100           75
        Desktop                            100          100           45

      The Company's ability to maintain normal operations into the year 2000 will also be affected by Year 2000 readiness of third parties from whom the Company purchases products and services or with whom the Company exchanges information. As of January 25, 1999, the Company believes it had identified 100% of its critical third-party supplier relationships and requested that these parties report their Year 2000 readiness. At March 31, 1999, the critical third parties reported they would be Year 2000 ready on or before the dates in the table below:

             Readiness Target Dates           Percent of all Critical Third
                 (on or before)                       Parties Ready

                   12/31/1998                             14%
                   03/31/1999                              19
                   06/30/1999                              76
                   09/30/1999                              91
                   12/31/1999                              96
       (no Readiness Target Date reported)                  4

      The Company is in contact with these third parties and their Year 2000 readiness information is updated as required.
      The Company is also in the process of identifying third parties that are "super critical." An elevated Year 2000 readiness assessment, which includes a site visit, will be performed for each of them. To date, two super critical vendors have been identified. One vendor supplies chemical reagents used in air emission control equipment at some generating plants. One week's supply can be maintained. The plants would be able to generate power, but after a week may not be able to meet air quality regulations. This vendor has advised the Company that it will be Year 2000 ready by September 30, 1999. An on-site assessment has been performed. The Company recently identified the second critical vendor, which provides services to the Company. A review of this vendor's Year 2000 project is scheduled for May 1999.

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

      The Company, the North American Electric Reliability Council ("NERC") and the Western Systems Coordinating Council ("WSCC") are working closely together to ensure the integrity of the interconnected electrical distribution and transmission system in the Company's service area and the western United States. NERC coordinates the efforts of the ten regional electric reliability councils throughout the United States, while WSCC is focused on reliable electric service in the western United States. These agencies require Year 2000 readiness for all interconnected electric utilities by July 1, 1999. The Company has submitted its draft contingency plans to the WSCC as required by NERC. The Company successfully participated in the NERC sponsored industry preparedness drill on April 9,1999.

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

      The Company is continuing to expand its extensive microwave network in 1999. Because this system is self-controlled and has been undergoing extensive analysis for Year 2000 readiness, the Company considers this a reliable alternative to the public telephone network if needed. Emergency power systems will be tested and made ready. In addition to the microwave system, the Company has an extensive radio network. Through integration of the Company's radio and microwave facilities, Company personnel can effectively "dial-up" telephones throughout the Company's area. Radio units will be deployed at key locations during the transition period. The Company is also planning to station satellite telephones at system dispatching facilities and key power plants.

      The Company's payment processing system has been certified by the vendor as Year 2000 ready. An emergency backup plan is being developed for deployment by the third quarter of 1999 to enable third party off-site processing of payments. Check issuance has been outsourced to a vendor who is Year 2000 ready. To the extent possible, accounts payable checks and wire transfers will be processed early in December. Arrangements are expected to be made with the Company's banks to cover critical payment obligations for up to seventy-two hours should wire transfers be disrupted. The Company uses two systems to maintain shareholder records, transfer stock, issue 1099 dividend statements and process dividend payments. One system is certified ready now, and the other is expected to be Year 2000 ready by June 30, 1999.


      The Company has incurred $15.4 million in costs relating to the Year 2000 project through March 31, 1999. The majority of these costs have been incurred to repair software problems. The total cost of the Year 2000 project is estimated at $30 million, which will be principally funded from operating cash flows. This estimate does not include the cost of system replacements that will be Year 2000 ready, but are not being installed primarily to resolve Year 2000 problems. Year 2000 information technology ("IT") remediation costs amount to approximately 5% of IT's budget. The Company has not delayed any IT projects that are critical to its operations as a result of Year 2000 remediation work. No independent verification of risk and cost estimates has been undertaken to date.
      The dates on which the Company believes the Year 2000 project will be completed and the expected costs and other impacts of the Year 2000 issues are based on management's best estimates, which were derived utilizing numerous assumptions concerning future events, including the availability of certain resources, the completion of third-party modification plans and other factors. There can be no assurance that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the Company's implementation of its Year 2000 project.

______________________________________________________________________________

      The condensed consolidated financial statements as of March 31, 1999 and December 31, 1998 and for the three-month periods ended March 31, 1999 and 1998 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         Suite 3900                    Telephone:(503)222-1341
                         111 S.W. Fifth Avenue         Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and retained earnings and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1998, and the related consolidated statements of income, consolidated changes in common shareholders' equity, and consolidated cash flows for the year then ended (not presented herein); and in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

May 10, 1999

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

            Exhibit 27: Financial Data Schedule for the quarter ended March 31, 1999 (filed electronically only).

      (b)   Reports on Form 8-K.

            On Form 8-K, dated May 9, 1999, under "Item 5. Other Events," the Company filed a news release reporting financial results for the three months ended March 31, 1999.

                                   SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PACIFICORP




Date        May 12, 1999                  By ROBERT R. DALLEY
     __________________________              _________________________________
                                             Robert R. Dalley
                                             Controller and
                                             Chief Accounting Officer

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

            Exhibit 27:  Financial Data Schedule for the quarter
            ended March 31, 1999 (filed electronically only).