Form 10-K/A
period 1998-12-31
PACIFICORP /OR/
filed 1999-06-29
CIK 75594

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

    2.  Schedules:*

----------
  * All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements included under ITEM 8.

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

   (12)a -- Statements of Computation of Ratio of Earnings to Fixed Charges (See page S-1).

   (12)b -- Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (See page S-2).

   (21) --   Subsidiaries (See page S-3).

   (23)a -- Consent of Deloitte & Touche LLP with respect to Annual Report on Form 10-K.

  #(23)b --  Consent of Deloitte & Touche LLP with respect to Annual Report on Form 11-K.

   (24) --   Powers of Attorney.

   (27) --   Financial Data Schedule (filed electronically only).

  #(99) -- Annual Report on Form 11-K of the PacifiCorp K Plus Employee Savings Plan for the fiscal year ended December 31, 1998.

-----------
*Incorporated herein by reference.
+This exhibit constitutes a management contract or compensatory plan or arrangement.
#Filed with Amendment No. 2.

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

                                    PacifiCorp


                                          /s/ROBERT R. DALLEY
                                    By_______________________________________
                                             Robert R. Dalley
                                    (Controller and Chief Accounting Officer)

Date:  June 29, 1999

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION                                             PAGE
_______           ___________                                             ____

(23)b             Consent of Independent Public Accountants for the
                  K Plus Form 11-K (filed electronically)

(99)              Annual Report on Form 11-K of the PacifiCorp
                  K Plus Employee Savings Plan for the fiscal year ended December 31, 1998 (filed electronically)