Form 10-Q
period 1999-06-30
PACIFICORP /OR/
filed 1999-08-11
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               _____________

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


     YES   X       NO
         _____        _____


At July 30, 1999, there were 297,331,433 shares of registrant's common stock outstanding.

                                  PACIFICORP


                                                                      Page No.
                                                                      ________

PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Statements of Income
                 and Retained Earnings                                     2

               Condensed Consolidated Statements of Cash Flows             3

               Condensed Consolidated Balance Sheets                       4

               Notes to Condensed Consolidated Financial Statements        6

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      12


PART II.       OTHER INFORMATION

  Item 4.      Submission of Matters to a Vote of Security Holders        33

  Item 6.      Exhibits and Reports on Form 8-K                           34


Signature                                                                 35

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                      PACIFICORP
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (Millions of Dollars, except per share amounts)
                                      (Unaudited)


                                            Three Months Ended     Six Months Ended
                                                 June 30,               June 30,
                                            __________________     ________________
                                             1999        1998      1999        1998
                                             ____        ____      ____        ____

REVENUES                                   $  943.7    $1,202.2   $1,903.5   $2,462.4
                                            _______     _______    _______    _______

EXPENSES
  Purchased power                             299.3       535.2      568.0    1,051.7
  Other operations and maintenance            274.4       248.6      534.2      521.3
  Depreciation and amortization               115.8       115.4      229.0      230.6
  Administrative and general                   57.9        83.3      122.2      158.2
  Taxes, other than income taxes               24.8        25.4       51.1       53.0
  Special charges                               -           -          -        113.1
                                            _______     _______    _______    _______
  TOTAL                                       772.2     1,007.9    1,504.5    2,127.9
                                            _______     _______    _______    _______

INCOME FROM OPERATIONS                        171.5       194.3      399.0      334.5
                                            _______     _______    _______    _______

INTEREST EXPENSE AND OTHER
  Interest expense                             86.9        94.0      174.9      188.3
  Interest capitalized                         (7.8)       (3.7)     (11.2)      (7.0)
  TEG transaction costs                         -         (13.0)       -         73.3
  Other (income)/expense - net                  2.5        (0.2)      (3.8)      (7.2)
                                            _______     _______    _______    _______
  TOTAL                                        81.6        77.1      159.9      247.4
                                            _______     _______    _______    _______

Income from continuing operations
  before income taxes                          89.9       117.2      239.1       87.1
Income tax expense                             34.9        38.3       92.8       22.8
                                            _______     _______    _______    _______


Income from continuing operations              55.0        78.9      146.3       64.3

Discontinued Operations (less applicable
  income tax expense/(benefit): 1999/$0.7;
  1998/$(23.5) and $(23.2)                      1.1       (38.1)       1.1      (38.6)
                                            _______     _______    _______    _______

NET INCOME                                     56.1        40.8      147.4       25.7

RETAINED EARNINGS BEGINNING OF PERIOD         738.8     1,006.6      732.0    1,106.3
Cash dividends declared
  Preferred stock                              (4.2)       (4.3)      (8.4)      (8.6)
  Common stock per share of $0.27             (80.3)      (80.3)    (160.6)    (160.6)
                                            _______     _______    _______    _______
RETAINED EARNINGS END OF PERIOD            $  710.4    $  962.8   $  710.4   $  962.8
                                            =======     =======    =======    =======

EARNINGS ON COMMON STOCK                   $   51.3    $   36.0    $ 137.8   $   16.1

Average number of common shares
  outstanding - Basic (Thousands)           297,331     297,259    297,333   297,160
                Dilutive (Thousands)        297,331     297,259    297,333   297,212

EARNINGS (LOSS) PER COMMON SHARE -
  Basic and dilutive
  Continuing operations                    $   0.17    $   0.25   $   0.46  $   0.18
  Discontinued operations                         -       (0.13)         -     (0.13)
                                            _______     _______    _______    _______
  TOTAL                                    $   0.17    $   0.12   $   0.46  $   0.05
                                            =======     =======    =======    =======

         See accompanying Notes to Condensed Consolidated Financial Statements

                                      PACIFICORP
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Millions of Dollars)
                                      (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                        _____________________
                                                       1999              1998
                                                       ____              ____

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   147.4          $  25.7
  Adjustments to reconcile net income to
    net cash provided by operating activities

    (Income)/loss from discontinued operations           (1.1)            38.6
    Depreciation and amortization                       233.3            234.6
    Deferred income taxes and investment tax
      credits - net                                      29.7            (44.1)
    Special charges                                         -            113.1
    (Gain)/loss on sale of assets                        (9.0)             4.0
    TEG transaction costs                                   -             61.0
    Utah rate order                                     (37.0)               -
    Other                                                (8.4)            27.4
    Accounts receivable and prepayments                 203.3             65.0
    Materials, supplies and fuel stock                  (20.3)            (0.7)
    Accounts payable and accrued liabilities           (138.6)          (165.7)
                                                     ________           ______
  Net cash provided by continuing operations            399.3            358.9
  Net cash provided by (used in) discontinued
    operations                                            6.1           (324.2)
                                                     ________           ______

NET CASH PROVIDED BY OPERATING ACTIVITIES               405.4             34.7
                                                     ________           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                         (276.2)         (299.3)
  Investments in and advances to
    affiliated companies - net                           (0.6)          (19.7)
  Operating companies and assets acquired                (0.5)          (13.2)
  Proceeds from asset sales                             167.3             3.4
  Proceeds from sales of finance assets, real
    estate investments and principal payments            60.4            315.2
  Other                                                 (20.5)           (18.3)
                                                     ________           ______

NET CASH USED IN INVESTING ACTIVITIES                   (70.1)           (31.9)
                                                     ________           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                           (219.9)            34.6
  Proceeds from long-term debt                          874.3            728.4
  Proceeds from issuance of common stock                    -              8.5
  Dividends paid                                       (168.6)          (168.5)
  Repayments of long-term debt                       (1,163.4)          (744.7)
  Other                                                   2.0             37.8
                                                     ________           ______

NET CASH USED IN FINANCING ACTIVITIES                  (675.6)          (103.9)
                                                     ________           ______

DECREASE IN CASH AND CASH EQUIVALENTS                  (340.3)          (101.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        583.1            740.8
                                                     ________           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   242.8          $ 639.7
                                                     ========           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest (net of amount capitalized)            $   210.4          $ 225.8
    Income taxes                                         27.2            482.7

        See accompanying Notes to Condensed Consolidated Financial Statements

                                     PACIFICORP
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Millions of Dollars)
                                     (Unaudited)

                                       ASSETS


                                                       June 30,      December 31,
                                                         1999            1998
                                                       ________       ___________

CURRENT ASSETS
  Cash and cash equivalents                            $   242.8        $   583.1
  Accounts receivable less allowance
    for doubtful accounts: 1999/$17.5
    and 1998/$18.0                                         524.3            703.2
  Materials, supplies and fuel stock at
    average cost                                           196.8            175.8
  Net assets of discontinued operations
    and assets held for sale                                   -            192.4
  Other                                                     89.9             87.9
                                                       ________          ________
  TOTAL CURRENT ASSETS                                   1,053.8          1,742.4

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                          12,640.2         12,460.0
  Australian Electric Operations                         1,256.3          1,140.4
  Other Operations                                          21.3             22.2
  Accumulated depreciation and amortization             (4,754.4)        (4,553.2)
                                                       ________          ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET              9,163.4          9,069.4

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                              117.4            114.9
  Intangible assets - net                                  385.3            369.4
  Regulatory assets - net                                  760.0            795.5
  Finance note receivable                                  201.7            204.9
  Finance assets - net                                     298.5            313.7
  Deferred charges and other                               396.4            378.3
                                                       ________          ________
  TOTAL OTHER ASSETS                                     2,159.3          2,176.7
                                                       ________          ________

TOTAL ASSETS                                           $12,376.5        $12,988.5
                                                       ========          ========

        See accompanying Notes to Condensed Consolidated Financial Statements

                                     PACIFICORP
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Millions of Dollars)
                                     (Unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       June 30,      December 31,
                                                         1999            1998
                                                       ________      ____________

CURRENT LIABILITIES
  Long-term debt currently maturing                    $   192.1        $   299.5
  Notes payable and commercial paper                        40.7            260.6
  Accounts payable                                         369.1            566.2
  Taxes, interest and dividends payable                    288.7            282.7
  Customer deposits and other                              124.1            168.0
                                                       ________          ________
  TOTAL CURRENT LIABILITIES                              1,014.7          1,577.0

DEFERRED CREDITS
  Income taxes                                           1,619.5          1,542.6
  Investment tax credits                                   121.3            125.3
  Other                                                    616.5            646.1
                                                       ________          ________
  TOTAL DEFERRED CREDITS                                 2,357.3          2,314.0

LONG-TERM DEBT                                           4,466.1          4,559.3

COMMITMENTS AND CONTINGENCIES (See Note 5)                    -                 -

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES              340.7            340.5

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION            175.0            175.0

PREFERRED STOCK                                             66.4             66.4

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1999/297,331,433
    and 1998/297,343,422                                 3,284.7          3,285.0
  Retained earnings                                        710.4            732.0
  Accumulated other comprehensive loss                     (38.8)           (60.7)
                                                       ________          ________
  TOTAL COMMON EQUITY                                    3,956.3          3,956.3
                                                       ________          ________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $12,376.5        $12,988.5
                                                       ========          ========

        See accompanying Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1999


 1.   FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements as of June 30, 1999 and December 31, 1998 and for the periods ended June 30, 1999 and 1998, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K/A Amendment No. 1.

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

      During October 1998, the Company decided to exit its energy trading business, which consisted of TPC Corporation ("TPC") and PacifiCorp Power Marketing, Inc. ("PPM"). On April 1, 1999, the Company sold TPC. See Note 3. During May 1998, the Company sold a majority of the real estate assets held by PFS. The Company has also decided to exit the majority of its other energy development businesses and has recorded them at estimated net realizable value less selling costs.

      Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

      Certain amounts have been reclassified to conform with the 1999 method of presentation. These reclassifications had no effect on previously reported consolidated net income.

 2.   SCOTTISHPOWER MERGER

      In December 1998, the Company announced a proposed merger with ScottishPower PLC ("ScottishPower"). Under the terms of the agreement, each share of the Company's stock will be converted tax-free into a right to receive 0.58 American Depositary Shares (each ADS represents four ordinary shares) or 2.32 ordinary shares of ScottishPower.

      The proposed merger was approved by the shareholders of both companies in June 1999.

      The merger is subject to federal and state regulatory review. Both companies have applications pending for approval with state regulatory bodies in Utah, Oregon, Wyoming, Idaho and Washington. Staff members in all the states have recommended approval of the merger, subject to certain conditions. Hearings are expected to be completed in all states by the end of August.

      The proposed merger has received clearance from the U.S. Federal Energy Regulatory Commission, under the Hart-Scott-Rodino Antitrust Improvements Act and from U.K., Australian and California regulatory authorities. Both companies expect completion of the regulatory approval process to occur later this year.

 3.   DISCONTINUED OPERATIONS

      In October 1998, the Company decided to exit its energy trading business by offering TPC for sale and ceasing the operations of PPM, which conducted electricity trading in the eastern United States. PPM's activities in the eastern United States have been discontinued and all forward electricity trading has been closed and is going through settlement. On April 1, 1999, Holdings sold TPC to NIPSCO Industries, Inc. for $150 million. This activity resulted in an after-tax gain of $1 million in the second quarter of 1999.

      The net assets, operating results and cash flows of the energy trading segment have been classified as discontinued operations for all periods presented in the consolidated financial statements and notes.

      Summarized operating results were as follows:

                                           Three-Month           Six-Month
                                           Period Ended        Period Ended
                                             June 30,            June 30,
                                          ______________      ______________
                                           1999      1998    1999      1998
                                           ____      ____    ____      ____
                                   (Dollars in Millions)

      Revenues                            $  -      $721.0    $  -   $1,537.0
                                           ===       =====     ===    =======

      Loss from discontinued
        operations (less applicable
        income tax benefit of $23.5
        and $23.2)                        $  -      $(38.1)   $  -   $  (38.6)

      Gain on disposal (less applicable
        income tax of $0.7)                1.1           -    1.1           -
                                           ___       _____     ___    _______

      Net income/(loss)                   $1.1      $(38.1)  $1.1    $  (38.6)
                                           ===       =====     ===    =======

      As mentioned previously, net assets of the discontinued operations were sold April 1, 1999. Net assets of the discontinued operations and assets held for sale as of December 31, 1998 consisted of the following:

                                                      December 31,
                                                          1998
                                                      _____________
                                                  (Dollars in Millions)

     Current assets                                     $148.5
     Noncurrent assets                                   152.7
     Current liabilities                                 (96.0)
     Long-term debt                                       (1.3)
     Noncurrent liabilities                              (28.9)
     Assets held for sale                                 17.4
                                                          _____
     Net Assets of Discontinued Operations
       and Assets Held for Sale                         $192.4
                                                          =====

      Holdings had $13 million and $34 million as of June 30, 1999 and December 31, 1998, respectively, of liabilities in "Customer deposits and other" relating to the sale or exit of the discontinued operations.

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

      On March 4, 1999, the Utah Public Service Commission (the "UPSC") ordered the Company to reduce customer prices by 12%, or $85 million annually effective March 1, 1999, and to make a one-time refund of $40 million to customers. Approximately $38 million of the refund relating to 1997 and 1998 was recorded in December 1998. The remaining $2 million was recorded in the first quarter of 1999. The ordered rate reduction is the culmination of a general rate case in Utah that began in 1997. The Company has decided not to appeal the ordered rate reduction to the Utah Supreme Court.

      In 1998, the Company announced its intent to sell its California electric distribution assets. This action was in response to the continued decline in earnings on the assets and the changes in the legislative and regulatory environments in California. On April 9, 1999, the Company announced it had entered into a letter of intent with Nor-Cal Electric Authority for the sale of the assets to Nor-Cal for $178 million. A definitive agreement was signed on July 15, 1999. The Federal Energy Regulatory Commission and the California Public Utility Commission must now approve the sale, which is expected to close early next year.

      On April 30, 1999, the Company filed for changes in the prices it charges Oregon customers. The filing was required as part of a 1998 Oregon Public Utility Commission (the "OPUC") order which uses set formulas to moderate the impact of cost fluctuations on customer prices, while assuring high-quality service. The filing also contained a request to increase the revenues collected under its system benefits charge. The changes were approved by the OPUC in June 1999, and became effective July 1, 1999. This will result in a price increase of approximately 1.3%, or $9 million annually, in Oregon.

      On July 23, 1999, the Oregon legislature approved Senate Bill 1149. This legislation requires competition for industrial and large commercial customers of both the Company and Portland General Electric by October 1, 2001. Residential customers will receive a portfolio of commodity service options. The bill exempts publicly-owned utilities and Idaho Power's Oregon service territory. The bill defers to the OPUC decisions on a variety of important issues, including the method for valuation of stranded costs/benefits, consumer protections, marketer certification, environmental issues, and competitive services. The legislation also calls for the functional separation of certain assets and the establishment of a code-of-conduct for electric companies and their affiliates to protect consumers against anti-competitive practices. The Company will be participating in the OPUC proceedings over the next two years that establish the rules and procedures that will implement the bill. The Company will continue to evaluate the finance and accounting impacts, including the continued propriety of applying SFAS 71, as the OPUC proceedings progress. The impacts, if any, are uncertain.

      On April 30, 1999, the Company filed documents with the Idaho Public Utilities Commission (the "IPUC") to implement the next step in the gradual retirement of a federal energy credit. The proposed reduction in the credit would increase electric prices for Utah Power residential and irrigation customers in southeastern Idaho. The filing, once approved by the IPUC, would reduce the credits from the federal Bonneville Power Administration (the "BPA") and increase residential prices 3.35%, or $1 million, and irrigation prices 4%, or $1 million. These price increases are not expected to have a material impact on earnings.

      Congress created the federal credit in 1980 to share the benefits of federally owned hydroelectric plants with customers of investor-owned utilities in the Columbia River drainage area. When Congress recommended in 1995 that the current exchange method be phased out by June 2001, the Company worked out a settlement with BPA in 1997 to implement the order of Congress. Without the settlement, prices would have increased more than 30% in two years. The settlement provided credits of $48 million over five years for the Company's customers, $6 million more than without the settlement. The additional money is being used to lessen the impact of price increases as the BPA exchange credit is phased out.

      On July 26, 1999, the Company filed for a rate increase before the Wyoming Public Service Commission. The Company is asking for an increase of $12 million, or 4.9%, based on a test year ending December 31, 1998. The Company's Wyoming results of operation for the test year reflected justification for an increase in annual revenues of $48 million, but the Company is limiting its proposed price increase to $12 million as a result of a stipulation reached in connection with the pending merger approval proceeding in that state. The Company's proposed effective date for this tariff increase is January 1, 2000.

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

 6.   COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                            Three-Month           Six-Month
                                           Periods Ended        Periods Ended
                                             June 30,               June 30,
                                          _______________      _______________
                                          1999      1998       1999      1998
                                          ____      ____       ____      ____
                                                  (Dollars in Millions)

     Net income                          $ 56.1     $ 40.8    $147.4   $  25.7
     Other comprehensive income
       Foreign currency translation
         adjustment, net of taxes:
         1999/$10.1 and $14.0,
         1998/$(20.9) and $(11.8)          15.9      (32.5)     22.0     (19.5)
       Unrealized gain on available-
         for-sale securities, net of
         taxes: 1998/$4.3                     -        7.1      (0.1)      7.1
       Reclassification adjustments for
         gains included in net income,
         net of taxes: 1998/$4.6              -       (7.2)         -        -
                                          _____      _____      _____    _____

     Total comprehensive income          $ 72.0     $  8.2    $169.3    $ 13.3
                                          =====      =====      =====    =====

 7.   NEW ACCOUNTING STANDARDS

      In June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." This statement delays the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. This statement affects the Company by allowing the delay of implementation of SFAS 133.

 8.   SEGMENT INFORMATION

      Selected information regarding the Company's operating segments, Domestic Electric Operations, Australian Electric Operations and Other Operations, are as follows:

                                  Domestic   Australian                   Other
                         Total    Electric    Electric   Discontinued Operations &
Millions of dollars     Company  Operations  Operations   Operations  Eliminations
___________________     _______  __________  __________   ___________ ____________

For the three months ended:
June 30, 1999
Net sales and revenues
  (all external)       $  943.7   $  772.3      $160.4      $    -       $ 11.0
Income from continuing
  operations               55.0       42.6         9.1           -          3.3
Income from discontinued
  operations                1.1          -           -         1.1            -

June 30, 1998
Net sales and revenues
  (all external)       $1,202.2   $1,031.6      $157.1      $    -       $ 13.5
Income from continuing
  operations               78.9       57.7         6.6           -         14.6
Loss from discontinued
  operations              (38.1)         -           -       (38.1)           -

For the six months ended:
June 30, 1999
Net sales and revenues
  (all external)       $1,903.5   $1,579.5      $307.4      $    -       $ 16.6
Income from continuing
  operations              146.3      122.8        19.5           -          4.0
Income from discontinued
  operations                1.1          -           -         1.1            -

June 30, 1998
Net sales and revenues
  (all external)       $2,462.4   $2,108.6      $319.6      $    -       $ 34.2
Income (loss) from
  continuing operations    64.3       68.1        20.7           -        (24.5)
Loss from discontinued
  operations              (38.6)         -           -       (38.6)           -

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

Comparison of the three-month periods ended June 30, 1999 and 1998
__________________________________________________________________

                                                                        %
                                        1999      1998      Change   Change
                                        ____      ____       _____   ______
                                          (Dollars in Millions)

Earnings contribution (loss) on
  common stock (1)
    Domestic Electric Operations     $ 37.8     $ 52.9    $(15.1)     (29)
    Australian Electric Operations      9.1        6.6       2.5       38
    Other Operations                    3.3       14.6     (11.3)     (77)
                                      _____      _____     _____
    Continuing Operations              50.2       74.1     (23.9)     (32)

    Discontinued Operations (2)         1.1      (38.1)     39.2      103
                                      _____      _____     _____

      Total                          $ 51.3     $ 36.0    $ 15.3       43
                                      =====      =====     =====

Earnings (loss) per common share -
  Basic and dilutive
    Continuing Operations           $ 0.17     $ 0.25    $(0.08)      (32)
    Discontinued Operations (2)          -      (0.13)     0.13       100
                                     _____      _____      _____

      Total                         $ 0.17     $ 0.12    $ 0.05        42
                                     =====      =====      =====

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

The Company recorded earnings on common stock of $51 million, or $0.17 per share, in the second quarter of 1999 compared to $36 million, or $0.12 per share, in 1998. Second quarter 1998 results included losses of $38 million, or $0.13 per share, from the Company's energy trading activities, which the Company decided to discontinue in October 1998. The second quarter 1998 also included a $10 million, or $0.03 per share, gain relating to the sale of The Energy Group PLC ("TEG") shares and a $2 million, or $0.01 per share, loss relating to closing foreign currency options in April 1998 associated with the terminated bid for TEG. Second quarter 1999 results included $8 million, or $0.03 per share, for ScottishPower merger costs.

Domestic electric operations earnings contribution was $38 million, or $0.13 per share, as compared to $53 million, or $0.18 per share, in the second quarter of 1998. Second quarter 1999 reflected $8 million, or $0.03 per share, of ScottishPower merger costs and a $14 million, or $0.05 per share, decline relating to the Utah rate order received in March 1999. These decreases were partially offset by decreased interest expense and increased interest income having a total effect of $10 million, or $0.03 per share, due to funds received by domestic electric operations as intercompany dividends from Holdings of $500 million and $660 million in October 1998 and January 1999, respectively.

The Company's Australian electric operations contributed earnings of $9 million, or $0.03 per share, in the second quarter of 1999, compared to $7 million, or $0.02 per share, in 1998. Second quarter 1998 earnings were reduced by $3 million, or $0.01 per share, due to a reserve for a product recall.

Other operations reported earnings of $3 million, or $0.01 per share, in the quarter compared to earnings of $15 million, or $0.05 per share, in 1998. This decrease was primarily due to an after-tax gain of $10 million, or $0.03 per share, recorded on the sale of the TEG shares acquired in March 1998.

Comparison of the six-month periods ended June 30, 1999 and 1998
________________________________________________________________

                                                                        %
                                        1999      1998      Change   Change
                                        ____      ____      ______   ______
                                          (Dollars in Millions)

Earnings contribution (loss) on
  common stock
    Domestic Electric Operations     $113.2     $ 58.5    $ 54.7       94
    Australian Electric Operations     19.5       20.7      (1.2)      (6)
    Other Operations                    4.0      (24.5)     28.5      116
                                      _____      _____     _____
    Continuing Operations             136.7       54.7      82.0      150

    Discontinued Operations             1.1      (38.6)     39.7      103
                                      _____      _____     _____

      Total                          $137.8     $ 16.1    $121.7        *
                                      =====      =====     =====

Earnings (loss) per common share -
  Basic and dilutive
    Continuing Operations            $ 0.46     $ 0.18    $ 0.28        *
    Discontinued Operations               -      (0.13)     0.13      100
                                      _____      _____     _____

      Total                         $ 0.46     $ 0.05    $ 0.41         *
                                     =====      =====     =====

*Not a meaningful number.

The Company recorded earnings on common stock of $138 million, or $0.46 per share, in 1999 compared to $16 million, or $0.05 per share, in 1998. The 1998 results included an after-tax charge of $70 million, or $0.24 per share, associated with the Company's work force reduction in the United States, an after-tax charge of $54 million, or $0.18 per share, associated with the Company's terminated bid for TEG, a $10 million, or $0.03 per share, gain relating to the sale of the TEG shares, a $2 million, or $0.01 per share, loss relating to closing foreign currency options in April 1998 associated with the terminated bid for TEG and a $39 million, or $0.13 per share, loss from the Company's energy trading activities, which the Company decided to discontinue in October 1998.

Domestic electric operations earnings contribution was $113 million, or $0.38 per share, in 1999 compared to $59 million, or $0.20 per share, in 1998. Excluding the $70 million charge relating to the work force reduction, the earnings contribution in 1998 would have been $129 million. The Utah rate order received in March 1999 reduced earnings $20 million, or $0.07 per share, and ScottishPower merger costs reduced earnings $8 million, or $0.03 per share. These decreases were partially offset by decreased interest expense and increased interest income from the intercompany dividends domestic electric operations received from Holdings.

The Company's Australian electric operations contributed earnings of $20 million, or $0.07 per share, in 1999, compared to $21 million, or $0.07 per share, in 1998. Earnings in 1998 were benefited by adjustments totaling $3 million associated with the renegotiation of certain Tariff H industrial customers contracts.

Other operations reported earnings of $4 million, or $0.01 per share, in 1999 compared to a loss of $25 million, or $0.09 per share, in 1998. This increase was primarily due to an after-tax charge of $54 million for costs associated with the Company's terminated bid for TEG and a $2 million, or $0.01 per share, loss relating to closing foreign currency options in April 1998, partially offset by an after-tax gain of $10 million on the sale of TEG shares. In addition, interest income decreased $18 million, or $0.06 per share, as the result of cash dividends paid by Holdings to domestic electric operations.

                             RESULTS OF OPERATIONS

Domestic Electric Operations
____________________________

Comparison of the three-month periods ended June 30, 1999 and 1998
__________________________________________________________________

                                                                        %
                                     1999         1998      Change   Change
                                     ____         ____      ______   ______
                                          (Dollars in Millions)

Revenues
  Residential                    $  173.4   $  174.7   $   (1.3)       (1)
  Commercial                        159.4      160.4       (1.0)       (1)
  Industrial                        168.7      176.0       (7.3)       (4)
  Other                               7.7        7.7          -         -
                                  _______    _______    _______
    Retail sales                    509.2      518.8       (9.6)       (2)
  Wholesale sales and
    market trading                  244.0      495.7     (251.7)      (51)
  Other                              19.1       17.1        2.0        12
                                  _______    _______    _______
      Total                         772.3    1,031.6     (259.3)      (25)

Operating expenses                  630.8      863.6     (232.8)      (27)
                                  _______    _______    _______
Income from operations              141.5      168.0      (26.5)      (16)
Interest expense                     68.1       81.8      (13.7)      (17)
Minority interest and other           0.8       (4.2)       5.0       119
Income taxes                         30.0       32.7       (2.7)       (8)
                                  _______    _______    _______
Net income                           42.6       57.7      (15.1)      (26)
Preferred dividend requirement        4.8        4.8          -         -
                                  _______    _______    _______
Earnings contribution            $   37.8   $   52.9   $  (15.1)      (29)
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       2,789      2,705         84         3
  Commercial                        3,028      2,924        104         4
  Industrial                        5,054      5,086        (32)       (1)
  Other                               161        160          1         1
                                   ______     ______    _______
    Retail sales                   11,032     10,875        157         1
  Wholesale sales and
    market trading                  9,209     22,349    (13,140)      (59)
                                   ______     ______    _______
      Total                        20,241     33,224    (12,983)      (39)
                                   ======     ======    =======

Residential average usage (kWh)     2,257      2,185         72         3
Total customers (end
  of period)                    1,446,500  1,451,503     (5,003)        -

Revenues

Total domestic electric operations revenues decreased $259 million, or 25%, from the second quarter of 1998. This decrease was primarily attributable to a $252 million decrease in wholesale revenues. The sale of the Company's Montana service area in November 1998 decreased revenues $9 million, while the Utah rate order reduced revenues by $22 million.

Residential revenues were down $1 million, or 1%. Excluding the impact of the Montana sale, residential revenues were up $3 million, energy volumes were up 6% and customer growth was 2%. Growth in the average number of residential customers added $3 million to revenues. Volume increases, primarily due to weather, added $6 million to revenues and price increases in Oregon added $2 million to revenues. The Utah rate order reduced residential revenues by $9 million.

Commercial revenues were down $1 million, or 1%. Excluding the impact of the Montana sale, commercial revenues were up $2 million, energy volumes were up 6% and customer growth was 2%. Increased commercial customers added $4 million to revenues. Volume increases added $4 million to revenues and price increases in Oregon added $2 million to revenues. The Utah rate order reduced commercial revenues by $9 million.

Industrial revenues decreased $7 million, or 4%. Excluding the impact of the Montana sale, industrial revenues were down $5 million, energy volumes were flat and average customers declined 4%. The Company has participated in open access pilot programs in Oregon that reduced revenues $3 million. Under these programs, customers were allowed to choose service by another utility, with no franchise rights to that customer, for a specific time period. These are not ongoing programs and revenues gained or lost under these programs are not expected to continue beyond 1999. Increased irrigation usage added $2 million to industrial revenues. The Utah rate order reduced industrial revenues by $4 million.

Wholesale sales decreased $252 million. The decrease in revenues was driven by a 59% decline in energy volumes. Lower short-term and spot market wholesale energy volumes decreased revenues by $271 million. Related energy prices averaged $20 per MWh in the quarter, a 5% increase over the prior year. The higher prices for these sales added $20 million to revenues in the quarter. This decline in energy volumes is consistent with the Company's decision to scale back short-term wholesale sales.

See Note 4 regarding regulation of domestic electric operations' utility properties.

Operating Expenses

Total operating expenses decreased $233 million, or 27%. This decrease was primarily attributable to decreased purchased power expense due to the decline in wholesale sales.

Purchased power expense was $227 million, a decrease of $241 million. The lower expense was primarily due to a 13.8 million MWh decrease in short-term firm and spot market energy purchases which decreased purchased power expense $278 million. Short-term firm and spot market purchase prices averaged $20 per MWh in the quarter versus $18 per MWh in 1998, an 11% increase. The increase in purchase prices increased costs $36 million.

                Short-Term and Spot Market Sales and Purchases
                ______________________________________________

                                                      1999        1998
                                                      ____        ____

Total sales volume (thousands of MWh)                  5,964      19,278
Average sales price ($/MWh)                          $ 20.30     $ 19.30
                                                     _______     _______
      Revenues ($, millions)                         $   121     $   372

Total purchase volume (thousands of MWh)               6,230      20,047
Average purchase price ($/MWh)                       $ 20.49     $ 18.43
                                                     _______     _______
      Expenses ($, millions)                         $   128     $   369
                                                     _______     _______

            Net ($, millions)                        $    (7)    $     3
                                                     =======     =======

Fuel expense was up $5 million, or 5%, to $104 million in 1999. Thermal generation was up 3% to 11.4 million MWh. The average cost per MWh increased to $9.11 from $8.91 in the prior year due to increased generation at plants with higher fuel costs. The shift in generation resulted from unscheduled plant outages and overhauls at plants with lower fuel costs.

Other operations and maintenance and administrative and general expenses remained flat at $199 million. Implementation of the Company's new SAP software operating environment in 1999 resulted in changes in classification of costs between operations and maintenance and administrative and general expenses.

Other operations and maintenance expense increased $25 million, or 21%, to $139 million. Increased tree trimming added $2 million to expenses, increased materials and contracts primarily relating to overhaul costs added $5 million, and increased labor added $2 million. In addition, operations and maintenance was up $15 million due to costs reclassified from administrative and general upon conversion to SAP in January 1999.

Administrative and general expenses decreased $25 million, or 29%, to $60 million. This decrease was primarily due to a reduction in labor and employee related costs of $10 million, a reduction in Year 2000 costs of $2 million and a reduction in outside services costs of $2 million. In addition, administrative and general was down $15 million due to costs reclassified to operations and maintenance upon conversion to SAP in January 1999. These decreases were partially offset by a $3 million increase in costs relating to the implementation of the Company's new SAP software operating environment.

Depreciation and amortization expense increased $3 million, or 3%, to $102 million due to a $7 million increase relating to additional plant in service, partially offset by a $4 million reduction from lower rates.

Other Income and Expense

Domestic electric operations interest expense was down $14 million as a result of lower debt balances. The lower debt balances were due to dividends received from Holdings in October 1998 and January 1999 that were used to pay down intercompany debt owed to Holdings and some external debt. Other expense was up $9 million primarily due to $8 million in ScottishPower merger costs. This increase was partially offset by increased interest income of $2 million as a result of the dividends received from Holdings, some of which were invested in interest bearing investments.

Comparison of the six-month periods ended June 30, 1999 and 1998
________________________________________________________________

                                                                        %
                                     1999        1998      Change    Change
                                     ____        ____      ______    ______
                                         (Dollars in Millions)

Revenues
  Residential                    $  404.6   $  406.5   $   (1.9)        -
  Commercial                        318.4      321.8       (3.4)       (1)
  Industrial                        320.5      338.7      (18.2)       (5)
  Other                              14.9       15.3       (0.4)       (3)
                                  _______    _______    _______
    Retail sales                  1,058.4    1,082.3      (23.9)       (2)
  Wholesale sales and
    market trading                  484.0      994.8     (510.8)      (51)
  Other                              37.1       31.5        5.6        18
                                  _______    _______    _______
      Total                       1,579.5    2,108.6     (529.1)      (25)

Operating expenses                1,242.4    1,844.8     (602.4)      (33)
                                  _______    _______    _______
Income from operations              337.1      263.8       73.3        28
Interest expense                    135.7      161.8      (26.1)      (16)
Minority interest and other          (5.2)      (6.9)       1.7        25
Income taxes                         83.8       40.8       43.0       105
                                  _______    _______    _______
Net income                          122.8       68.1       54.7        80
Preferred dividend requirement        9.6        9.6          -         -
                                  _______    _______    _______
Earnings contribution            $  113.2   $   58.5   $   54.7        94
                                  =======    =======    =======

Energy sales (millions of kWh)
  Residential                       6,562      6,456        106         2
  Commercial                        6,021      5,916        105         2
  Industrial                        9,682      9,977       (295)       (3)
  Other                               314        319         (5)       (2)
                                   ______     ______    _______
    Retail sales                   22,579     22,668        (89)        -
  Wholesale sales and
    market trading                 18,845     44,792    (25,947)      (58)
                                   ______     ______    _______
      Total                        41,424     67,460    (26,036)      (39)
                                   ======     ======    =======

Residential average usage (kWh)     5,320      5,225         95         2
Total customers (end of
  period)                       1,446,500  1,451,503     (5,003)        -

Revenues

Total domestic electric operations revenues decreased $529 million, or 25%, from 1998. This decrease was primarily attributable to a $511 million decrease in wholesale revenues. The sale of the Company's Montana service area in November 1998 decreased revenues $21 million, while the Utah rate order reduced revenues by $32 million.

Residential revenues were down $2 million. Excluding the impact of the Montana sale, residential revenues were up $8 million, energy volumes were up 4% and customer growth was 2%. Growth in the average number of residential customers added $8 million to revenues. Volume increases, primarily due to weather, added $10 million to revenues and price increases in Oregon added $3 million to revenues. The Utah rate order reduced residential revenues by $13 million.

Commercial revenues were down $3 million, or 1%. Excluding the impact of the Montana sale, commercial revenues were up $3 million, energy volumes were up 4% and customer growth was 3%. Increased commercial customers added $9 million to revenues. Volume increases added $4 million to revenues and price increases in Oregon added $3 million to revenues. The Utah rate order reduced commercial revenues by $13 million.

Industrial revenues decreased $18 million, or 5%. Excluding the impact of the

Montana sale, industrial revenues were down $13 million, energy volumes were down 2% and average customers declined 4%. Decreased energy volumes due to the cyclical nature of industrial customer usage drove a $6 million decrease in revenues. The Company has participated in open access pilot programs in Oregon that reduced revenues $4 million. Increased irrigation usage added $2 million to industrial revenues. The Utah rate order reduced industrial revenues by $6 million.

Wholesale sales decreased $511 million, or 51%. The decrease in revenues was driven by a 58% decline in energy volumes. Lower short-term and spot market wholesale energy volumes decreased revenues by $536 million. Related energy prices averaged $20 per MWh in 1999, a 3% increase over the prior year. The higher prices for these sales added $27 million to revenues in the quarter. This decline in energy volumes is consistent with the Company's decision to scale back short-term wholesale sales.

Other revenue increased $6 million, or 18%, due to increased wheeling revenue.

See Note 4 regarding regulation of domestic electric operations' utility properties.

Operating Expenses

Total operating expenses decreased $602 million, or 33%. This decrease was primarily attributable to decreased purchased power expense due to the decline in wholesale sales and the $113 million pretax special charge in 1998 for the workforce reduction.

Purchased power expense decreased $490 million, to $436 million. The lower expense was primarily due to a 26.4 million MWh decrease in short-term firm and spot market energy purchases which decreased purchased power expense $523 million. Short-term firm and spot market purchase prices averaged $20 per MWh in 1999 versus $19 per MWh in 1998, a 5% increase. The increase in purchase prices increased costs $29 million.

                Short-Term and Spot Market Sales and Purchases
                ______________________________________________


                                                       1999        1998
                                                       ____        ____

Total sales volume (thousands of MWh)                 11,683      38,177
Average sales price ($/MWh)                          $ 20.31     $ 19.53
                                                     _______     _______
      Revenues ($, millions)                         $   237     $   746

Total purchase volume (thousands of MWh)              11,326      37,681
Average purchase price ($/MWh)                       $ 19.67     $ 19.02
                                                     _______     _______
      Expenses ($, millions)                         $   223     $   717
                                                     _______     _______

            Net ($, millions)                        $    14    $     29
                                                     =======    ========

Fuel expense was up $2 million, or 1%, to $223 million in 1999. Thermal generation was down 1% to 24.2 million MWh. The average cost per MWh increased to $9.22 from $9.06 in the prior year due to increased generation at plants with higher fuel costs. The shift in generation resulted from unscheduled plant outages and overhauls at plants with lower fuel costs. Hydroelectric generation increased 10% compared to 1998 due to favorable water conditions.

Other operations and maintenance and administrative and general expenses was $384 million, a decrease of $3 million. Implementation of the Company's new SAP software operating environment in 1999 resulted in changes in classification of costs between operations and maintenance and administrative and general expenses.

Other operations and maintenance expense increased $27 million, or 12%, to $252 million. Increased tree trimming added $5 million to expenses and increased materials and contracts primarily relating to overhaul costs added $5 million. In addition, operations and maintenance was up $15 million due to costs reclassified from administrative and general upon conversion to SAP in January 1999.

Administrative and general expenses decreased $30 million, or 18%, to $133 million. This decrease was primarily due to a reduction in labor and employee related costs of $22 million and a reduction in Year 2000 costs of $2 million. In addition, administrative and general was down $15 million due to costs reclassified to operations and maintenance upon conversion to SAP in January 1999. These decreases were partially offset by a $9 million increase in costs relating to the ongoing implementation of the Company's new SAP software operating environment.

Depreciation and amortization expense increased $2 million, or 1%, to $199 million due to $10 million of costs attributable to increased plant in service, partially offset by an $8 million reduction from lower rates.

Other Income and Expense

Domestic electric operations interest expense was down $26 million as a result of lower debt balances. The lower debt balances were due to the dividends received from Holdings that were used to pay down intercompany debt owed to Holdings and some external debt. Other expense was up $6 million primarily due to $8 million in ScottishPower merger costs and $11 million in decreased emission allowance sales. These increases were partially offset by increased interest income of $6 million as a result of the dividends received from Holdings, some of which was invested in interest bearing investments. Income tax expense was $84 million, an increase of $43 million due to the increase in pretax income.

Australian Electric Operations
______________________________

Comparison of the three-month periods ended June 30, 1999 and 1998
__________________________________________________________________


                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                   1999    1998   Translation Operations Operations
                                   ____    ____   ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area               $109.0  $112.3    $  4.4      $ (7.7)         (7)
    Outside Powercor area
      Victoria                    17.8    20.0       0.7        (2.9)        (15)
      New South Wales             17.6    16.9       0.8        (0.1)         (1)
      Queensland                   0.6       -         -         0.6           *
      Australian Capital
        Territory                  0.3       -         -         0.3           *
                                 _____   _____     _____       _____
                                 145.3   149.2       5.9        (9.8)         (7)
    Other                         15.1     7.9       0.2         7.0          89
                                 _____   _____     _____       _____
        Total                    160.4   157.1       6.1        (2.8)         (2)

  Operating expenses             130.9   127.6       4.7        (1.4)         (1)
                                 _____   _____     _____       _____
  Income from operations          29.5    29.5       1.4        (1.4)         (5)
  Interest expense                14.4    14.4       0.6        (0.6)         (4)
  Equity in (income)/losses
    of Hazelwood                   1.9     1.2       0.2         0.5          42
  Other (income)/expense          (0.3)    3.4         -        (3.7)       (109)
  Income taxes                     4.4     3.9       0.2         0.3           8
                                 _____   _____     _____       _____
    Earnings contribution       $  9.1  $  6.6    $  0.4      $  2.1          32
                                 =====   =====     =====       =====

Powercor energy sales (millions of kWh)
  Powercor area                  1,711   1,867                  (156)         (8)
  Outside Powercor area
    Victoria                       549     590                   (41)         (7)
    New South Wales                528     508                    20           4
    Queensland                      15       -                    15           *
    Australian Capital Territory     8       -                     8           *
                                 _____   _____                 _____

        Total                    2,811   2,965                  (154)         (5)
                                 =====   =====                 =====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U. S. dollars was 0.65 in the second quarter of 1999 as compared to 0.63 in 1998, a 3% increase. The effect of this change in exchange rates increased both revenues and costs by $6 million in the second quarter of 1999.

The following discussion excludes the effects of the higher currency exchange rates in 1999.

Revenue

Australia's revenues decreased $3 million, or 2%. This decrease was driven by a decline in energy volumes sold of 154 million kWh, or 5%, resulting in a $7 million decline in revenues.

Energy volumes sold to contestable customers outside Powercor's franchise area were flat and decreased prices reduced revenues $2 million compared to the second quarter of 1998. Inside Powercor's franchise area, revenues decreased $8 million primarily due to a 156 million kWh decrease in energy sold. Volumes were down due to the loss of a few large contestable industrial customers.

Other revenues increased $7 million, largely due to the recognition of an $8 million contract settlement received from the Australian government, partially offset by $3 million associated with Tariff H contracts recognized in the second quarter of 1998.

Operating Expenses

Purchased power expense increased $3 million, or 4%, to $73 million. Higher average prices increased power costs by $5 million. Prices for purchased power averaged $25 per MWh in the second quarter of 1999 compared to $23 per MWh in the second quarter of 1998. This price increase was the result of a contract dispute between Powercor and one of its power suppliers in Australia. The power supplier did not meet its contractual obligation to deliver power to Powercor at the agreed upon rate, which forced Powercor to purchase power on the open market at a higher rate than last year. This price increase was partially offset by decreased purchase volumes that reduced expenses $3 million.

Year to date, the contract dispute with the power supplier has resulted in $15 million of higher purchased power costs and $2 million in legal fees. Powercor has brought suit to enforce the contract and recover its damages. Although the ultimate financial outcome of the litigation cannot be determined at this time, the Company believes it will be favorable as all costs incurred for replacement power and legal fees have been expensed as incurred.

Depreciation decreased $2 million, or 12%, to $13 million due to an increase in asset lives resulting from a recent engineering study and upon recommendation from regulatory authorities in Australia.

Other operating expenses decreased $2 million, or 5%, to $45 million. An increase in the number of customers inside Powercor's franchise area serviced by other energy suppliers resulted in higher network revenues of $5 million. Maintenance decreased $3 million in the second quarter of 1999 primarily due to the second quarter of 1998 including costs relating to the replacement of the faulty switches associated with a product recall. Administrative and general increased $5 million primarily due to restructure costs, increased salaries and legal fees associated with the disputed purchase power contracts.

Other Income and Expense

Other expense decreased $4 million primarily due to a reserve recorded in 1998 relating to a product recall. Powercor is in the process of negotiating recovery from the product's manufacturer.

Comparison of the six-month periods ended June 30, 1999 and 1998
________________________________________________________________


                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                   1999    1998   Translation Operations Operations
                                   ____    ____   ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area               $212.2  $228.8    $ (1.1)     $(15.5)         (7)
    Outside Powercor area
      Victoria                    35.9    40.9      (0.2)       (4.8)        (12)
      New South Wales             37.0    37.1      (0.1)          -           -
      Queensland                   1.1       -         -         1.1           *
      Australian Capital
        Territory                  0.7       -         -         0.7           *
                                 _____   _____     _____       _____
                                 286.9   306.8      (1.4)      (18.5)         (6)
    Other                         20.5    12.8      (0.1)        7.8          61
                                 _____   _____     _____       _____
        Total                    307.4   319.6      (1.5)      (10.7)         (3)

  Operating expenses             243.1   249.3      (1.1)       (5.1)         (2)
                                 _____   _____     _____       _____
  Income from operations          64.3    70.3      (0.4)       (5.6)         (8)
  Interest expense                28.8    30.2      (0.1)       (1.3)         (4)
  Equity in losses of Hazelwood    5.6     4.2           -       1.4          33
  Other (income)/expense          (0.4)    3.0           -      (3.4)       (113)
  Income taxes                    10.8    12.2      (0.1)       (1.3)        (11)
                                 _____   _____     _____       _____
    Earnings contribution       $ 19.5  $ 20.7    $ (0.2)     $ (1.0)         (5)
                                 =====   =====     =====       =====

Powercor energy sales (millions of kWh)
  Powercor area                  3,377   3,664                  (287)         (8)
  Outside Powercor area
    Victoria                     1,135   1,190                   (55)         (5)
    New South Wales              1,107   1,083                    24           2
    Queensland                      28       -                    28           *
    Australian Capital Territory    16       -                    16           *
                                 _____   _____                 _____
        Total                    5,663   5,937                  (274)         (5)
                                 =====   =====                 =====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U.S. dollars was 0.64 in 1999 as compared to 0.65 in 1998. The effect of this change in exchange rates lowered both revenues and costs by $2 million.

The following discussion does not include the effects of the lower currency exchange rate in 1999.

Revenue

Australia's revenues decreased $11 million, or 3%. This decrease was driven by a decline in energy volumes sold of 274 million kWh, or 5%, resulting in a $7 million decline in revenues.

Energy volumes sold to contestable customers outside Powercor's franchise area were up 12 million kWh and added $1 million in revenues due to customer gains in Queensland and the Australian Capital Territory. Decreased prices reduced revenues $4 million compared to 1998. Inside Powercor's franchise area, revenues decreased $16 million primarily due to a 287 million kWh decrease in energy sold. Volumes are down due to the loss of a few large contestable industrial customers.

Other revenues increased $8 million due to the recognition of an $8 million contract settlement received from the Australian government and $2 million from construction projects for customers who own their own distribution assets, including other distribution businesses in Australia. These increases were partially offset by $5 million associated with Tariff H contracts recognized in the second quarter of 1998.

Operating Expenses

Purchased power expense increased $7 million, or 5%, to $132 million. Higher average prices increased power costs by $12 million. Prices for purchased power averaged $23 per MWh in 1999 compared to $21 per MWh in 1998. This price increase was the result of the contract dispute between Powercor and one of its power suppliers in Australia. This price increase was partially offset by decreased purchase volumes that reduced expenses $5 million.

Other operating expenses decreased $13 million, or 25%, to $40 million. Decreased rates resulted in lower network fees of $2 million and an increase in the number of customers inside Powercor's franchise area serviced by other energy suppliers resulted in higher network revenues of $11 million.

Maintenance decreased $3 million primarily because 1998 included costs relating to the replacement of the faulty switches associated with a product recall.

Administrative and general increased $5 million primarily due to restructure costs, increased salaries and legal fees associated with the disputed purchase power contracts.

Other Income and Expense

Other expense decreased $3 million primarily due to a reserve recorded in 1998 relating to the product recall described above.

The Company recorded losses in 1999 of $5 million compared to losses of $4 million in 1998 on its equity investment in the Hazelwood power station.

Other Operations
________________

Comparison of the three-month periods ended June 30, 1999 and 1998
__________________________________________________________________

                                                                        %
                                      1999       1998       Change   Change
                                      ____       ____       ______   ______
                                         (Dollars in Millions)

Earnings contribution
  PFS                              $  3.1     $  0.9     $  2.2         *
  Holdings and other
    TEG costs                           -        7.9       (7.9)     (100)
    Other                             0.2        5.8       (5.6)      (96)
                                    _____      _____      _____
                                   $  3.3     $ 14.6     $(11.3)      (77)
                                    =====      =====      =====

*Not a meaningful number.

Other operations reported earnings of $3 million, or $0.01 per share, in the quarter compared to earnings of $15 million, or $0.05 per share, in the same period a year ago. On June 2, 1998, a subsidiary of Holdings sold approximately 46 million shares of TEG stock and recorded an after-tax gain of $10 million, or $0.03 per share. In April 1998, the Company incurred a loss of $2 million, or $0.01 per share, relating to the closing of foreign currency options associated with the terminated bid for TEG.

Results from other operations for the quarter were reduced by approximately $7 million, or $0.02 per share, in decreased interest income as the result of cash dividends of $500 million paid in October 1998 and $660 million paid in January 1999 by Holdings to domestic electric operations. This cash had been invested by Holdings in interest bearing investments prior to the dividends.

Other energy development activities incurred losses of $7 million, or $0.02 per share, in the second quarter of 1998. In October 1998, the Company announced its intention to dispose of these businesses.

Comparison of the six-month periods ended June 30, 1999 and 1998
________________________________________________________________

                                                                        %
                                      1999       1998       Change   Change
                                      ____       ____       ______   ______
                                         (Dollars in Millions)

Earnings contribution (loss)
  PFS                              $  2.8     $  7.5     $ (4.7)      (62)
  Holdings and other
    TEG costs                           -      (45.6)      45.6       100
    Other                             1.2       13.6      (12.4)      (91)
                                    _____      _____      _____
                                   $  4.0     $(24.5)    $ 28.5       116
                                    =====      =====      =====

Other operations reported income of $4 million, or $0.01 per share, compared to a loss of $25 million, or $0.09 per share, in the same period a year ago. The increase in earnings was primarily due to an $86 million pretax ($54 million after-tax) charge in 1998 for costs associated with the Company's terminated bid for TEG, partially offset by a $16 million pretax ($10 million after-tax) gain on the sale of TEG shares.

Results from other operations were reduced by approximately $18 million, or $0.06 per share, in decreased interest income as the result of the cash dividends paid by Holdings to domestic electric operations. This cash had been invested by Holdings in interest bearing instruments prior to the dividends.

PFS reported income of $3 million in 1999 compared to $8 million in 1998. This decrease was primarily attributable to the sale of its affordable housing properties and operating leases that reduced income $6 million. In May 1998, PFS sold a majority of its investments in affordable housing for $80 million, which approximated book value. In addition, PFS incurred a $1 million loss relating to its investment in Synfuels, a company involved in the production of coal byproducts.

Other energy development businesses had earnings of $1 million in 1999 compared to a loss of $12 million in 1998. This reduction in losses was the result of the decision to exit these development businesses in October 1998.

FINANCIAL CONDITION -

      For the six months ended June 30, 1999:

OPERATING ACTIVITIES

      Net cash flows provided by continuing operations were $399 million during the period compared to $359 million in the first six months of 1998. The $40 million increase in operating cash flows was primarily attributable to decreased working capital requirements.

      Net cash used in discontinued operations in 1998 represents payment of income taxes in the first quarter associated with a $671 million pretax gain recorded in December 1997 on the sale of PTI. Net cash provided by discontinued operations in 1999 represents payments received from TPC on its intercompany note payable to Holdings.

INVESTING ACTIVITIES

      Capital spending totaled $277 million in 1999 compared with $332 million in 1998. Construction expenditures decreased $23 million in 1999 primarily due to the construction of the Synfuels plant in 1998. Investments in and advances to affiliated companies-net was down $19 million because the first quarter of 1998 included PFS's investment in Covol Technologies, Inc., the company that developed the technology licensed by Synfuels.

      On May 10, 1999, the utility partners who own the 1,340 MW coal-fired Centralia Power Plant announced their intention to sell the plant and the adjacent coal mine owned by the Company to TransAlta for $554 million. The sale is subject to regulatory approval and is expected to close during the first half of 2000. The Company operates the plant and owns a 47.5% share. The Company expects to realize a gain on the sale, but the amount will not be determined until the regulatory approval process has been completed.

CAPITALIZATION

      At June 30, 1999, PacifiCorp had approximately $156 million of commercial paper and uncommitted bank borrowings outstanding at a weighted average rate of 6.2%. These borrowings are supported by $700 million of revolving credit agreements. At June 30, 1999, the consolidated subsidiaries had access to $726 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $438 million outstanding under bank revolving credit facilities. At June 30, 1999, the Company and its subsidiaries had $553 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.

INTEREST RATE EXPOSURE

The Company's market risk to interest rate change is primarily related to long-term debt with fixed interest rates. The Company uses interest rate swaps, forwards, futures and collars to adjust the characteristics of its liability portfolio. This strategy is consistent with the Company's capital structure policy that provides guidance on overall debt to equity and variable rate debt as a percent of capitalization levels for both the consolidated organization and its principal subsidiaries. Based on the Company's overall interest rate exposure, the estimated potential one-day loss in fair value as a result of near-term change in interest rates, within a 95% confidence level using historical interest rate movements based on the VAR model, was $38 million at June 30, 1999.

YEAR 2000

      The Company's Year 2000 project has been underway since mid-1996. A standard methodology of inventory, assessment, remediation and testing of hardware, software and equipment was implemented. The main areas of risk are in: power supply (generating plant and system controls); information technology (computer software and hardware); business disruption; and supply chain disruption. The first two areas of risk are within the Company's own business operations. The others are areas of risk the Company might face from interaction with other companies, such as critical suppliers and customers. The Company's plan was to successfully identify, correct and test its existing critical systems by July 1, 1999, and to require all new hardware or software acquired by the Company to be vendor certified Year 2000 ready before it is installed.

      The Company completed its testing and remediation on all critical systems and met the July 1, 1999 milestone to be ready for the year 2000. Following months of successful preparation and testing the Company has finished advancing the system clocks in all thermal generating units and substations to dates beyond March 1, 2000. The Company will reset the dates on equipment during the second quarter of 2000. By operating in the year 2000 now, the Company is demonstrating confidence in its Year 2000 preparation and plans to conduct business as usual on January 1, 2000. This also reduces any risks inherent in the end-of-year and leap year date turnovers to producing and delivering electric power.

      The Company's Year 2000 project office continues to coordinate all Year 2000 activities throughout the corporation, as well as with suppliers and business partners. This work will continue well into the first quarter of 2000 with full-time employees and contractors completing the final wrap-up of the project. The following summarizes the status of the Year 2000 project as of July 1, 1999.

Areas complete (as of July 1, 1999)
___________________________________
Computer Systems - Correct and Test
Computer Systems - Applications to replace
Electric Systems - Inventory
Electric Systems - Assessment
Electric Systems - Correct and Test
Initial Contingency planning

Areas to be completed         Target Date for Completion    Status
_____________________         __________________________    ______
Computer Systems - Desktop    September 30, 1999            On schedule
Non-Critical Systems -
  Enterprise wide             September 30, 1999            On schedule
Continued compliance testing  October 30, 1999              On schedule
Contingency planning          September 30, 1999            On going

      As the Company finalizes its Year 2000 readiness, the focus will shift to a management program to maintain its Year 2000-ready status. This strategy includes Year 2000 testing of all system modifications and qualifying all new equipment as Year 2000 ready before it is purchased and installed.

      The Company is actively working with its suppliers of products and services to determine the extent to which the suppliers' operations, and the products and services they provide, are Year 2000 ready. The Company believes it has identified and assessed 100% of its critical third-party suppliers. The Company's critical third-party vendors reported they would be Year 2000 ready on or before the dates below:

             Readiness Target Dates           Percent of all Critical Third
                 (on or before)                       Parties Ready
                   12/31/1998                             14%
                   03/31/1999                             18%
                   06/30/1999                             61%
                   09/30/1999                             92%
                   12/31/1999                             99%
       (no Readiness Target Date reported)                 1%

      The Company is in contact with these third parties, and their Year 2000 readiness information is updated as required.

      To the extent that these parties are considered mission-critical to the business and experience Year 2000 problems in their systems, the mission-critical business functions may be adversely affected. The Company plans to mitigate this risk by developing and testing contingency plans throughout 1999.

      As of December 31, 1998, the Company had no single retail customer that accounted for more than 1.7% of its retail utility revenues and the 20 largest retail customers accounted for 13.9% of total retail electric revenues. The Company has not performed a formal assessment of its customers' Year 2000 readiness.

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

      The Company's payment processing system has been certified by the vendor as Year 2000 ready. An emergency backup plan is being developed for deployment in the third quarter of 1999 to enable third party off-site processing of payments. Check issuance has been outsourced to a vendor who is Year 2000 ready. To the extent possible, accounts payable checks and wire transfers will be processed early in December. Arrangements are expected to be made with the Company's banks to cover critical payment obligations for up to seventy-two hours should wire transfers be disrupted. The Company's systems to maintain shareholder records, transfer stock, issue 1099 dividend statements and process dividend payments are certified Year 2000 ready.

Powercor
________

      Powercor has experienced schedule delays relating to Year 2000 remediation efforts in its customer information system (the "CIS"). Powercor has developed a new schedule that indicates replacement and testing will be completed in time for the CIS to be placed in service prior to the year 2000. In the event the replacement system is not functional by the year 2000, customers on billing cycles in the early part of the month may receive an estimated billing that will be adjusted the following quarter.

Mining
______

      Few Year 2000 impacts have been identified within the mining subsidiaries. The Year 2000 project continues according to schedule. Legacy business systems are being upgraded or replaced to address Year 2000 issues and these efforts will be completed in October 1999.

      The Company has incurred $17.1 million in costs relating to the Year 2000 project through June 30, 1999. The majority of these costs have been incurred to repair software problems. The total cost of the Year 2000 project is estimated at $26 to $30 million, which will be principally funded from operating cash flows. This estimate does not include the cost of system replacements that will be Year 2000 ready, but are not being installed primarily to resolve Year 2000 problems. Year 2000 information technology ("IT") remediation costs amount to approximately 5% of IT's budget. The Company has not delayed any IT projects that are critical to its operations as a result of Year 2000 remediation work. No independent verification of risk and cost estimates has been undertaken to date.

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

______________________________________________________________________________

      The condensed consolidated financial statements as of June 30, 1999 and December 31, 1998 and for the three-and six-month periods ended June 30, 1999 and 1998 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________    _____________________________________________________
                         Suite 3900                    Telephone:(503)222-1341
                         111 S.W. Fifth Avenue         Facsimile:(503)224-2172
                         Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income and retained earnings for the three- and six-month periods ended June 30, 1999 and 1998 and related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1998, and the related consolidated statements of income, consolidated changes in common shareholders' equity and consolidated cash flows for the year then ended (not presented herein); and in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

August 9, 1999

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders
______      ___________________________________________________

            At the Company's annual meeting of shareholders on June 17, 1999, the shareholders approved the ScottishPower merger. Votes cast by common shareholders in relation to this matter are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___          __________      ________________

                         207,506,780      27,051,938           3,429,939

            Preferred shareholder votes cast in relation to this matter are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___          __________      _________________

                           2,197,613           8,403               8,973

            The shareholders ratified the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the year 1999. Votes cast in relation to the appointment of Deloitte & Touche LLP are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___          ___________     ________________

                         265,917,331       1,497,613           5,106,970

            The shareholders also elected two Class III Directors, each for terms expiring at the Annual Meeting in the year 2002. Votes cast in relation to these matters are summarized as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___          __________      ________________

Class III

Nancy Wilgenbusch        264,046,341       8,474,464                   -
Peter I. Wold            264,070,107       8,450,698                   -

            The Directors whose terms continued and the years their terms expire are as follows:

            W. Charles Armstrong (Class I, 2000); C. Todd Conover (Class I,
            2000); Nolan E. Karras (Class I, 2000); Kathryn Braun Lewis (Class II, 2001); Keith R. McKennon (Class I, 2000); Robert G. Miller (Class II, 2001); Alan K. Simpson (Class II, 2001); Verl R. Topham (Class II, 2001).

            At the Company's annual meeting, preferred shareholders voted to increase the Company's unsecured debt limit. Votes cast in relation to this matter are as follows:

                                           Against Or       Abstentions And
                              For           Withheld       Broker Non-votes
                              ___          ___________     ________________

                           2,143,085          62,639               9,165

Item 6.     Exhibits and Reports on Form 8-K
______      ________________________________

      (a)   Exhibits.

            Exhibit 12(a): Statements of Computation of Ratio of Earnings to Fixed Charges.

            Exhibit 12(b): Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

            Exhibit 15:  Letter re unaudited interim financial information.

            Exhibit 27: Financial Data Schedule for the quarter ended June 30, 1999 (filed electronically only).

      (b)   Reports on Form 8-K.

            None

                                   SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACIFICORP




Date      August 11, 1999              By ROBERT R. DALLEY
     __________________________           ____________________________________
                                          Robert R. Dalley
                                          Controller and
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION                             PAGE
_______                           ___________                             ____

            Exhibit 12(a):  Statements of Computation of Ratio of
            Earnings to Fixed Charges.

            Exhibit 12(b):  Statements of Computation of Ratio of
            Earnings to Combined Fixed Charges and Preferred Stock
            Dividends.

            Exhibit 15:  Letter re unaudited interim financial
            information.

            Exhibit 27:  Financial Data Schedule for the quarter
            ended June 30, 1999 (filed electronically only).