Form 10-Q
period 1999-09-30
PACIFICORP /OR/
filed 1999-11-15
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               __________________

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


     YES   X       NO
         _____        _____


At October 22, 1999, there were 297,390,167 shares of registrant's common stock outstanding.

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

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                     PACIFICORP
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, except per share amounts)
                                     (Unaudited)

                                            Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                            __________________     _________________
                                             1999        1998      1999        1998
                                             ____        ____      ____        ____

REVENUES                                 $1,032.2    $1,918.2   $2,935.7  $4,380.6
                                          _______     _______    _______   _______

EXPENSES
  Purchased power                           353.5     1,237.6      921.5   2,289.3
  Other operations and maintenance          274.8       274.7      809.0     796.0
  Depreciation and amortization             112.1       110.2      341.1     340.8
  Administrative and general                 74.1        81.6      196.3     239.8
  Taxes, other than income taxes             25.1        23.7       76.2      76.7
  Special charges                               -           -          -     113.1
                                          _______     _______    _______   _______
  TOTAL                                     839.6     1,727.8    2,344.1   3,855.7
                                          _______     _______    _______   _______

INCOME FROM OPERATIONS                      192.6       190.4      591.6     524.9
                                          _______     _______    _______   _______

INTEREST EXPENSE AND OTHER
  Interest expense                           85.6        92.5      260.5     280.8
  Interest capitalized                       (3.3)       (4.4)     (14.5)    (11.4)
  TEG transaction costs                         -        (0.3)         -      73.0
  Write down of investments in
    energy development companies                -        52.0          -      52.0
  Other income - net                        (10.0)       (3.5)     (13.8)    (10.7)
                                          _______     _______    _______   _______
  TOTAL                                      72.3       136.3      232.2     383.7
                                          _______     _______    _______   _______

Income from continuing operations
  before income taxes                       120.3        54.1      359.4     141.2
Income tax expense                           42.1        19.5      134.9      42.3
                                          _______     _______    _______   _______

Income from continuing operations            78.2        34.6      224.5      98.9

Discontinued Operations (less applicable
  income tax expense/(benefit): 1999/$-
  and $0.7; 1998/$(23.5) and $(23.2)            -      (122.2)       1.1    (160.8)
                                          _______     _______    _______   _______

NET INCOME (LOSS)                            78.2       (87.6)     225.6     (61.9)

RETAINED EARNINGS BEGINNING OF PERIOD       710.4       962.8      732.0   1,106.3
Cash dividends declared
  Preferred stock                            (4.3)       (4.2)     (12.8)    (12.8)
  Common stock per share of $0.27           (80.3)      (80.1)    (240.8)   (240.7)
                                          _______     _______    _______   _______
RETAINED EARNINGS END OF PERIOD          $  704.0    $  790.9   $  704.0  $  790.9
                                          =======     =======    =======   =======

EARNINGS (LOSS) ON COMMON STOCK          $   73.4    $  (92.4)   $ 211.2  $  (76.3)

Average number of common shares
  outstanding - Basic (Thousands)         297,356     297,272    297,340   297,197
                Dilutive (Thousands)      297,468     297,322    297,365   297,224

EARNINGS (LOSS) PER COMMON SHARE -
  Basic and dilutive
  Continuing operations                  $   0.25    $   0.10   $   0.71  $   0.28
  Discontinued operations                       -       (0.41)         -     (0.54)
                                          _______     _______    _______   _______
  TOTAL                                  $   0.25    $  (0.31)  $   0.71  $  (0.26)
                                          =======     =======    =======   =======

        See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                        _____________________
                                                       1999              1998
                                                       ____              ____

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $   225.6       $   (61.9)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities

    (Income)/loss from discontinued operations          (1.1)          160.8
    Write down of investments in
      energy development companies                         -            52.0
    Depreciation and amortization                      347.0           347.4
    Deferred income taxes and investment tax
      credits - net                                     40.8           (61.0)
    Interest capitalized on equity funds                (7.5)              -
    Special charges                                        -           113.1
    (Gain)/loss on sale of assets                      (11.4)            4.0
    TEG transaction costs                                  -            61.0
    Utah rate order                                    (36.9)              -
    Other                                              (38.1)           17.3
    Accounts receivable and prepayments                 94.5          (296.4)
    Materials, supplies and fuel stock                  (5.9)           (5.6)
    Accounts payable and accrued liabilities            78.7           327.9
                                                    ________        ________
  Net cash provided by continuing operations           685.7           658.6
  Net cash provided by (used in) discontinued
    operations                                          18.9          (390.2)
                                                    ________        ________

NET CASH PROVIDED BY OPERATING ACTIVITIES              704.6           268.4
                                                    ________        ________

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                        (416.3)         (456.7)
  Investments in and advances to
    affiliated companies - net                          (1.5)          (25.1)
  Operating companies and assets acquired               (0.7)          (13.5)
  Proceeds from asset sales                            169.9             5.4
  Proceeds from sales of finance assets, real
    estate investments and principal payments           69.1           316.8
  Other                                                 (0.9)           (1.1)
                                                    ________        ________

NET CASH USED IN INVESTING ACTIVITIES                 (180.4)         (174.2)
                                                    ________        ________

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                          (226.5)          144.4
  Proceeds from long-term debt                       1,348.8         1,066.2
  Proceeds from issuance of common stock                 0.9             8.9
  Dividends paid                                      (253.4)         (259.6)
  Repayments of long-term debt                      (1,704.9)       (1,155.0)
  Other                                                  2.4            39.4
                                                    ________        ________

NET CASH USED IN FINANCING ACTIVITIES                 (832.7)         (155.7)
                                                    ________        ________

DECREASE IN CASH AND CASH EQUIVALENTS                 (308.5)          (61.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       583.1           740.8
                                                    ________        ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   274.6       $   679.3
                                                    ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest (net of amount capitalized)           $   321.1       $   330.9
    Income taxes (received)/paid                       (21.6)          485.0

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS



                                                 September 30,    December 31,
                                                    1999             1998
                                                _____________    ____________

CURRENT ASSETS
  Cash and cash equivalents                      $   274.6        $   583.1
  Accounts receivable less allowance
    for doubtful accounts: 1999/$19.5
    and 1998/$18.0                                   585.1            703.2
  Materials, supplies and fuel stock at
    average cost                                     182.3            175.8
  Net assets of discontinued operations
    and assets held for sale                             -            192.4
  Other                                               82.8             87.9
                                                  ________         ________
  TOTAL CURRENT ASSETS                             1,124.8          1,742.4

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                    12,747.6         12,460.0
  Australian Electric Operations                   1,263.3          1,140.4
  Other Operations                                    21.7             22.2
  Accumulated depreciation and amortization       (4,849.0)        (4,553.2)
                                                  ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET        9,183.6          9,069.4

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                        115.1            114.9
  Intangible assets - net                            380.3            369.4
  Regulatory assets - net                            743.9            795.5
  Finance note receivable                            199.4            204.9
  Finance assets - net                               299.6            313.7
  Deferred charges and other                         381.6            378.3
                                                  ________         ________
  TOTAL OTHER ASSETS                               2,119.9          2,176.7
                                                  ________         ________

TOTAL ASSETS                                     $12,428.3        $12,988.5
                                                  ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 September 30,    December 31,
                                                    1999             1998
                                                ____________     ____________

CURRENT LIABILITIES
  Long-term debt currently maturing              $   179.4       $   299.5
  Notes payable and commercial paper                  34.1           260.6
  Accounts payable                                   449.5           566.2
  Taxes, interest and dividends payable              386.9           282.7
  Customer deposits and other                        139.1           168.0
                                                  ________        ________
  TOTAL CURRENT LIABILITIES                        1,189.0         1,577.0

DEFERRED CREDITS
  Income taxes                                     1,585.9         1,542.6
  Investment tax credits                             119.3           125.3
  Other                                              592.5           646.1
                                                  ________        ________
  TOTAL DEFERRED CREDITS                           2,297.7         2,314.0

LONG-TERM DEBT                                     4,410.0         4,559.3

COMMITMENTS AND CONTINGENCIES (See Note 5)               -               -

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES        340.8           340.5

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION      175.0           175.0

PREFERRED STOCK                                       66.4            66.4

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1999/297,392,933
    and 1998/297,343,422                           3,285.9         3,285.0
  Retained earnings                                  704.0           732.0
  Accumulated other comprehensive loss               (40.5)          (60.7)
                                                  ________        ________
  TOTAL COMMON EQUITY                              3,949.4         3,956.3
                                                  ________        ________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $12,428.3       $12,988.5
                                                  ========        ========

      See accompanying Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 1999


 1.   FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements as of September 30, 1999 and December 31, 1998 and for the periods ended September 30, 1999 and 1998, in the opinion of management, include all adjustments, constituting only normal recording of accruals, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K/A Amendment No. 1.

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

 2.   SCOTTISHPOWER MERGER

      In December 1998, the Company announced a proposed merger ("the merger") with Scottish Power PLC ("ScottishPower"). Under the terms of the agreement, each share of the Company's stock will be converted tax-free into a right to receive 0.58 American Depositary Shares (each ADS represents four ordinary shares) or 2.32 ordinary shares of ScottishPower.

      The proposed merger was approved by the shareholders of both companies in June 1999.

      The merger is subject to federal and state regulatory review. The proposed merger has received clearance from state regulators in Oregon, Wyoming, Washington and California, the U.S. Federal Energy Regulatory

Commission ("FERC"), the Federal Communications Commission, the Nuclear Regulatory Commission, under the Hart-Scott-Rodino Antitrust Improvements Act and from U.K. and Australian regulatory authorities. The companies are awaiting an approval order from Wyoming. Both companies have applications pending for approval in Utah and Idaho, where staff members have recommended approval, subject to certain conditions. Both companies expect completion of the regulatory approval process to occur before year end. Costs associated with the merger were $4 million for the third quarter 1999 and $12 million for the year-to-date September 1999.

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

      Summarized operating results were as follows:

                                           Three-Month          Nine-Month
                                           Period Ended        Period Ended
                                           September 30,      September 30,
                                           _____________      ______________
                                           1999     1998     1999      1998
                                           ____     ____     ____      ____
                                                  (Dollars in Millions)

      Revenues                            $  -   $1,424.0     $  - $2,961.0
                                           ===    =======      ===  =======

      Loss from discontinued
        operations (less applicable
        income tax benefit of $1.1
        and $24.3)                        $  -   $   (3.1)    $  - $  (41.7)

      Loss on disposal, including
        provision of $20.0 for
        operating losses during
        phase-out period (less
        applicable income tax
        benefit $59.1)                       -     (119.1)       -   (119.1)

      Gain on disposal (less applicable
        income tax of $0.7)                  -          -      1.1        -
                                           ___   ________      ___  _______

      Net income/(loss)                   $  -  $  (122.2)    $1.1 $ (160.8)
                                           ===   ========      ===  =======

      As mentioned previously, net assets of the discontinued operations were sold April 1, 1999. Net assets of the discontinued operations and assets held for sale as of December 31, 1998 consisted of the following:

                                                      December 31,
                                                          1998
                                                      ____________
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
                                                         =====

      Holdings had $21 million and $34 million as of September 30, 1999 and December 31, 1998, respectively, of liabilities in "Customer deposits and other" relating to the sale or exit of the discontinued operations.

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

      On September 20, 1999, the Company filed for a rate increase before the UPSC. The Company is asking for an increase of $67 million, or 9.9%, based on a test year ending December 31, 1998. The Company's effective date for this tariff increase is expected to be in May 2000.

      The Utah Division of Public Utilities and the Utah Committee of Consumer Services have recommended approval of the merger, subject to certain conditions agreed to by the Company. These conditions include a merger credit for retail tariff customers of $12 million per year for four years beginning in 2000. The credit can be wholly or partially eliminated in years three and four to the extent that merger savings are reflected in prices.

      In 1998, the Company announced its intent to sell its California electric distribution assets. This action was in response to the continued decline in earnings on the assets and the changes in the legislative and regulatory environments in California. On April 9, 1999, the Company announced it had entered into a letter of intent with Nor-Cal Electric Authority for the sale of the assets to Nor-Cal for $178 million. A definitive agreement was signed on July 15, 1999. On August 16, 1999, the Company filed an application with the California Public Utility Commission (the "CPUC") for approval of the sale and expects to file an application for approval with FERC by the middle of November. The sale is expected to close early next year.

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

      On November 5, 1999, the Company filed for a rate increase before the OPUC. This rate increase contains two phases. In the first phase, the Company is asking for an increase of $61.8 million, or 8.5%. The Company's effective date for this phase of the tariff increase is expected to be in the fall of 2000. In the second phase, the Company is asking for an increase of up to $26.4 million, or 3.4%, to be effective at the end of the term of the current Alternative Form of Regulation on July 1, 2001.

      During 1999, legislation was enacted in Oregon that requires competition for industrial and large commercial customers of both the Company and Portland General Electric by October 1, 2001. Residential customers will receive a portfolio of commodity service options. The law exempts publicly-owned utilities and Idaho Power's Oregon service territory. The law defers to the OPUC decisions on a variety of important issues, including the method for valuation of stranded costs/benefits, consumer protections, marketer certification, environmental issues, and competitive services. The legislation also calls for the functional separation of certain assets and the establishment of a code-of-conduct for electric companies and their affiliates to protect consumers against anti-competitive practices. The legislation also directs the investor-owned utilities to collect a 3% public benefit tax from regulated customers. The Company will be participating in the OPUC proceedings over the next two years that establish the rules and procedures that will implement the new law. The Company will continue to evaluate the finance and accounting impacts, including the continued propriety of applying SFAS 71, as the OPUC proceedings progress. The impacts, if any, are uncertain.

      On October 6, 1999, the OPUC issued an order approving the merger. As part of this approval, the Company has agreed to implement a merger credit to Oregon customers of $12 million per year for three years beginning in 2001 and $15 million in 2004. In years three and four, $9 million and $12 million, respectively, of the credit can be partially or wholly eliminated to the extent that merger savings are reflected in prices.

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

      Staff members of the IPUC have recommended approval of the merger, subject to certain conditions. In Idaho, the Company has offered a $1.6 million per year merger credit to retail tariff customers for four years beginning on January 1, 2000. The credit could be wholly or partially eliminated in years three and four to the extent that merger savings are reflected in prices.

      On July 26, 1999, the Company filed for a rate increase before the Wyoming Public Service Commission (the "WPSC"). The Company is asking for an increase of $12 million, or 4.9%, based on a test year ending December 31, 1998. The effective date for this tariff increase is expected to be in the spring of 2000.

      On October 5, 1999, the WPSC announced it has decided to approve the merger, subject to the preparation and issuance of a final order. The companies have agreed to make a filing guaranteeing a minimum of $4 million per year in cost savings that will be reflected in future rate cases.

      On October 14, 1999, the Washington Utilities and Transportation Commission (the "WUTC") approved the merger. Washington retail customers will receive a merger credit of $3 million per year for four years beginning in 2001. The credit can be wholly or partially eliminated in all years to the extent that merger savings are reflected in prices.

      On August 6, 1999, the Company filed applications with the OPUC, the WUTC, the UPSC, the WPSC and the IPUC seeking orders approving the sale of the Company's interests in the Centralia plant and mine. A similar application was filed with the CPUC on August 27, 1999. The Company's applications also seek Commission orders adopting the Company's proposed treatment of the gain from the sale.

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

 6.   COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                            Three-Month          Nine-Month
                                           Periods Ended        Periods Ended
                                           September 30,       September 30,
                                           _____________       ______________
                                          1999      1998       1999      1998
                                          ____      ____       ____      ____

      (Dollars in Millions)

      Net income                        $ 78.2    $(87.6)   $225.6    $(61.9)
      Other comprehensive income
        Foreign currency translation
          adjustment, net of taxes:
          1999/$(0.9) and $13.2,
          1998/$0.7 and $(11.1)           (1.5)      1.1      20.5     (18.4)
        Unrealized gain on available-
          for-sale securities, net of
          taxes: 1999/($0.1) and $(0.2),
          1998/$4.3                       (0.2)        -      (0.3)      7.1
                                         _____     _____     _____     _____

      Total comprehensive income        $ 76.5    $(86.5)   $245.8    $(73.2)
                                         =====     =====     =====     =====

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

For the three months ended:
September 30, 1999
Net sales and revenues
  (all external)      $1,032.2    $  856.9     $158.8      $     -        $ 16.5
Income from continuing
  operations              78.2        62.4        5.2            -          10.6

September 30, 1998
Net sales and revenues
  (all external)      $1,918.2    $1,758.9     $149.5      $     -        $  9.8
Income (loss) from
  continuing operations   34.6        54.7        6.5            -         (26.6)
Loss from discontinued
  operations            (122.2)          -          -       (122.2)            -

For the nine months ended:
September 30, 1999
Net sales and revenues
  (all external)      $2,935.7    $2,436.4     $466.2      $     -        $ 33.1
Income from continuing
  operations             224.5       185.2       24.7            -          14.6
Income from discontinued
  operations               1.1           -          -          1.1             -

September 30, 1998
Net sales and revenues
  (all external)      $4,380.6    $3,867.5     $469.1      $     -        $ 44.0
Income (loss) from
  continuing operations   98.9       122.8       27.2            -         (51.1)
Loss from discontinued
  operations            (160.8)          -          -       (160.8)            -

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

Comparison of the three-month periods ended September 30, 1999 and 1998
_______________________________________________________________________

                                                                        %
                                        1999      1998      Change   Change
                                        ____      ____      ______   ______
                                          (Dollars in Millions)

Earnings contribution (loss) on
  common stock (1)
    Domestic Electric Operations      $ 57.6   $  49.9     $  7.7      15
    Australian Electric Operations       5.2       6.5       (1.3)    (20)
    Other Operations                    10.6     (26.6)      37.2     140
                                       _____    ______      _____
    Continuing Operations               73.4      29.8       43.6     146

    Discontinued Operations (2)            -    (122.2)     122.2     100
                                       _____    ______      _____

      Total                           $ 73.4   $ (92.4)    $165.8       *
                                       =====    ======      =====

Earnings (loss) per common share -
  Basic and dilutive
    Continuing Operations             $ 0.25   $  0.10     $ 0.15     150
    Discontinued Operations (2)            -     (0.41)      0.41     100
                                       _____    ______      _____

      Total                           $ 0.25   $ (0.31)    $ 0.56       *
                                       =====    ======      =====

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

The Company recorded earnings on common stock of $73 million, or $0.25 per share, in the third quarter of 1999 compared to a loss of $92 million, or $0.31 per share, in 1998. Third quarter 1998 results included losses of $122 million, or $0.41 per share, from the Company's energy trading activities, which the Company decided to discontinue in October 1998 and a $32 million, or $0.11 per share, loss relating to the decision to shut down or sell its other energy development businesses. Third quarter 1999 results included $4 million, or $0.01 per share, for ScottishPower merger costs.

Domestic electric operations earnings contribution was $58 million, or $0.19 per share, as compared to $50 million, or $0.17 per share, in the third quarter of 1998. Third quarter 1999 reflected $4 million, or $0.01 per share, of ScottishPower merger costs and a $15 million, or $0.05 per share, decline relating to the Utah rate order received in March 1999. These decreases were partially offset by decreased interest expense of $10 million, or $0.03 per share, due to funds received by domestic electric operations as intercompany dividends from Holdings of $500 million and $660 million in October 1998 and January 1999, respectively.

The Company's Australian electric operations contributed earnings of $5 million, or $0.02 per share, in the third quarter of 1999, compared to $7 million, or $0.02 per share, in 1998. This reduction was primarily attributable to increased purchase power expense.

Other operations reported earnings of $11 million, or $0.04 per share, in the quarter compared to losses of $27 million, or $0.09 per share, in 1998. This increase was primarily due a $32 million, or $0.11 per share, loss in 1998 relating to the decision to shut down or sell its other energy development businesses.

Comparison of the nine-month periods ended September 30, 1999 and 1998
______________________________________________________________________

                                                                        %
                                        1999      1998      Change   Change
                                        ____      ____      ______   ______
                                          (Dollars in Millions)

Earnings contribution (loss) on
  common stock
    Domestic Electric Operations      $170.8   $ 108.4     $ 62.4      58
    Australian Electric Operations      24.7      27.2       (2.5)     (9)
    Other Operations                    14.6     (51.1)      65.7     129
                                       _____    ______      _____
    Continuing Operations              210.1      84.5      125.6     149

    Discontinued Operations              1.1    (160.8)     161.9     101
                                       _____    ______      _____

      Total                           $211.2   $ (76.3)    $287.5       *
                                       =====    ======      =====

Earnings (loss) per common share -
  Basic and dilutive
    Continuing Operations             $ 0.71   $  0.28     $ 0.43       *
    Discontinued Operations                -     (0.54)      0.54     100
                                       _____    ______      _____

      Total                           $ 0.71   $ (0.26)    $ 0.97       *
                                       =====    ======      =====

*Not a meaningful number.

The Company recorded earnings on common stock of $211 million, or $0.71 per share, in 1999 compared to losses of $76 million, or $0.26 per share, in 1998. The 1998 results included an after-tax charge of $70 million, or $0.24 per share, associated with the Company's work force reduction in the United States, an after-tax charge of $54 million, or $0.18 per share, associated with the Company's terminated bid for The Energy Group PLC ("TEG"), a $10 million, or $0.03 per share, gain relating to the sale of TEG shares and a $2 million, or $0.01 per share, loss relating to closing foreign currency options in April 1998 associated with the terminated bid for TEG. In addition, 1998 included losses of $161 million from the Company's energy trading activities, which the Company decided to discontinue in October 1998, and a $32 million, or $0.11 per share, loss relating to the decision to shut down or sell its other energy development businesses.

Domestic electric operations earnings contribution was $171 million, or $0.57 per share, in 1999 compared to $108 million, or $0.37 per share, in 1998. Excluding the $70 million charge relating to the work force reduction, the earnings contribution in 1998 would have been $178 million. The Utah rate order received in March 1999 reduced earnings $35 million, or $0.12 per share, and ScottishPower merger costs reduced earnings $12 million, or $0.04 per share. These decreases were partially offset by decreased interest expense and increased interest income from the intercompany dividends domestic electric operations received from Holdings.

The Company's Australian electric operations contributed earnings of $25 million, or $0.09 per share, in 1999, compared to $27 million, or $0.09 per share, in 1998. Earnings in 1998 were benefited by adjustments totaling $4 million associated with the renegotiations of certain Tariff H industrial customers contracts.

Other operations reported earnings of $15 million, or $0.05 per share, in 1999 compared to a loss of $51 million, or $0.18 per share, in 1998. This increase was primarily due to an after-tax charge of $54 million for costs associated with the Company's terminated bid for TEG and a $32 million loss relating to the decision to shut down or sell its other energy development businesses, partially offset by an after-tax gain of $10 million on the sale of TEG shares. In addition, interest income decreased $28 million, or $0.09 per share, as the result of cash dividends paid by Holdings to domestic electric operations.

                             RESULTS OF OPERATIONS

Domestic Electric Operations
____________________________

Comparison of the three-month periods ended September 30, 1999 and 1998
_______________________________________________________________________

                                                                        %
                                     1999        1998      Change    Change
                                     ____        ____      ______    ______
                                         (Dollars in Millions)

Revenues
  Residential                    $  182.9    $  191.8    $   (8.9)     (5)
  Commercial                        172.9       173.6        (0.7)      -
  Industrial                        196.5       203.5        (7.0)     (3)
  Other                               8.1         8.4        (0.3)     (4)
                                  _______     _______     _______
    Retail sales                    560.4       577.3       (16.9)     (3)
  Wholesale sales and
    market trading                  275.5     1,164.0      (888.5)    (76)
  Other                              21.0        17.6         3.4      19
                                  _______     _______     _______
      Total                         856.9     1,758.9      (902.0)    (51)

Operating expenses                  688.1     1,587.4      (899.3)    (57)
                                  _______     _______     _______
Income from operations              168.8       171.5        (2.7)     (2)
Interest expense                     66.8        82.9       (16.1)    (19)
Minority interest and other          (3.3)        0.4        (3.7)      *
Income taxes                         42.9        33.5         9.4      28
                                  _______     _______     _______
Net income                           62.4        54.7         7.7      14
Preferred dividend requirement        4.8         4.8           -       -
                                  _______     _______     _______
Earnings contribution            $   57.6    $   49.9    $    7.7      15
                                  =======     =======     =======

Energy sales (millions of kWh)
  Residential                       2,942       2,929          13       -
  Commercial                        3,361       3,250         111       3
  Industrial                        5,536       5,831        (295)     (5)
  Other                               184         181           3       2
                                   ______      ______     _______
    Retail sales                   12,023      12,191        (168)     (1)
  Wholesale sales and
    market trading                  8,359      34,227     (25,868)    (76)
                                   ______      ______     _______
      Total                        20,382      46,418     (26,036)    (56)
                                   ======      ======     =======

Residential average usage (kWh)     2,371       2,356          15       1
Total customers (end of period) 1,453,714   1,459,029      (5,315)      -

Revenues

Total domestic electric operations revenues decreased $902 million, or 51%, from the third quarter of 1998. This decrease was primarily attributable to a $889 million decrease in wholesale revenues. The sale of the Company's Montana service area in November 1998 decreased revenues $9 million, while the Utah rate order reduced revenues by $25 million.

Residential revenues were down $9 million, or 5%. Excluding the impact of the Montana sale, residential revenues were down $7 million. Energy volumes were up 3% primarily due to customer growth of 2% that added $4 million to revenues. Price increases in Oregon added $2 million to revenues. The Utah rate order reduced residential revenues by $11 million.

Commercial revenues were down $1 million. Excluding the impact of the Montana sale, commercial revenues were up $3 million, energy volumes were up 6% and customer growth was 2%. Increased commercial customers added $5 million to revenues. Volume increases added $4 million to revenues and price increases added $3 million to revenues. The Utah rate order reduced commercial revenues by $9 million.

Industrial revenues decreased $7 million, or 3%. Excluding the impact of the Montana sale, industrial revenues were down $4 million. Energy volumes and average customers were down 3%. The Company has participated in open access pilot programs in Oregon that reduced revenues $4 million. Under these programs, customers were allowed to choose service by another utility, with no franchise rights to that customer, for a specific time period. These are not ongoing programs and industrial revenues gained or lost under these programs are not expected to continue beyond 1999. Price increases in Oregon and Wyoming added $4 million to industrial revenues. Increased irrigation usage added $1 million to industrial revenues. The Utah rate order reduced industrial revenues by $5 million.

Wholesale sales decreased $889 million. The decrease in revenues was driven by a 76% decline in energy volumes. Lower short-term and spot market wholesale energy volumes decreased revenues by $806 million. Related energy prices averaged $32 per MWh in the quarter, a 6% decrease over the prior year. The lower prices for these sales reduced revenues $66 million in the quarter. This decline in energy volumes is consistent with the Company's decision to scale back short-term wholesale sales. A decrease in long-term firm contracts reduced revenues $16 million.

See Note 4 regarding regulation of domestic electric operations' utility properties.

Operating Expenses

Total operating expenses decreased $899 million, or 57%, in the quarter. This decrease was primarily attributable to decreased purchased power expense due to the decline in wholesale sales.

Purchased power expense decreased $899 million. The lower expense was primarily due to a 26.8 million MWh decrease in short-term firm and spot market energy purchases, which decreased purchased power expense $947 million. Short-term firm and spot market purchase prices averaged $36 per MWh in the quarter versus $34 per MWh in 1998, a 6% increase. The increase in purchase prices increased costs $45 million.

                Short-Term and Spot Market Sales and Purchases*
                _______________________________________________

                                                      1999        1998
                                                      ____        ____

Total sales volume (thousands of MWh)                  4,957      30,512
Average sales price ($/MWh)                          $ 31.57     $ 33.71
                                                     _______     _______
     Revenues ($, millions)                          $   156     $ 1,029

Total purchase volume (thousands of MWh)               4,601      31,410
Average purchase price ($/MWh)                       $ 36.22     $ 33.99
                                                     _______     _______
     Expenses ($, millions)                          $   167     $ 1,068
                                                     _______     _______

            Net ($, millions)                        $   (11)    $   (39)
                                                     =======     =======

*This table does not represent the gross margin of the short-term trading business, but rather is an aggregate of the short-term business undertaken to balance the complete energy obligations of the Company.

Fuel expense was down $9 million, or 7%, in 1999. Thermal generation was up 2% to 13.8 million MWh. The average cost per MWh decreased to $9.09 from $9.93 in the prior year due to lower average fuel costs and a shift in the mix of generation from higher cost plants in 1998 to lower cost plants in 1999. The shift in generation mix resulted from unscheduled plant outages of low cost facilities in 1998.

Other operations and maintenance expense increased $9 million, or 9%. Employee related costs increased $3 million, customer service costs increased $3 million and increased tree trimming expense added $2 million.

Administrative and general expenses decreased $2 million, or 2%, to $77 million due to billing adjustments.

Depreciation and amortization expense increased $2 million, or 2%, due to increased plant in service.

Other Income and Expense

Domestic electric operations interest expense was $67 million, a decrease of $16 million from 1998, as a result of lower debt balances. The lower debt balances were due to dividends received from Holdings in October 1998 and January 1999 that were used to pay down intercompany debt owed to Holdings and some external debt. Other income and expense was up $5 million primarily due to increased timber sales and decreased new product expenses partially offset by $4 million in ScottishPower merger costs.

The United States Environmental Protection Agency (the "EPA") has recently commenced enforcement action against the owners of certain coal-fired generating plants in the eastern and midwestern United States. The EPA is alleging that the plant owners have failed to obtain the necessary permits under the Clean Air Act in connection with certain alleged modifications at the plants and that the owners have failed to install additional pollution control equipment as required. If the EPA prevails in its position, the companies named in the action will be required to make significant capital expenditures to install pollution control equipment. The Company does not have an ownership interest in any of the plants involved in this matter, and the Company is not a party to this action. Nevertheless, the Company has become aware that the EPA is engaged in fact-finding with respect to coal-fired generating plants throughout the country. The Company is unable to predict the outcome of the EPA's fact-finding effort.

Comparison of the nine-month periods ended September 30, 1999 and 1998
______________________________________________________________________

                                                                        %
                                     1999        1998      Change    Change
                                     ____        ____      ______    ______
                                         (Dollars in Millions)

Revenues
  Residential                     $  587.5   $  598.3   $   (10.8)     (2)
  Commercial                         491.3      495.4        (4.1)     (1)
  Industrial                         517.0      542.2       (25.2)     (5)
  Other                               23.0       23.7        (0.7)     (3)
                                   _______    _______    ________
    Retail sales                   1,618.8    1,659.6       (40.8)     (2)
  Wholesale sales and
    market trading                   759.5    2,158.8    (1,399.3)    (65)
  Other                               58.1       49.1         9.0      18
                                   _______    _______    ________
      Total                        2,436.4    3,867.5    (1,431.1)    (37)

Operating expenses                 1,930.5    3,432.2    (1,501.7)    (44)
                                   _______    _______    ________
Income from operations               505.9      435.3        70.6      16
Interest expense                     202.5      244.7       (42.2)    (17)
Minority interest and other           (8.5)      (6.5)       (2.0)    (30)
Income taxes                         126.7       74.3        52.4      71
                                   _______    _______    ________
Net income                           185.2      122.8        62.4      51
Preferred dividend requirement        14.4       14.4           -       -
                                   _______    _______    ________
Earnings contribution             $  170.8   $  108.4   $    62.4      58
                                   =======    =======    ========

Energy sales (millions of kWh)
  Residential                        9,504      9,385         119       1
  Commercial                         9,382      9,166         216       2
  Industrial                        15,218     15,808        (590)     (4)
  Other                                498        500          (2)      -
                                    ______    _______     _______
    Retail sales                    34,602     34,859        (257)     (1)
  Wholesale sales and
    market trading                  27,204     79,019     (51,815)    (66)
                                    ______    _______     _______
      Total                         61,806    113,878     (52,072)    (46)
                                    ======    =======     =======

Residential average usage (kWh)      7,650      7,579          71       1
Total customers (end of
  period)                        1,453,714  1,459,029      (5,315)      -

Revenues

Total domestic electric operations revenues decreased $1,431 million, or 37%, from 1998. This decrease was primarily attributable to a $1,399 million decrease in wholesale revenues. The sale of the Company's Montana service area in November 1998 decreased revenues $30 million, while the Utah rate order reduced revenues by $57 million.

Residential revenues were down $11 million. Excluding the impact of the Montana sale, residential revenues were up $1 million. Energy volumes were up 4% and customer growth was 3%. Growth in the average number of residential customers added $12 million to revenues. Volume increases, primarily due to weather, added $9 million to revenues and price increases in Oregon added $4 million to revenues. The Utah rate order reduced residential revenues by $24 million.

Commercial revenues were down $4 million, or 1%. Excluding the impact of the Montana sale, commercial revenues were up $6 million. Energy volumes were up 5% and customer growth was 3%. Increased commercial customers added $14 million to revenues. Volume increases added $8 million to revenues and price increases in Oregon added $6 million to revenues. The Utah rate order reduced commercial revenues by $22 million.

Industrial revenues decreased $25 million, or 5%. Excluding the impact of the Montana sale, industrial revenues were down $17 million. Energy volumes were down 2% and average customers declined 4%. Decreased energy volumes due to the cyclical nature of industrial customer usage drove a $12 million decrease in revenues. The Company has participated in open access pilot programs in Oregon that reduced revenues $8 million. Increased irrigation usage added $4 million to industrial revenues. The Utah rate order reduced industrial revenues by $11 million.

Wholesale sales decreased $1,399 million, or 65%. The decrease in revenues was driven by a 66% decline in energy volumes. Lower short-term and spot market wholesale energy volumes decreased revenues by $1,344 million. Related energy prices averaged $24 per MWh in 1999, an 8% decrease over the prior year. The lower prices for these sales reduced revenues $36 million compared to the prior year. This decline in energy volumes is consistent with the Company's decision to scale back short-term wholesale sales. Decreased long-term contract volumes and prices reduced revenues $19 million.

Other revenue increased $9 million, or 18%, primarily due to increased wheeling revenue.

See Note 4 regarding regulation of domestic electric operations' utility properties.

Operating Expenses

Total operating expenses decreased $1,502 million, or 44%. This decrease was primarily attributable to decreased purchased power expense due to the decline in wholesale sales and the $113 million pretax special charge in 1998 for the workforce reduction.

Purchased power expense was $712 million, a decrease of $1,389 million. The lower expense was due to a 53.1 million MWh decrease in short-term firm and spot market energy purchases.

                Short-Term and Spot Market Sales and Purchases*
                _______________________________________________

                                                       1999        1998
                                                       ____        ____

Total sales volume (thousands of MWh)                 16,641      68,690
Average sales price ($/MWh)                          $ 23.70     $ 25.83
                                                     _______     _______
     Revenues ($, millions)                          $   394     $ 1,774

Total purchase volume (thousands of MWh)              15,874      68,966
Average purchase price ($/MWh)                       $ 24.56     $ 25.85
                                                     _______     _______
     Expenses ($, millions)                          $   390     $ 1,783
                                                     _______     _______

          Net ($, millions)                          $     4     $    (9)
                                                     =======     =======

*This table does not represent the gross margin of the short-term trading business, but rather is an aggregate of the short-term business undertaken to balance the complete energy obligations of the Company.

Fuel expense was down $7 million, or 2%, to $349 million in 1999. Thermal generation remained flat at 38.0 million MWh. The average cost per MWh decreased to $9.17 from $9.37 in the prior year due to lower average fuel costs and a shift in the mix of generation from higher cost plants to lower cost plants. Hydroelectric generation increased 12% compared to 1998 due to favorable water conditions.

Other operations and maintenance and administrative and general expenses was $575 million, an increase of $4 million. Implementation of the Company's new

SAP software operating environment in 1999 resulted in changes in classification of costs between operations and maintenance and administrative and general expenses.

Other operations and maintenance expense increased $36 million, or 11%, to $365 million. Increased tree trimming added $6 million to expenses, increased materials and contracts primarily relating to overhaul costs added $5 million and increased labor added $3 million. Employee related costs increased $3 million and customer service costs increased $6 million. In addition, operations and maintenance was up $15 million due to costs reclassified from administrative and general upon conversion to SAP in January 1999.

Administrative and general expenses decreased $32 million, or 13%, to $209 million. This decrease was primarily due to a reduction in labor and employee related costs of $16 million and a reduction in Year 2000 costs of $2 million. Billing adjustments decreased costs $3 million and property insurance decreased $4 million. In addition, administrative and general expense was down $15 million due to costs reclassified to operations and maintenance expense upon conversion to SAP in January 1999. These decreases were partially offset by an $11 million increase in costs relating to the ongoing implementation of the Company's new SAP software operating environment.

Depreciation and amortization expense increased $4 million, or 1%, to $295 million due to $12 million of costs attributable to increased plant in service, partially offset by an $8 million reduction from lower rates.

Other Income and Expense

Domestic electric operations interest expense was down $42 million as a result of lower debt balances. The lower debt balances were due to the dividends received from Holdings that were used to pay down intercompany debt owed to Holdings and some external debt. Other expense was up $1 million primarily due to $12 million in ScottishPower merger costs and an $11 million decrease in emission allowance sales. These increases were partially offset by increased interest income of $7 million as a result of the dividends received from Holdings, some of which was invested in interest bearing investments. In addition, timber sales were up and new product expenses were down. Income tax expense was $127 million, an increase of $52 million primarily due to the increase in pretax income.

Australian Electric Operations
______________________________

Comparison of the three-month periods ended September 30, 1999 and 1998
_______________________________________________________________________

                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                   1999    1998   Translation Operations Operations
                                   ____    ____   ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area                $115.2   $108.3   $  9.3      $ (2.4)        (2)
    Outside Powercor area
      Victoria                     19.0     19.3      1.6        (1.9)       (10)
      New South Wales              18.7     15.8      1.5         1.4          9
      Queensland                    0.6        -        -         0.6          *
      Australian Capital
        Territory                   0.4      0.3        -         0.1         33
                                  _____    _____    _____       _____
                                  153.9    143.7     12.4        (2.2)        (2)
    Other                           4.9      5.8      0.7        (1.6)       (28)
                                  _____    _____    _____       _____
        Total                     158.8    149.5     13.1        (3.8)        (3)

  Operating expenses              136.4    126.0     10.7        (0.3)         -
                                  _____    _____    _____       _____
  Income from operations           22.4     23.5      2.4        (3.5)       (15)
  Interest expense                 14.5     13.6      1.2        (0.3)        (2)
  Equity in (income)/losses
    of Hazelwood                   (2.1)    (0.3)     0.1        (1.9)         *
  Other (income)/expense            0.3        -        -         0.3          *
  Income taxes                      4.5      3.7      0.5         0.3          8
                                  _____    _____    _____       _____
    Earnings contribution        $  5.2   $  6.5   $  0.6      $ (1.9)       (29)
                                  =====    =====    =====       =====

Powercor energy sales (millions of kWh)
  Powercor area                   1,801    1,885                  (84)        (4)
  Outside Powercor area
    Victoria                        566      596                  (30)        (5)
    New South Wales                 562      560                    2          -
    Queensland                       13        -                   13          *
    Australian Capital Territory      7        6                    1         16
                                  _____    _____                _____

        Total                     2,949    3,047                  (98)        (3)
                                  =====    =====                =====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U.S. dollars was 0.65 in the third quarter of 1999 as compared to 0.60 in 1998, an 8% increase. The effect of this change in exchange rates increased both revenues and costs by $13 million in the third quarter of 1999.

The following discussion excludes the effects of the higher currency exchange rates in 1999.

Revenue

Australia's revenues decreased $4 million, or 3%. This decrease was driven by a decline in energy volumes sold of 98 million kWh, or 3%, resulting in a $5 million decline in revenues. Volumes were down primarily due to the loss of a few large contestable industrial customers inside Powercor's franchise area. This decrease was partially offset by increased prices that added $2 million to revenues.

Operating Expenses

Purchased power expense increased $9 million, or 14%. Higher average prices increased power costs by $11 million. Prices for purchased power averaged $24 per MWh in the third quarter of 1999 compared to $21 per MWh in the third quarter of 1998. This price increase was partially the result of a contract dispute between Powercor and one of its power suppliers in Australia. The power supplier did not meet its contractual obligation to deliver power to Powercor at the agreed upon rate which forced Powercor to purchase power on the open market at a higher rate than last year.

Year to date, the contract dispute with the power supplier has resulted in $15 million of higher purchased power costs and $3 million in legal fees. Powercor has brought suit to enforce the contract and recover its damages. The ultimate financial outcome of the litigation cannot be determined at this time. Any favorable result is expected to have a positive impact on earnings as all costs incurred for replacement power and legal fees have been expensed as incurred.

Other operating expenses decreased $9 million, or 18%. Decreased network rates resulted in lower network fees of $4 million and an increase in customers inside Powercor's franchise area serviced by other energy suppliers resulted in higher network revenues of $3 million. Grid fees decreased $2 million.

Comparison of the nine-month periods ended September 30, 1999 and 1998
______________________________________________________________________


                                                  Change Due    Change    % Change
                                                  to Currency   Due to     Due to
                                   1999    1998   Translation Operations Operations
                                   ____    ____   ___________ __________ __________
                                             (Dollars in Millions)

Powercor Earnings Contribution
  Revenues
    Powercor area                $327.4   $337.1   $  8.2     $ (17.9)        (5)
    Outside Powercor area
      Victoria                     54.9     60.2      1.4        (6.7)       (11)
      New South Wales              55.7     52.9      1.4         1.4          3
      Queensland                    1.7        -        -         1.7          -
      Australian Capital
        Territory                   1.1      0.3        -         0.8          *
                                  _____    _____    _____       _____
                                  440.8    450.5     11.0       (20.7)        (5)
    Other                          25.4     18.6      0.6         6.2         33
                                  _____    _____    _____       _____
        Total                     466.2    469.1     11.6       (14.5)        (3)

  Operating expenses              379.5    375.3      9.6        (5.4)        (1)
                                  _____    _____    _____       _____
  Income from operations           86.7     93.8      2.0        (9.1)       (10)
  Interest expense                 43.3     43.8      1.1        (1.6)        (4)
  Equity in losses of Hazelwood     3.5      3.9      0.1        (0.5)       (13)
  Other (income)/expense           (0.1)     3.0        -        (3.1)      (103)
  Income taxes                     15.3     15.9      0.4        (1.0)        (6)
                                  _____    _____    _____       _____
    Earnings contribution        $ 24.7   $ 27.2   $  0.4      $ (2.9)       (11)
                                  =====    =====    =====       =====

Powercor energy sales (millions of kWh)
  Powercor area                   5,178    5,549                 (371)        (7)
  Outside Powercor area
    Victoria                      1,701    1,786                  (85)        (5)
    New South Wales               1,669    1,643                   26          2
    Queensland                       41        -                   41          *
    Australian Capital Territory     23        6                   17          *
                                  _____    _____                _____
        Total                     8,612    8,984                 (372)        (4)
                                  =====    =====                =====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U.S. dollars was 0.65 in 1999 as compared to 0.63 in 1998. The effect of this change in exchange rates increased both revenues and costs by $12 million.

The following discussion does not include the effects of the lower currency exchange rate in 1999.

Revenue

Australia's revenues decreased $15 million, or 3%. This decrease was driven by a decline in energy volumes sold of 372 million kWh, or 4%, resulting in a $22 million decline in revenues.

Energy volumes sold to contestable customers outside Powercor's franchise area were down 2 million kWh while revenues remained flat. Decreased prices reduced revenues $3 million compared to 1998. Inside Powercor's franchise area, revenues decreased $18 million primarily due to a 370 million kWh decrease in energy sold. Volumes are down due to the loss of a few large contestable industrial customers.

Other revenues increased $6 million primarily due to the recognition of contract settlement received from the Australian government of $5 million and $3 million from construction projects for customers who own their own distribution assets, including other distribution businesses in Australia. These increases were partially offset by $4 million associated with Tariff H contracts recognized in 1998.

Operating Expenses

Purchased power expense increased $16 million, or 8%, to $210 million. Higher average prices increased power costs by $24 million. Prices for purchased power averaged $24 per MWh in 1999 compared to $21 per MWh in 1998. This price increase was the result of the contract dispute between Powercor and one of its power suppliers in Australia. This price increase was partially offset by decreased purchase volumes that reduced expenses $8 million.

Other operating expenses decreased $24 million, or 29%, to $59 million. Decreased rates resulted in lower network fees of $7 million and an increase in the number of customers inside Powercor's franchise area serviced by other energy suppliers resulted in higher network revenues of $14 million.

Maintenance expense decreased $5 million primarily because 1998 included costs relating to the replacement of the faulty switches associated with a product recall.

Administrative and general expense increased $8 million primarily due to increased redundancy payments and legal fees associated with the disputed purchase power contracts. Redundancy payments are required by contract when employees are displaced during a company restructuring. Powercor recently outsourced various functions that resulted in displaced employees who were eligible for redundancy payments.

Other Income and Expense

Other expense decreased $3 million primarily due to a reserve recorded in 1998 relating to a product recall. Powercor is in the process of negotiating recovery from the product's manufacturer.

The Company recorded losses of $4 million in 1999 and 1998 on its equity investment in the Hazelwood power station.

Other Operations
________________

Comparison of the three-month periods ended September 30, 1999 and 1998
_______________________________________________________________________

                                                                        %
                                      1999       1998       Change   Change
                                      ____       ____       ______   ______
                                         (Dollars in Millions)

Earnings contribution
  PFS                               $  2.9      $ (1.0)    $  3.9       *
  Holdings and other
    Write down of investments in
      energy development companies       -       (32.4)      32.4     100
    Other                              7.7         6.8        0.9      13
                                     _____       _____      _____
                                    $ 10.6      $(26.6)    $ 37.2     140
                                     =====       =====      =====

*Not a meaningful number.

Other operations reported earnings of $11 million, or $0.04 per share, in the quarter compared to losses of $27 million, or $0.09 per share, in the same period a year ago. Losses relating to the decision to exit its other energy development businesses totaled $32 million, or $0.11 per share, in 1998.

Results from other operations for the quarter were lower by approximately $10 million, or $0.03 per share, as a result of decreased interest income. Cash dividends of $500 million in October 1998 and $660 million in January 1999 were paid by Holdings to domestic electric operations. This cash had been invested by Holdings in interest bearing investments prior to the dividends.

Other energy development businesses incurred losses of $6 million, or $0.02 per share, in the third quarter of 1998. The Company shut down or sold some of these businesses in 1999.

PacifiCorp Financial Services earnings contribution increased by $4 million, or $0.01 per share, compared to the third quarter of 1998 due to increased tax credits received on the sales of synthetic coal fuel.

Earnings at Pacific Klamath Energy, Inc. were up $3 million, or $0.01 per share, due to the cogeneration project under development in Klamath Falls, Oregon.

Comparison of the nine-month periods ended September 30, 1999 and 1998
______________________________________________________________________


                                                                        %
                                      1999       1998       Change   Change
                                      ____       ____       ______   ______
                                         (Dollars in Millions)

Earnings contribution (loss)
  PFS                               $  5.7      $  6.5     $ (0.8)    (12)
  Holdings and other
    TEG costs                            -       (45.6)      45.6     100
    Write down of investments in
      energy development companies       -       (32.4)      32.4     100
    Other                              8.9        20.4      (11.5)    (56)
                                     _____       _____      _____
                                    $ 14.6      $(51.1)    $ 65.7     129
                                     =====       =====      =====

Other operations reported income of $15 million, or $0.05 per share, compared to a loss of $51 million, or $0.18 per share, in the same period a year ago. The increase in earnings was primarily due to an $86 million pretax ($54 million after-tax) charge in 1998 for costs associated with the Company's terminated bid for TEG and a $52 million pretax ($32 million after-tax) loss relating to the decision to shut down or sell its other energy development businesses. These increases were partially offset by a $16 million pretax ($10 million after-tax) gain on the sale of TEG shares.

Results from other operations were lower by approximately $28 million, or $0.09 per share, in decreased interest income as the result of the cash dividends paid by Holdings to domestic electric operations. This cash had been invested by Holdings in interest bearing instruments prior to the dividends.

PFS reported income of $6 million in 1999 compared to $7 million in 1998. This decrease was primarily attributable to the sale of its affordable housing properties and operating leases that reduced income $5 million. In May 1998, PFS sold a majority of its investments in affordable housing for $80 million, which approximated book value. This decrease was partially offset by increased income of $3 million relating to tax credits received on the sale of synthetic coal fuel.

Other energy development businesses incurred losses of $19 million, or $0.06 per share, in 1998.

Earnings at Pacific Klamath Energy, Inc. were up $6 million, or $0.02 per share, due to the cogeneration project under development in Klamath Falls, Oregon.

FINANCIAL CONDITION -

      For the nine months ended September 30, 1999:

OPERATING ACTIVITIES

      Net cash flows provided by continuing operations were $686 million during the period compared to $659 million in the first nine months of 1998. The $27 million increase in operating cash flows was primarily attributable to decreased working capital requirements.

      Net cash used in discontinued operations in 1998 represents payment of income taxes in the first quarter associated with a $671 million pretax gain recorded in December 1997 on the sale of PTI. Net cash provided by discontinued operations in 1999 represents payments received from TPC on its intercompany note payable to Holdings.

INVESTING ACTIVITIES

      Capital spending totaled $419 million in 1999 compared with $495 million in 1998. Construction expenditures decreased $41 million in 1999 primarily because the 1998 period included the construction of synthetic coal fuel plants. Investments in and advances to affiliated companies-net was down $23 million because 1998 included investments in other energy development companies that the Company decided to exit in October 1998.

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

CAPITALIZATION

      At September 30, 1999, PacifiCorp had approximately $147 million of commercial paper and uncommitted bank borrowings outstanding at a weighted average rate of 6.3%. These borrowings are supported by $700 million of revolving credit agreements. At September 30, 1999, the consolidated subsidiaries had access to $722 million of short-term funds through committed bank revolving credit agreements. Subsidiaries had $415 million outstanding under bank revolving credit facilities. At September 30, 1999, the Company and its subsidiaries had $529 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis. The Company and its subsidiaries have intercompany borrowing arrangements providing for temporary loans of funds between parties at short-term market rates.

INTEREST RATE EXPOSURE

The Company's market risk to interest rate change is primarily related to long-term debt with fixed interest rates. The Company uses interest rate swaps, forwards, futures and collars to adjust the characteristics of its liability portfolio. This strategy is consistent with the Company's capital structure policy that provides guidance on overall debt to equity and variable rate debt as a percent of capitalization levels for both the consolidated organization and its principal subsidiaries. Based on the Company's overall interest rate exposure, the estimated potential one-day loss in fair value as a result of near-term change in interest rates, within a 95% confidence level using historical interest rate movements based on the VAR model, was $23 million at September 30, 1999.

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

      The Company's Year 2000 project office continues to coordinate all Year 2000 activities throughout the corporation, as well as with suppliers and business partners. This work will continue well into the first quarter of 2000 with full-time employees and contractors completing the final wrap-up of the project. The following summarizes the status of the Year 2000 project as of November 1, 1999.

Areas complete (as of November 1, 1999)
_______________________________________
Computer Systems - Correct and Test
Computer Systems - Applications to replace
Electric Systems - Inventory
Electric Systems - Assessment
Electric Systems - Correct and Test
Initial Contingency planning
Computer Systems - Desktop
Non-Critical Systems - Enterprise wide

Areas to be completed         Target Date for Completion    Status
_____________________         __________________________    ______
Continued compliance testing  November 30, 1999             On schedule
Contingency exercises         November 30, 1999             On going

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

             Readiness Target Dates           Percent of all Critical Third
                 (on or before)                       Parties Ready
                   12/31/1998                             14%
                   03/31/1999                             18%
                   06/30/1999                             44%
                   09/30/1999                             79%
                   12/31/1999                             99%
       (no Readiness Target Date reported)                 1%

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

      The Company, the North American Electric Reliability Council ("NERC") and the Western Systems Coordinating Council ("WSCC") are working closely together to ensure the integrity of the interconnected electrical distribution and transmission system in the Company's service area and the western United States. NERC coordinates the efforts of the ten regional electric reliability councils throughout the United States, while WSCC is focused on reliable electric service in the western United States. These agencies require Year 2000 readiness for all interconnected electric utilities by July 1, 1999. The Company has submitted its draft contingency plans to the WSCC as required by NERC. The Company successfully participated in the NERC sponsored industry preparedness drills on April 9, 1999 and September 9, 1999.

      The Company's worst case planning scenario assumes the following:

      1. The public telecommunication system is not available or not functioning reliably for as long as a week.

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

Powercor
________

      Powercor successfully implemented its Customer Service System in October 1999, while upgrades to its large customer billing system will be installed in November 1999. The Operations Management System will also be replaced in November 1999. The latter two systems are on schedule.

Mining
______

      Few Year 2000 impacts have been identified within the mining subsidiaries. The Year 2000 project continues according to schedule. Legacy business systems are being upgraded or replaced to address Year 2000 issues and these efforts will be completed in October 1999.

      The Company has incurred $21.8 million in costs relating to the Year
2000
project through September 30, 1999. The majority of these costs have been incurred to repair software problems. The total cost of the Year 2000 project is estimated at $26 to $30 million, which will be principally funded from operating cash flows. This estimate does not include the cost of system replacements that will be Year 2000 ready, but are not being installed primarily to resolve Year 2000 problems. Year 2000 information technology ("IT") remediation costs amount to approximately 5% of IT's budget. The Company has not delayed any IT projects that are critical to its operations as a result of Year 2000 remediation work. No independent verification of risk and cost estimates has been undertaken to date.

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

______________________________________________________________________________

      The condensed consolidated financial statements as of September 30, 1999 and December 31, 1998 and for the three-and nine-month periods ended
September 30, 1999 and 1998 have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

Deloitte & Touche LLP
_____________________   ______________________________________________________
                        Suite 3900                     Telephone:(503)222-1341
                        111 S.W. Fifth Avenue          Facsimile:(503)224-2172
                        Portland, Oregon 97204-3698




INDEPENDENT ACCOUNTANTS' REPORT

PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income and retained earnings for the three- and nine-month periods ended September 30, 1999 and 1998 and related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

November 4, 1999

PART II.  OTHER INFORMATION

Item 5.     Other Information
_______     _________________

            In anticipation of and contingent upon completion of the merger, the Company's Board of Directors declared a stub-period dividend on November 10, 1999, for shareholders of record as of the close of business on the business day prior to the date of completion of the merger. The Board did not declare a regular quarterly dividend on common shares. The Board typically declares quarterly dividends at its regularly scheduled meetings in February, May, August and November. The Company will pay the stub dividend based upon the daily equivalent of its current $1.08 annual dividend for the days elapsed from November 15, 1999, the date the last common dividend was paid, to the merger closing date. The equivalent daily dividend rate is approximately $0.0029589 per share. The stub-period dividend will be paid 28 days after the date of completion of the merger.

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

            Exhibit 27: Financial Data Schedule for the quarter ended September 30, 1999 (filed electronically only).

      (b)   Reports on Form 8-K.

            None

                                   SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACIFICORP




Date      November 12, 1999            By ROBERT R. DALLEY
     ____________________________         ____________________________________
                                          Robert R. Dalley
                                          Controller and
                                          Chief Accounting Officer

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

            Exhibit 27:  Financial Data Schedule for the quarter
            ended September 30, 1999 (filed electronically only).