Form 10-QT
period 1999-03-31
PACIFICORP /OR/
filed 2000-01-13
CIK 75594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QT

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1999 to March 31, 1999

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


     YES   X       NO
         _____        _____


At November 29, 1999, there were 297,324,604 shares of registrant's common stock outstanding.

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
                                                    =======        ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                                  PACIFICORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                       ____________________
                                                       1999           1998
                                                       ____           ____

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  91.3          $ (15.1)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities

    Loss on discontinued operations                       -              0.5
    Depreciation and amortization                     115.1            118.6
    Deferred income taxes and investment tax
      credits - net                                    27.5            (40.6)
    Special charges                                       -            113.1
    Gain on sale of assets                             (8.6)            (3.6)
    Other                                             (10.2)            27.6
    Accounts receivable and prepayments               169.9             37.7
    Materials, supplies and fuel stock                 (4.3)            (2.3)
    Accounts payable and accrued liabilities         (107.0)           (19.9)
                                                     ______           ______
  Net cash provided by continuing operations          273.7            216.0
  Net cash provided by (used in) discontinued
    operations                                         26.1           (295.6)
                                                     ______           ______

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                          299.8            (79.6)
                                                     ______           ______

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction                                       (116.4)          (110.5)
  Investments in and advances to
    affiliated companies - net                         (0.5)           (21.0)
  Assets and operating companies acquired              (0.2)            (6.9)
  Proceeds from asset sales                            14.2                -
  Proceeds from sales of finance assets
    and principal payments                             36.2             46.2
  Investment in shares of The Energy Group PLC            -           (625.5)
  Other                                                10.9              6.2
                                                     ______           ______

NET CASH USED IN INVESTING ACTIVITIES                 (55.8)          (711.5)
                                                     ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in short-term debt                         (180.4)           108.7
  Proceeds from long-term debt                        400.8            417.5
  Proceeds from issuance of common stock                  -              7.9
  Dividends paid                                      (84.5)           (84.1)
  Repayments of long-term debt                       (548.5)          (369.2)
  Other                                                 1.7             20.0
                                                     ______           ______

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                               (410.9)           100.8
                                                     ______           ______

DECREASE IN CASH AND CASH EQUIVALENTS                (166.9)          (690.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      583.1            740.8
                                                     ______           ______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 416.2          $  50.5
                                                     ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest (net of amount capitalized)            $ 116.3          $ 135.7
    Income taxes (refunds)/paid                        (2.4)           367.3

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                                     ASSETS



                                                      March 31,     December 31,
                                                        1999            1998
                                                      _________     _____________

CURRENT ASSETS
  Cash and cash equivalents                          $   416.2        $   583.1
  Accounts receivable less allowance
    for doubtful accounts: 1999/$17.9
    and 1998/$18.0                                       522.6            703.2
  Materials, supplies and fuel stock at
    average cost                                         180.4            175.8
  Net assets of discontinued operations
    and assets held for sale                             192.4            192.4
  Other                                                   69.2             87.9
                                                      ________         ________
  TOTAL CURRENT ASSETS                                 1,380.8          1,742.4

PROPERTY, PLANT AND EQUIPMENT
  Domestic Electric Operations                        12,527.6         12,460.0
  Australian Electric Operations                       1,180.3          1,140.4
  Other Operations                                        20.5             22.2
  Accumulated depreciation and amortization           (4,641.3)        (4,553.2)
                                                      ________         ________
  TOTAL PROPERTY, PLANT AND EQUIPMENT - NET            9,087.1          9,069.4

OTHER ASSETS
  Investments in and advances to affiliated
    companies                                            114.3            114.9
  Intangible assets - net                                373.7            369.4
  Regulatory assets - net                                780.7            795.5
  Finance note receivable                                203.1            204.9
  Finance assets - net                                   309.1            313.7
  Deferred charges and other                             393.4            378.3
                                                      ________         ________
  TOTAL OTHER ASSETS                                   2,174.3          2,176.7
                                                      ________         ________

TOTAL ASSETS                                         $12,642.2        $12,988.5
                                                      ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PACIFICORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      March 31,     December 31,
                                                       1999             1998
                                                     _________      ____________

CURRENT LIABILITIES
  Long-term debt currently maturing                  $   236.1        $   299.5
  Notes payable and commercial paper                      80.3            260.6
  Accounts payable                                       410.0            566.2
  Taxes, interest and dividends payable                  343.4            282.7
  Customer deposits and other                            163.1            168.0
                                                      ________         ________
  TOTAL CURRENT LIABILITIES                            1,232.9          1,577.0

DEFERRED CREDITS
  Income taxes                                         1,565.3          1,542.6
  Investment tax credits                                 123.3            125.3
  Other                                                  651.3            646.1
                                                      ________         ________
  TOTAL DEFERRED CREDITS                               2,339.9          2,314.0

LONG-TERM DEBT                                         4,519.0          4,559.3

COMMITMENTS AND CONTINGENCIES (See Note 6)                   -                -

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES            340.6            340.5

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION          175.0            175.0

PREFERRED STOCK                                           66.4             66.4

COMMON EQUITY
  Common shareholders' capital
    shares authorized 750,000,000;
    shares outstanding: 1999/297,331,433
    and 1998/297,343,422                               3,284.3          3,285.0
  Retained earnings                                      738.8            732.0
  Accumulated other comprehensive income                 (54.7)           (60.7)
                                                      ________         ________
  TOTAL COMMON EQUITY                                  3,968.4          3,956.3
                                                      ________         ________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $12,642.2        $12,988.5
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

      During October 1998, the Company decided to exit its energy trading business, which consisted of TPC Corporation ("TPC") and PacifiCorp Power Marketing ("PPM"). See Note 4. During May 1998, the Company sold a majority of the real estate assets held by PFS. The Company has also decided to exit the majority of its other energy development businesses and has recorded them at estimated net realizable value less selling costs.

      Investments in and advances to affiliated companies represent investments in unconsolidated affiliated companies carried on the equity basis, which approximates the Company's equity in their underlying net book value.

 2.   CHANGE IN FISCAL YEAR

      Effective November 30, 1999, the Company changed its fiscal year end from December 31 to March 31, which is the fiscal year end for Scottish Power PLC ("ScottishPower"). See Note 3. A three-month transition period from January 1, 1999 through March 31, 1999 is covered by this report.

 3.   SCOTTISHPOWER MERGER

      On November 29, 1999, the Company and ScottishPower completed their proposed merger under which the Company became an indirect subsidiary of

ScottishPower. The Company will continue to operate under its current name, and its headquarters will remain in Portland, Oregon.

      Each share of the Company's stock was converted tax-free into a right to receive 0.58 American Depositary Shares (each ADS represents four ordinary shares) or 2.32 ordinary shares of ScottishPower. Cash will be paid in lieu of fractional shares.

 4.   DISCONTINUED OPERATIONS

      In October 1998, the Company decided to exit its energy trading business by offering for sale TPC, and ceasing the operations of PPM, which conducted electricity trading in the eastern United States. PPM's activities in the eastern United States have been discontinued and all forward electricity trading has been closed and is going through settlement. On April 1, 1999, Holdings sold TPC to NIPSCO Industries, Inc. for $150 million. This activity resulted in an after-tax gain of $1 million in June 1999.

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

 5.   ACCOUNTING FOR THE EFFECTS OF REGULATION

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

      On March 4, 1999, the Utah Public Service Commission (the "UPSC") ordered the Company to reduce customer prices by 12%, or $85 million annually effective March 1, 1999, and to make a one-time refund of $40 million to customers. Approximately $38 million of the refund relating to 1997 and 1998 was recorded in December 1998. The remaining $2 million was recorded in the three months ended March 31, 1999. The ordered rate reduction is the culmination of a general rate case in Utah that began in 1997.

      On September 20, 1999, the Company filed for a rate increase before the UPSC. The Company is asking for an annual increase of $67 million, or 9.9%, based on a test year ended December 31, 1998. The Company's effective date for this tariff increase is expected to be in May 2000.

      On November 24, 1999, the UPSC approved the merger. As part of the approval, the Company offered a merger credit for retail tariff customers of $12 million per year for four years beginning in 2000. The credit can be wholly or partially eliminated in years three and four to the extent that merger savings are reflected in prices.

      In 1998, the Company announced its intent to sell its California electric distribution assets. This action was in response to the continued decline in earnings on the assets and the changes in the legislative and regulatory environments in California. On April 9, 1999, the Company announced it had entered into a letter of intent with Nor-Cal Electric Authority for the sale of the assets to Nor-Cal for $178 million. A definitive agreement was signed on July 15, 1999. On August 16, 1999, the Company filed an application with the California Public Utility Commission (the "CPUC") for approval of the sale. On November 15, 1999, the Company filed an application for approval with the Federal Energy Regulatory Commission ("FERC"). The sale is expected to close early in 2000.

      On April 30, 1999, the Company filed for changes in the prices it charges Oregon customers. The filing is required as part of a 1998 Oregon Public Utility Commission (the "OPUC") order which uses set formulas to moderate the impact of cost fluctuations on customer prices, while assuring high-quality service. The filing also contained a request to increase the revenues collected under its system benefits charge. These changes were approved by the OPUC in June 1999, and became effective July 1, 1999. This resulted in a price increase of approximately 1.3%, or $9 million annually, in Oregon.

      On November 5, 1999, the Company filed for a rate increase before the OPUC. This rate increase contains two phases. In the first phase, the Company is asking for an annual increase of $61.8 million, or 8.5%. The Company's effective date for this phase of the tariff increase is expected to be in the fall of 2000. In the second phase, the Company is asking for an annual increase of up to $26.4 million, or 3.4%, to be effective at the end of the term of the current Alternative Form of Regulation on July 1, 2001.

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

      On November 15, 1999, the IPUC approved the merger. In Idaho, the Company offered a $1.6 million per year merger credit to retail tariff customers for four years beginning on January 1, 2000. The credit could be wholly or partially eliminated in years three and four to the extent that merger savings are reflected in prices.

      On July 26, 1999, the Company filed for a rate increase before the Wyoming Public Service Commission (the "WPSC"). The Company is asking for an annual increase of $12 million, or 4.9%, based on a test year ended December 31, 1998. The effective date for this tariff increase is expected to be in the spring of 2000.

      On October 5, 1999, the WPSC announced it has decided to approve the merger and issued a final written order on November 22, 1999. The companies agreed to make a filing guaranteeing a minimum of $4 million per year in cost savings that will be reflected in future rate cases.

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

 6.   CONTINGENT LIABILITIES

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

 7.   COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

      Millions of dollars/For three months ended March 31   1999       1998
      ________________________________________________________________________

      Net income (loss)                                   $ 91.3     $(15.1)
      Other comprehensive income
        Foreign currency translation adjustment, net
          of taxes 1999/$3.9 and 1998/$9.1                   6.1       13.0
        Unrealized gain on available-for-sale
          securities, net of taxes: 1999/$-                 (0.1)         -
        Unrealized gain on shares of The Energy
          Group PLC, net of taxes of $4.6                      -        7.2
                                                           _____      _____

      Total comprehensive income                          $ 97.3     $  5.1
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

Domestic electric operations earnings contribution was $75 million, or $0.25 per share, in the three months ended March 31, 1999 compared to $6 million, or $0.02 per share, in 1998. Excluding the $70 million charge relating to the work force reduction, the earnings contribution in 1998 would have been $76 million, or $0.26 per share.

The Utah rate order received in March 1999 reduced earnings for the three months ended March 31, 1999 by $6 million, or $0.02 per share. This decrease was offset by lower interest expense and increased interest income totaling $11 million, or $0.04 per share, due to funds received by domestic electric operations as intercompany dividends from Holdings of $500 million and $660 million in October 1998 and January 1999, respectively. Non-fuel operations and maintenance and administrative and general costs declined 2% in the three months ended March 31, 1999, consistent with the Company's recent actions to reduce these costs.

The earnings contribution for the three months ended March 31, 1999 from the Company's Australian electric operations totaled $10 million, or $0.04 per share, compared to $14 million, or $0.05 per share, in 1998. The decreased earnings contribution from Australian operations was primarily attributable to an increase in purchased power expense.

Other operations reported income of $1 million for the three months ended March 31, 1999 compared to losses of $39 million in the same period a year ago. The increase in earnings was primarily due the $54 million after-tax charge for costs associated with the Company's terminated bid for TEG in 1998. This increase was partially offset by decreased earnings from PFS and Holdings.

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

Wholesale sales decreased $259 million. The decrease in revenues was driven by a 57% decline in energy volumes. Lower short-term and spot market wholesale energy volumes decreased revenues by $264 million. Related energy prices averaged $20 per MWh in the three months ended March 31, 1999, a 3% increase over the prior year. The higher prices for these sales added $7 million to revenues in the three months ended March 31, 1999. This decline in energy volumes is consistent with the Company's decision to scale back short-term wholesale sales.

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

See Note 5 regarding regulation of domestic electric operations' utility properties.

Operating Expenses

Total operating expenses decreased $370 million, or 38%. This decrease was primarily attributable to decreased purchased power expense due to the decline in wholesale sales and the $113 million pretax special charge in 1998 for the work force reduction that occurred in the same period in 1998.

Purchased power expense decreased $249 million, to $210 million. The lower expense was primarily due to a 12.5 million MWh decrease in short-term firm and spot market energy purchases which decreased purchased power expense $243 million. Short-term firm and spot market purchase prices averaged $19 per MWh in the three months ended March 31, 1999 versus $20 per MWh in 1998, a 5% decrease. The decrease in purchase prices reduced costs $9 million. Higher volumes relating to long-term firm purchased power contracts added $3 million to purchased power costs.

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
                                                     =======     =======

Fuel expense was down $3 million, or 3%, to $120 million in 1999. Thermal generation was down 4% to 12.8 million MWh. The average cost per MWh increased to $9.31 from $9.17 in the prior year due to increased generation at plants with higher fuel costs. The shift in generation resulted from unscheduled plant outages. Hydroelectric generation increased 13% compared to the three months ended March 31, 1998 due to favorable water conditions.

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
                                  =====    =====                 ====

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U.S. dollars was 0.63 for the three months ended March 31, 1999 as compared to 0.67 in 1998, a 6% decrease in the quarter. The effect of this change in exchange rates lowered revenues by $8 million and costs by $7 million in 1999.

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

Other revenues increased $1 million largely as a result of an increase in revenue from construction projects for customers who own their own distribution assets, some of whom are other distribution businesses in Australia.

Operating Expenses

Purchased power expense increased $4 million, or 7%, to $59 million. Higher average prices increased power costs by $6 million. Prices for purchased power averaged $22 per MWh for the three months ended March 31, 1999 compared to $19 per MWh in 1998. This price increase was the result of a contract dispute Powercor is having with a power supplier in Australia. The power supplier did not meet its contractual obligation to deliver power to Powercor at the agreed upon rate, which forced Powercor to purchase power on the open market at a rate higher than it paid last year. This increase was offset in part by a 4% decrease in purchased power volumes that reduced costs $2 million.

As of September 30, 1999, the contract dispute with the power supplier had resulted in $15 million of higher purchased power costs and $3 million in legal fees. Powercor brought suit to enforce the contract and recover its damages. On November 17, 1999, the Supreme Court of Victoria upheld the validity of these contracts. On December 14, 1999, the Court ordered specific performance on the remaining contracts and payment for failure to perform in the past. This order is still subject to appeal.

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
                                     ====      =====       ====

Other operations reported income of $1 million in the three months ended March 31, 1999 compared to losses of $39 million in the same period a year ago. The increase in earnings was primarily due to an $86 million pretax ($54 million after-tax) charge in 1998 for costs associated with the Company's terminated bid for TEG.

Results from other operations for the three months ended March 31, 1999 were reduced by approximately $11 million, or $0.04 per share, in decreased interest income as the result of cash dividends of $500 million paid in October 1998 and $660 million paid in January 1999 by Holdings to domestic electric operations. This cash had been invested by Holdings in interest bearing instruments prior to the dividends.

For 1999, PFS reported break even results, a $7 million decrease from 1998. This decrease was primarily attributable to the sale of its affordable housing properties and operating leases that reduced income $6 million. In May 1998, PFS sold a majority of its investments in affordable housing for $80 million, which approximated book value. In addition, PFS incurred a $1 million loss relating to sales of synthetic coal fuel by its subsidiaries.

Other energy development businesses recorded no earnings or losses in 1999 compared to a loss of $5 million, or $0.02 per share, in 1998. This reduction in losses was the result of the decision to exit these development businesses in October 1998.

FINANCIAL CONDITION -

      For the three months ended March 31, 1999:

OPERATING ACTIVITIES

      Net cash flows provided by continuing operations were $274 million during the period compared to $216 million in 1998. The $58 million increase in operating cash flows was primarily attributable to decreased working capital requirements.

      Net cash used in discontinued operations in 1998 represents payment of income taxes in early 1998 associated with a $671 million pretax gain recorded in December 1997 on the sale of PTI. Net cash provided by discontinued operations in 1999 represents payments received from TPC on its intercompany note payable to Holdings.

INVESTING ACTIVITIES

      Capital spending totaled $117 million in 1999 compared with $138 million in 1998. Investments in and advances to affiliated companies-net is down $21 million because the three months ended March 31, 1998 included the construction of synthetic coal fuel plants by subsidiaries of PFS.

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

YEAR 2000

      This Year 2000 disclosure reflects the status of the Company's preparedness through December 31, 1999. This disclosure is consistent with those given previously by the Company. As of January 13, 2000, the Company has experienced some minor Year 2000 related problems with its business systems that were quickly identified and corrected. Due to the nature of Year 2000 problems, it is still too early to determine whether additional problems will occur. While the Company does not anticipate any major Year 2000 problems to occur, it is continuing to monitor systems for any latent Year 2000 issues.

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

      The Company completed its testing and remediation on all critical systems and met the July 1, 1999 milestone to be ready for the year 2000. Following months of preparation and testing, the Company has finished advancing the system clocks in all thermal generating units and substations to dates beyond March 1, 2000. The Company will reset the dates on equipment during the second quarter of 2000. By operating in the year 2000 now, the Company is demonstrating confidence in its Year 2000 preparation and plans to conduct business as usual on January 1, 2000. This also reduces any risks inherent in the end-of-year and leap year date turnovers to producing and delivering electric power.

      The Company's Year 2000 project office continues to coordinate all Year 2000 activities throughout the corporation, as well as with suppliers and business partners. This work will continue well into early 2000 with full-time employees and contractors completing the final wrap-up of the project. The following summarizes the status of the Year 2000 project as of December 1, 1999.

Areas complete (as of December 1, 1999)
_______________________________________
Computer Systems - Correct and Test
Computer Systems - Applications to replace
Electric Systems - Inventory
Electric Systems - Assessment
Electric Systems - Correct and Test
Initial Contingency planning
Computer Systems - Desktop
Non-Critical Systems - Enterprise wide
Continued compliance testing
Contingency exercises

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

             Readiness Target Dates           Percent of all Critical Third
                 (on or before)                       Parties Ready
                   12/31/1998                             14%
                   03/31/1999                             18%
                   06/30/1999                             44%
                   09/30/1999                             79%
                   12/31/1999                            100%

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

      The Company, the North American Electric Reliability Council ("NERC") and the Western Systems Coordinating Council ("WSCC") are working closely together to ensure the integrity of the interconnected electrical distribution and transmission system in the Company's service area and the western United States. NERC coordinates the efforts of the ten regional electric reliability councils throughout the United States, while WSCC is focused on reliable electric service in the western United States. These agencies required Year 2000 readiness for all interconnected electric utilities by July 1, 1999. The Company has submitted its draft contingency plans to the WSCC as required by NERC. The Company participated in the NERC sponsored industry preparedness drills on April 9, 1999 and September 9, 1999.

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

Powercor
________

      Powercor implemented its Customer Service System in October 1999, and upgrades to its large customer billing system were installed in November 1999. The Operations Management System was replaced in November 1999. All of these systems are Year 2000 ready.

Mining
______

      Few Year 2000 impacts have been identified within the mining subsidiaries. The Year 2000 project completed its activities in October 1999.

      The Company has incurred $25.4 million in costs relating to the Year 2000 project through November 30, 1999. The majority of these costs have been incurred to repair software problems. The total cost of the Year 2000 project is estimated at $26 to $30 million, which will be principally funded from operating cash flows. This estimate does not include the cost of system replacements that will be Year 2000 ready, but are not being installed primarily to resolve Year 2000 problems. Year 2000 information technology ("IT") remediation costs amount to approximately 5% of IT's budget. The Company has not delayed any IT projects that are critical to its operations as a result of Year 2000 remediation work. No independent verification of risk and cost estimates has been undertaken to date.

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

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
______      ________________________________

      (a)   Exhibits.

            Exhibit 12(a): Statements of Computation of Ratio of Earnings to Fixed Charges. (Incorporated by reference to Exhibit 12(a) to Form 10-Q for the quarter ended March 31, 1999, dated May 12, 1999, File No. 1-5152.)

            Exhibit 12(b): Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
            (Incorporated by reference to Exhibit 12(b) to Form 10-Q for the quarter ended March 31, 1999, dated May 12, 1999, File No. 1-5152.)

            Exhibit 15: Letter re unaudited interim financial information of awareness of incorporation by reference. (Incorporated by reference to Exhibit 15 to Form 10-Q for the quarter ended March 31, 1999, dated May 12, 1999, File No. 1-5152.)

            Exhibit 27:  Financial Data Schedule for the quarter ended
            March 31, 1999 (filed electronically only). (Incorporated by reference to Exhibit 27 to Form 10-Q for the quarter ended March 31, 1999, dated May 12, 1999, File No. 1-5152.)

      (b)   Reports on Form 8-K.

            On Form 8-K, dated November 29, 1999, the Company reported
            "Item 1. Change in Control of Registrant," "Item 4. Changes in Registrant's Certifying Accountant" and "Item 8. Change in Fiscal Year."

                                   SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PACIFICORP




Date      January 13, 2000                By ROBERT R. DALLEY
     _________________________               _________________________________
                                             Robert R. Dalley
                                             Controller and
                                             Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION                             PAGE
_______                           ___________                             ____

            Exhibit 12(a):  Statements of Computation of Ratio of
            Earnings to Fixed Charges. (Incorporated by reference to Exhibit 12(a) to Form 10-Q for the quarter ended
            March 31, 1999, dated May 12, 1999, File No. 1-5152.)

            Exhibit 12(b):  Statements of Computation of Ratio of
            Earnings to Combined Fixed Charges and Preferred Stock
            Dividends. (Incorporated by reference to Exhibit 12(b) to Form 10-Q for the quarter ended March 31, 1999, dated May 12, 1999, File No. 1-5152.)

            Exhibit 15:  Letter re unaudited interim financial
            information of awareness of incorporation by reference.
            (Incorporated by reference to Exhibit 15 to Form 10-Q for the quarter ended March 31, 1999, dated May 12, 1999, File No. 1-5152.)

            Exhibit 27:  Financial Data Schedule for the quarter
            ended March 31, 1999 (filed electronically only).
            (Incorporated by reference to Exhibit 27 to Form 10-Q for the quarter ended March 31, 1999, dated May 12, 1999, File No. 1-5152.)