Form 10-Q
period 2000-06-30
PACIFICORP /OR/
filed 2000-08-14
CIK 75594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-5152

PacifiCorp
(Exact name of registrant as specified in its charter)

STATE OF OREGON (State or other jurisdiction of incorporation or organization)	93-0246090 (I.R.S. Employer Identification No.)
825 N.E. Multnomah Suite 2000 Portland, Oregon (Address of principal executive offices)	97232 (Zip code)

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

2 3 4 6 13 24 24 25

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements

PacifiCorp
Condensed Consolidated Statements of Income and Retained Earnings
(Millions of Dollars)
(Unaudited)

Three Months Ended June 30,
	2000	1999
REVENUES	$1,029.5	$ 943.7
EXPENSES Purchased power Other operations and maintenance Depreciation and amortization Administrative and general Taxes, other than income taxes TOTAL	391.9 284.6 116.2 63.2 24.9 880.8	299.3 266.4 115.8 65.9 24.8 772.2
Other operating income Impairment of Australian assets (LOSS) INCOME FROM OPERATIONS	3.4 (175.8) (23.7)	- - 171.5
INTEREST EXPENSE AND OTHER Interest expense Interest capitalized ScottishPower merger costs Other (income)/expense - net TOTAL	82.4 (3.0) - (6.3) 73.1	86.9 (7.8) 8.4 (5.9) 81.6
(Loss) income from continuing operations before income taxes Income tax expense	(96.8) 37.9	89.9 34.9
(Loss) income from continuing operations	(134.7)	55.0
Discontinued Operations (less applicable income tax expense: 1999/$0.7) NET (LOSS) INCOME	- (134.7)	1.1 56.1
RETAINED EARNINGS BEGINNING OF PERIOD Cash dividends declared Preferred stock Common stock RETAINED EARNINGS END OF PERIOD	622.2 (4.0) (229.5) $ 254.0	738.8 (4.2) (80.3) $ 710.4
(LOSS) EARNINGS ON COMMON STOCK	$ (139.3)	$ 51.3

See accompanying Notes to Condensed Consolidated Financial Statements

PacifiCorp
Condensed Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

Three Months Ended June 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities

    Income from discontinued operations
    Depreciation and amortization
    Deferred income taxes and investment tax
      credits - net
    Loss/(gain) on sale of assets
    Utah rate order
    Other
    Accounts receivable and prepayments
    Materials, supplies and fuel stock
    Accounts payable and accrued liabilities
  Net cash provided by continuing operations
  Net cash used in discontinued operations

NET CASH PROVIDED BY OPERATING ACTIVITIES

	$ (134.7) - 118.1 (56.8) 202.2 - (7.9) (87.4) (9.2) 203.5 227.8 - 227.8	$ 56.1 (1.1) 118.2 22.5 (0.4) (39.5) 4.3 33.4 (16.0) (51.9) 125.6 (20.0) 105.6

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction
  Investments in and advances to
    affiliated companies - net
  Proceeds from asset sales
  Proceeds from sales of finance assets and
    principal payments
  Other

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

	(116.4) (1.8) 265.3 5.1 2.3 154.5	(159.8) (0.1) 153.1 16.7 (24.2) (14.3)
CASH FLOWS FROM FINANCING ACTIVITIES Changes in short-term debt Proceeds from long-term debt Dividends paid Repayments of long-term debt Other NET CASH USED IN FINANCING ACTIVITIES	2.8 504.6 (153.1) (622.0) 0.3 (267.4)	(39.5) 473.5 (84.1) (614.9) 0.3 (264.7)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD CASH AND CASH EQUIVALENTS AT END OF PERIOD	114.9 154.2 $ 269.1	(173.4) 416.2 $ 242.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for Interest (net of amount capitalized) Income tax paid	$ 88.7 0.4	$ 94.1 29.6

See accompanying Notes to Condensed Consolidated Financial Statements

PacifiCorp
Condensed Consolidated Balance Sheets
(Millions of Dollars)
(Unaudited)

ASSETS

	June 30, 2000	March 31, 2000

CURRENT ASSETS
  Cash and cash equivalents
  Accounts receivable less allowance
    for doubtful accounts: June
    2000/$21.2 and March 2000/$21.3
  Materials, supplies and fuel stock at
    average cost
  Other
  TOTAL CURRENT ASSETS

	$ 269.1 687.5 167.3 63.2 1,187.1	$ 154.2 561.6 177.4 68.0 961.2
PROPERTY, PLANT AND EQUIPMENT Domestic electric operations Australian electric operations Other operations Accumulated depreciation and amortization TOTAL PROPERTY, PLANT AND EQUIPMENT - NET	12,557.9 1,204.4 48.9 (4,811.0) 9,000.2	12,862.7 1,281.0 49.4 (4,994.8) 9,198.3
OTHER ASSETS Investments in and advances to affiliated companies Intangible assets Regulatory assets Finance note receivable Finance assets - net Deferred charges and other TOTAL OTHER ASSETS	110.9 172.9 967.1 194.7 286.7 331.2 2,063.5	116.0 382.7 789.7 196.8 288.3 347.6 2,121.1
TOTAL ASSETS	$12,250.8	$12,280.6

See accompanying Notes to Condensed Consolidated Financial Statements

PacifiCorp
Condensed Consolidated Balance Sheets
(Millions of Dollars)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2000	March 31, 2000
CURRENT LIABILITIES Long-term debt currently maturing Notes payable and commercial paper Accounts payable Taxes, interest and dividends payable Customer deposits and other TOTAL CURRENT LIABILITIES	$ 265.7 111.8 711.5 406.2 109.7 1,604.9	$ 186.9 109.0 480.0 255.3 103.0 1,134.2
DEFERRED CREDITS Income taxes Investment tax credits Regulatory liabilities Other TOTAL DEFERRED CREDITS	1,548.7 113.3 225.2 741.3 2,628.5	1,642.2 115.2 46.8 683.4 2,487.6
LONG-TERM DEBT	3,976.2	4,221.5
COMMITMENTS AND CONTINGENCIES (See Note 6)	-	-
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES	341.0	340.9
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	175.0	175.0
PREFERRED STOCK	41.5	41.5
COMMON EQUITY Common shareholder's capital Retained earnings Accumulated other comprehensive income TOTAL COMMON EQUITY	3,285.0 254.0 (55.3) 3,483.7	3,284.9 622.2 (27.2) 3,879.9
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,250.8	$12,280.6

See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2000

 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2000 and March 31, 2000 and for the periods ended June 30, 2000 and 1999, in the opinion of management, include all adjustments, constituting only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Annual Report on Form 10-K.

The condensed consolidated financial statements of the Company include the integrated domestic electric utility operations of Pacific Power and Utah Power and include the Company's wholly owned and majority owned subsidiaries. Major subsidiaries, all of which are wholly owned, are: PacifiCorp Group Holdings Company ("Holdings"), which holds directly or through its wholly owned subsidiary, PacifiCorp International Group Holdings Company, all of the Company's nonintegrated electric utility investments, including Powercor Australia Ltd. ("Powercor"), an Australian electricity distributor, and PacifiCorp Financial Services, Inc. ("PFS"), a financial services business. Together these businesses are referred to herein as the Companies. Significant intercompany transactions and balances have been eliminated. As a result of regulatory requirements and the existence of debt instruments that are secured by the assets of the Company, the basis of assets and liabilities reported in the Company's financial statements has not been revised to reflect the acquisition of the Company by Scottish Power plc ("ScottishPower"). The assets, liabilities and shareholders' equity continue to be presented at historical cost.

On August 2, 2000, the Company reached an agreement to sell the Company's indirect ownership of Powercor and the Company's 19.9% interest in the Hazelwood Power Partnership ("Hazelwood"). For more information on the sale, see Note 7 to the condensed consolidated financial statements.

Certain amounts have been reclassified to conform with the fiscal 2001 method of presentation. These reclassifications had no effect on previously reported consolidated net income.

 2.  CHANGE IN FISCAL YEAR

Effective November 30, 1999, the Company changed its fiscal year end from December 31 to March 31, which is the fiscal year end for ScottishPower. As a result of this change, the first quarter refers to the period April through June, the second quarter refers to July through September, the third quarter refers to October through December and the fourth quarter refers to January through March. The years ending March 31, 2001 and 2000 and quarterly periods within those years are referred to as 2001 and 2000 periods, respectively. Powercor's fiscal year end remains December 31. Consequently, the Company's consolidated balance sheet and statements of consolidated income and retained earnings and consolidated cash flows as of and for the quarter ended June 30, 2000 include Powercor's financial statements as of and for the quarter ended March 31, 2000.

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

As a result of the Merger, the Company is implementing a transition plan (the "Transition Plan") with significant organizational and operational changes. The Company expects to reduce its workforce company-wide by approximately 1,600 over a five-year period, mainly through early retirement, voluntary severance and attrition. The early retirement and severance costs are being deferred and amortized over future periods, as ordered by the various utility commission accounting orders received by the Company. As of June 30, 2000, the Company had recorded $175 million as regulatory assets under the accounting orders for these costs. The final costs of the early retirement offering and severance program will not be determinable until final retirement and severance dates are determined and the employees that are part of the severance program have been specifically identified.

 4.  DISCONTINUED OPERATIONS

In October 1998, the Company decided to exit its energy trading business by offering TPC Corporation ("TPC") for sale and ceasing the eastern U.S. electricity trading operations of PacifiCorp Power Marketing ("PPM"). PPM's activities in the eastern United States have been discontinued and all forward electricity trading has been closed. On April 1, 1999, Holdings sold TPC to NIPSCO Industries, Inc. for $150 million. This activity resulted in a net after-tax gain of $1 million in the first quarter of 2000.

Holdings had $14 million and $15 million as of June 30, 2000 and March 31, 2000, respectively, of liabilities in "Customer deposits and other" relating to the sale or exit of the discontinued operations.

 5.  ACCOUNTING FOR THE EFFECTS OF REGULATION

On May 24, 2000, the Company received an order from the Utah Public Service Commission (the "UPSC") authorizing increased prices in Utah for residential, irrigation, small commercial and lighting customers by 4.24% and large commercial and industrial customers by less than 1%. The price increase is expected to result in annual revenues of $17 million. The order was effective on May 25, 2000 and allowed recovery of certain costs that had been previously written-off. As a result, a $17 million regulatory asset was established. Additional written-off costs are currently under review by the UPSC and the Oregon Public Utility Commission (the "OPUC") for possible future recovery.

The Company has an agreement with Nor-Cal Electric Authority for the sale of the Company's California electric assets for $178 million. The Company does not expect to incur a material gain or loss on this sale. On August 7, 2000, the Administrative Law Judge for the California Public Utilities Commission (the "CPUC") issued a Draft Decision which dismissed the Company's application for approval of the sale to Nor-Cal. This Draft Decision is scheduled to be addressed by the CPUC on September 7, 2000.

On June 20, 2000, the Company received approval from the OPUC for an overall price increase of 1.8%, or $13.7 million, through an annual adjustment as part of the alternative form of regulation process previously authorized in Oregon ("AFOR"). Of this amount, approximately $10 million is offset by costs mandated by regulators. The increase will cause rates for residential customers to rise by 2.9%, for large industrial users by 1.1%, and for commercial customers by 0.5%. The new rates took effect July 1, 2000.

During 1999, legislation was enacted in Oregon that requires competition for industrial and large commercial customers of both the Company and Portland General Electric Company by October 1, 2001. See "Item 1. Business-Domestic Electric Op erations-Competition" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The law authorizes the OPUC to make decisions on a variety of important issues, including the method for valuation of stranded costs/benefits. The Company continues to participate in the OPUC proceedings to establish the rules and procedures that will implement the new law.

In connection with this process, the Company expects to submit an estimate of the value of its generating facilities. This valuation will be based on various assumptions, including future electricity prices and cost estimates for compliance with existing and anticipated air quality regulations impacting the Company's thermal generation, as well as the estimated costs associated with relicensing of the Company's hydroelectric facilities. The Company's preliminary analyses indicate that the after-tax present value of the air quality and hydroelectric costs over the projected useful life of the thermal plants, and the term of the licenses in the case of the hydroelectric licenses, could exceed $1 billion predominantly in increased capital expenditures. The final outcome is dependent on a variety of factors, including the actual terms and applicability of existing and anticipated environmental laws and regulations, the costs associated with lost generation, developments in pollution control technologies, and the actual terms and conditions of any new hydroelectric licenses. The ultimate impact of these compliance costs on the Company will depend on the regulatory treatment of such costs, whether the Company elects to sell or abandon facilities rather than make the required capital expenditures, and numerous other factors, many of which are beyond the Company's control.

On May 25, 2000, the Company received an order from the Wyoming Public Service Commission ("WPSC") authorizing an increase in prices resulting in increased annual revenues of $11 million. The WPSC did not allow recovery of approximately $1 million of the requested $12 million increase allocated to partial requirements industrial customers, finding that the cost of service study was not sufficient to support the increase to this class. The Company refiled for this $1 million increase and received WPSC approval effective July 19, 2000.

On August 9, 2000, the Company received an order from the Washington Utilities and Transportation Commission which authorized the Company to increase rates by 3% on September 1, 2000, 3% on January 1, 2002 and 1% on January 1, 2003.

On June 5, 2000, the Idaho Public Utilities Commission approved implementation of the third step in the planned phase-out of Bonneville Power Administration regional exchange credits, which expire in 2001. See the Company's 2000 Annual Report on Form 10-K for more information.

The Company is extensively involved in a voluntary effort to form a Regional Transmission Organization ("RTO") in the Northwest (the "RTO West") in support of FERC Order 2000. FERC has required participating utilities to file by October 16, 2000 structural and operational issues associated with RTO formation.

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

 7.  ASSET SALES

On August 2, 2000, the Company reached an agreement to sell the Company's indirect ownership of Powercor and the Company's 19.9% interest in Hazelwood, both indirect, wholly owned subsidiaries of the Company, to Cheung Kong Infrastructure and Hongkong Electric Holdings for approximately AUS $2.4 billion, including repayment or assumption of debt of approximately AUS $1.3 billion. Powercor and Hazelwood represent all of the Australian electric operations segment of the Company. The transaction is subject to certain conditions and is expected to be completed in September 2000. The sale of the Company's interest in Hazelwood is subject to certain additional conditions, including the non-exercise or waiver of rights of the other partners in Hazelwood to purchase the Company's interest. The Company has recorded an impairment of $188 million in anticipation of the loss on the sale, which is subject to adjustment at completion of the sale.

The determination of the impairment resulting from the anticipated sale of Australian electric operations is as follows:

	Pre-Tax	After-Tax
Australian electric operations: Anticipated loss on sale Loss due to cumulative unfavorable changes in foreign exchange rate Total Australian electric operations	$(122.4) (80.7) (203.1)	$(122.4)[a] (80.7)[a] (203.1)
Other operations: Anticipated gain on swap settlement	27.3	14.7
Net impairment (reduction to intangibles)	$(175.8)	$(188.4)

(a) The company does not currently have capital gains to offset this capital loss and therefore no tax benefit has been anticipated. Future capital gains will be used to offset these capital losses.

In July 2000, Holdings paid off $250 million of debt in anticipation of this sale.

On May 4, 2000, the utility partners (including the Company) who owned the Centralia Power Plant, sold the plant and the adjacent coal mine for approximately $500 million. As a result of the sale, the Company has agreed to return approximately $153 million to its customers mainly relating to the gain on the sale. This amount was included in regulatory liabilities and is being amortized by regulatory jurisdiction over periods of up to 20 years. After reflecting the amount to be returned to customers, the Company recorded a one-time loss of $14 million associated with this sale. For more information on the sale, see the Company's 2000 Annual Report on Form 10-K.

 8.  COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

Three-Month Periods Ended June 30,
2000	1999
(Dollars in Millions)

Net (loss) income
Other comprehensive (loss) income
  Foreign currency translation
    adjustment, net of taxes:
    2000/$(17.9); 1999/$10.1
  Unrealized loss on available-
    for-sale securities, net of taxes:
    2000/$(0.4)

Total comprehensive (loss) income

$(134.7) (27.4) (0.7) $(162.8)	$ 56.1 15.9 - $ 72.0

 9.  NEW ACCOUNTING STANDARDS

On June 26, 2000, the SEC issued Staff Accounting Bulletin ("SAB") No. 101B "Second Amendment: Revenue Recognition in Financial Statements" which delays the implementation date of SAB 101 "Revenue Recognition in Financial Statements" until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The effect of adoption of this bulletin is not expected to have a material effect on the Company's consolidated financial position or results of operations.

10.  SEGMENT INFORMATION

Selected information regarding the Company's operating segments, Domestic electric operations, Australian electric operations, and Other operations, are as follows:

Millions of dollars	Total Company	Domestic Electric Operations	Australian Electric Operations	Other Operations & Eliminations
For the three months ended: June 30, 2000 Net sales and revenues (all external) (Loss) income from continuing operations	$1,029.5 (134.7)	$ 849.2 32.4	$ 154.2 (192.9)	$ 26.1 25.8
June 30, 1999 Net sales and revenues (all external) Income from continuing operations Income from discontinued operations	$ 943.7 55.0 1.1	$ 772.3 42.6 -	$ 160.4 9.1 -	$ 11.0 3.3 1.1

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

Summary Results of Operations

This report includes forward-looking statements that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company and its subsidiaries, including the factors identified in the Company's 2000 Annual Report on Form 10-K. Such forward-looking statements should be considered in light of those factors.

Unless otherwise stated, references below to periods in 2001 are to periods in the fiscal year ending March 31, 2001, while references to periods in 2000 are to periods in the fiscal year ended March 31, 2000.

Comparison of the three-month periods ended June 30, 2000 and 1999

	June 30,		Change	% Change
	2000	1999
	(Dollars in Millions)
(Loss) earnings contribution on common stock (1) Domestic electric operations Australian electric operations Other operations Continuing operations Discontinued operations (2) Total	$ 27.8 (192.9) 25.8 (139.3) - $(139.3)	$ 37.8 9.1 3.3 50.2 1.1 $ 51.3	$ (10.0) (202.0) 22.5 (189.5) (1.1) $(190.6)	(26) * * * (100) *

*Not a meaningful number.

(1)  (Loss) earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other operations; (c) is net of preferred dividend requirements and minority interest.

(2)  Represents the discontinued operations of TPC and the eastern United States energy trading activities of PPM.

The Company recorded a loss on common stock of $139 million in the first quarter of 2001 compared to earnings of $51 million in the first quarter of 2000.

Domestic electric operations earnings contribution was $28 million, a decrease of $10 million compared to the first quarter of 2000. Exceptionally high purchased power costs in the western U.S. reduced earnings as compared to a year ago. The purchased power prices reflect decreased hydroelectric generation and higher loads due to hotter than normal weather. Additionally, the Company experienced unanticipated outages resulting in increased power purchases in periods of high prices.

Australian electric operations recorded a loss of $193 million in the first quarter of 2001 compared to income of $9 million in the 2000 quarter. This decrease was primarily due to a $203 million impairment loss recorded on the anticipated sale of Australian electric operations, partially offset by an increase in energy volumes sold to contestable customers.

Other operations reported income of $26 million in the 2001 quarter compared to $3 million in the 2000 quarter. This increase was primarily due to a reduction in expenses relating to exiting energy development businesses, and an impairment offset related to the anticipated settlement of foreign currency swaps associated with the Company's investment in Australian electric operations. For more information on the sale of Australian electric operations, see Note 7 to the condensed consolidated financial statements.

Results of Operations

DOMESTIC ELECTRIC OPERATIONS

Comparison of the three-month periods ended June 30, 2000 and 1999

	June 30,		Change	% Change
	2000	1999
(Dollars in Millions)
Revenues Residential Commercial Industrial Other Retail sales Wholesale sales and market trading Other Total	$ 174.5 170.1 179.5 7.8 531.9 290.1 27.2 849.2	$ 173.4 159.4 168.7 7.7 509.2 244.0 19.1 772.3	$ 1.1 10.7 10.8 0.1 22.7 46.1 8.1 76.9	1 7 6 1 4 19 42 10
Operating expenses Income from operations Interest expense ScottishPower merger costs Other income - net Income taxes Net income Preferred dividend requirement Earnings contribution	725.1 124.1 66.2 - (5.1) 30.6 32.4 4.6 $ 27.8	630.8 141.5 68.1 8.4 (7.6) 30.0 42.6 4.8 $ 37.8	94.3 (17.4) (1.9) (8.4) 2.5 0.6 (10.2) (0.2) $ (10.0)	15 (12) (3) (100) 33 2 (24) (4) (26)

The Company's operations are planned and managed to meet anticipated requirements through its portfolio of low cost generating assets and its purchase contracts. Demand for power in the first quarter of 2001 exceeded expectations as a result of stronger economic growth in the region, and hotter than normal weather conditions. Supply in the Western Systems Coordinating Council (the "WSCC") has not kept pace with growing demand and the price of natural gas in the WSCC has increased. These factors, along with unanticipated generation outages, including at some of the Company's facilities, led to increases in the level and volatility of power prices in the quarter. This imbalance of supply at higher market prices and higher retail sales at contract or tariff rates led to lower margins in the period. The underlying economic issues of tightening supply and demand balance are expected to impact power prices in the future and are reflected in current forward market prices for the next year, which are well above historical norms. Demand variances from anticipated requirements and the volatility of power prices could impact the Company's power purchase costs in future periods.

Revenues

Total domestic electric operations revenues increased $77 million, or 10%, from the first quarter of 2000. This was primarily attributable to increases in wholesale sales of $46 million and an increase of $23 million in retail revenues.

Residential revenues were up $1 million, or 1%. Growth in the average number of residential customers of 2% added $3 million to revenues. Price increases in Oregon, Utah and Wyoming added $2 million to revenues in 2001. Volume decreases of 1% reduced residential revenues by $4 million.

Commercial revenues were up $11 million, or 7%, primarily as a result of increased economic activity in Utah and Oregon. Growth in the average number of commercial customers of 3% added $6 million to revenues and volume increases of 6% added $5 million to revenues.

Industrial revenues were up $11 million, or 6%. Energy volumes were up 5%, which added $3 million to revenues. As a result of weather conditions in the region, irrigation usage increased, adding $7 million to revenues.

Wholesale sales increased $46 million, or 19%. Sales prices for short-term firm and spot market sales prices averaged $48 per megawatt hour ("MWh") in 2001 compared to $20 per MWh in 2000, creating a $154 million increase in revenues. Partially offsetting this increase was a $105 million decrease resulting from lower short-term firm and spot market energy volumes. In addition, decreased long-term firm contract prices lowered wholesale revenues by $5 million in 2001. The decline in energy volumes is consistent with the Company's decision to scale back short-term wholesale sales.

Other revenues increased by $8 million, or 42%, primarily due to $7 million in revenues resulting from a favorable AFOR price increase calculation in Oregon. These revenue increases were partially offset by costs mandated by regulators. For more information, see Note 5 to the condensed consolidated financial statements.

See Note 5 to the condensed consolidated financial statements regarding recent regulatory action for domestic electric operations' utility properties.

Operating Expenses

Total operating expenses increased $94 million, or 15%. This increase was primarily attributable to increased purchased power expense due to increased prices on short-term purchased power.

Purchased power expense was $334 million, an increase of $107 million, or 47%. Higher prices on short-term firm and spot market purchases increased purchased power expense by $143 million. Short-term firm and spot market purchase prices averaged $50 per MWh in the quarter versus $20 per MWh in 2000. Increased demand for electricity, driven by hotter than normal weather and lower than anticipated generation, drove electricity prices exceptionally higher throughout the western U.S. Partially offsetting the higher prices was a 28% decrease in short-term firm and spot market purchases which decreased costs by $47 million. Increased volumes relating to long-term firm contracts added $8 million to purchased power expense.

Fuel costs decreased $2 million, or 2%, to $102 million, primarily due to the average cost per MWh decreasing from $9.11 in the prior year to $8.82, which resulted from increased generation at plants with lower fuel costs.

Administrative, general and taxes - other expenses decreased $4 million, or 6%, to $63 million. Decreases in contract services costs relating to SAP conversion and Year 2000 conversion were $4 million and $2 million, respectively.

Included within Operating expenses in 2001 were two offsetting items. First, the Utah rate order received in May 2000 successfully resolved the issues surrounding previously denied costs and resulted in the establishment of a $17 million regulatory asset. Second, the Company recorded a one-time loss of $14 million on the sale of the Centralia Power Plant and mine. (For more information, see Note 7 to the condensed consolidated financial statements.)

Other Income and Expense

Domestic electric operations interest expense decreased $3 million primarily due to lower debt balances. First quarter 2000 results included $8 million of ScottishPower merger costs. Other income - net was $5 million of income in the first quarter of 2001, a decrease of $2 million over the prior year. Income tax expense remained unchanged due to the decrease in taxable income being offset by the income tax impact of the Centralia sale.

AUSTRALIAN ELECTRIC OPERATIONS

On August 2, 2000, the Company reached an agreement to sell the Company's indirect ownership of Powercor and the Company's 19.9% interest in Hazelwood. For more information on the sale, see Note 7 to the condensed consolidated financial statements.

Australian electric operations' financial results for the quarter ended March 31, 2000 are included in PacifiCorp's financial results for the quarter ended June 30, 2000. For purposes of this discussion, these financial results are referred to as "June 30, 2000" results.

Comparison of the three-month periods ended June 30, 2000 and 1999

	June 30,		Change Due to Currency Translation	Change Due to Operations	% Change Due to Operations
	2000	1999
	(Dollars in Millions)
Revenues Operating expenses (Loss) income from operations Interest expense Equity in losses of Hazelwood Other income - net Income taxes expense (Loss) earnings contribution	$ 154.2 324.3 (170.1) 15.0 1.5 - 6.3 $(192.9)	$160.4 130.9 29.5 14.4 1.9 (0.3) 4.4 $ 9.1	$(5.3) (4.1) (1.2) (0.5) (0.1) - (0.2) $(0.4)	$ (0.9) 197.5 (198.4) 1.1 (0.3) 0.3 2.1 $(201.6)	(1) * * 8 (16) 100 48 *

*Not a meaningful number.

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U. S. dollars was 0.63 in the 2001 period as compared to 0.65 in the 2000 period, a 3% decrease. The effect of this change in exchange rates decreased revenues by $5 million and costs by $5 million in the first quarter of 2001.

The following discussion excludes the effects of the lower currency exchange rates in 2001.

Revenue

Overall, Australian electric operations' total revenues remained flat compared to the June 1999 quarter. Electricity revenues increased $7 million primarily due to an 8% increase in energy volumes sold to contestable customers. Other revenues decreased $8 million because the June 1999 quarter included an $8 million contract settlement received from the Australian government.

Operating Expenses

Operating expenses increased $198 million primarily due to a $203 million impairment loss recorded on the anticipated sale of Australian electric operations, partially offset by a decrease of $6 million in purchased power expense. The decrease in purchased power expense was due to lower contract prices paid for power resulting from the favorable court ruling Powercor received in a dispute with one of its suppliers, as described below. This decrease was partially offset by an increase in administrative and general expenses incurred in 2001, primarily due to costs associated with a project to transition to full retail contestability.

The power supplier in the dispute noted above did not meet its contractual obligation to deliver power to Powercor at the agreed upon rate, which forced Powercor to purchase power on the open market in 2000 at a rate higher than it paid in 2001. On November 17, 1999, the Supreme Court of Victoria upheld the validity of the contracts with the supplier and, on December 14, 1999, ordered specific performance on the remaining contracts and payment of $29 million for failure to perform in the past. On December 21, 1999, the power supplier filed a notice of appeal seeking to overturn all of the judgments against it. The appeal is listed for hearing on October 2, 2000.

OTHER OPERATIONS

Comparison of the three-month periods ended June 30, 2000 and 1999

	June 30,		Change	% Change
	2000	1999
	(Dollars in Millions)
Earnings contribution PFS Holdings and other operations	$ 5.3 20.5 $ 25.8	$ 3.1 0.2 $ 3.3	$ 2.2 20.3 $ 22.5	71 * *

*Not a meaningful number.

Other operations reported income of $26 million in the quarter compared to income of $3 million in the same period a year ago.

In 2001, PFS's earnings contribution increased $2 million compared to the first quarter of 2000 primarily due to increased revenues and tax credits of $23 million, offset by increased operating expenses of $21 million, at the synthetic coal fuel plants owned by subsidiaries of PFS.

Holdings and other operations' 2000 results included losses associated with exiting energy development businesses of approximately $4 million. Additionally, interest income in 2001 increased $1 million compared to the prior year, and the anticipated settlement of foreign currency swaps associated with the Company's investment in Australian electric operations resulted in an impairment offset of $14 million. For more information on the sale, see Note 7 to the condensed consolidated financial statements.

FINANCIAL CONDITION -

For the three months ended June 30, 2000:

OPERATING ACTIVITIES

Net cash flows provided by continuing operations were $228 million during the period compared to $126 million in the first quarter of 2000. The $102 million increase in operating cash flows was primarily attributable to decreased working capital requirements.

Net cash used in discontinued operations in 2000 represents cash funding of TPC operations through an intercompany note payable with Holdings.

INVESTING ACTIVITIES

Capital spending totaled $116 million in 2001 compared with $160 million in 2000. Construction expenditures decreased in 2001 primarily due to lower expenditures at domestic electric operations. Proceeds from asset sales in 2001 were primarily the result of the sale of the Centralia plant and mine, while proceeds from asset sales in 2000 are attributable to the sale of TPC.

The Company has an agreement with Nor-Cal Electric Authority for the sale of the Company's California electric assets, which recently was the subject of a Draft Decision by the Administrative Law Judge for the CPUC. For more information, see Note 5 to the condensed consolidated financial statements.

CAPITALIZATION

At June 30, 2000, PacifiCorp had approximately $112 million of commercial paper and uncommitted bank borrowings outstanding at a weighted average rate of 6.6%. These borrowings are supported by $800 million of revolving credit agreements. The consolidated subsidiaries had access to $490 million of short-term funds through committed bank revolving credit agreements, and at June 30, 2000, they had $31 million outstanding under bank revolving credit facilities. At June 30, 2000, the Company and its subsidiaries had $368 million of short-term debt classified as long-term debt as they have the intent and ability to support short-term borrowings through the various revolving credit facilities on a long-term basis.

On August 2, 2000, the Company reached an agreement to sell the Company's indirect ownership of Powercor and the Company's 19.9% interest in Hazelwood. For more information on the sale, see Note 7 to the condensed consolidated financial statements.

DIVIDENDS

On May 15, 2000, the Company declared a dividend on common stock of $149 million payable to ScottishPower, the sole common shareholder of record. The dividend was paid June 14, 2000. On June 22, 2000, the Company declared a dividend on common stock of $80 million, which was payable to ScottishPower at June 30, 2000.

_____________________________________________________________________________

The condensed consolidated financial statements as of June 30, 2000 and for the three-month period ended June 30, 2000 have been reviewed by PricewaterhouseCoopers LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and its subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income and retained earnings for the three-month period ended June 30, 2000 and the condensed consolidated statement of cash flows for the three-month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of March 31, 2000, and the related statements of consolidated income, common shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated May 4, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Portland, Oregon

August 9, 2000

PART II.  OTHER INFORMATION

Item 1.    Legal proceedings

A new trial date has been set for a three-week trial, to begin October 16, 2000, relating to the Sierra Club v. Tri-State Generation and Transmission Association, Inc., Public Service Company of Colorado, Inc., Salt River Project Agricultural Improvement and Power District, PacifiCorp and Platte River Power Authority case. (See "Item 3. Legal Proceedings" at page 28 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.)

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits.

           Exhibit 15: Letter re unaudited interim financial information.

           Exhibit 27: Financial Data Schedule for the quarter ended
           June 30, 2000 (filed electronically only).

     (b)   Reports on Form 8-K.

           None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date August 14, 2000	PACIFICORP By ROBERT R. DALLEY Robert R. Dalley Controller and Chief Accounting Officer