Form 10-Q
period 2000-09-30
PACIFICORP /OR/
filed 2000-11-08
CIK 75594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-5152

PacifiCorp
(Exact name of registrant as specified in its charter)

STATE OF OREGON (State or other jurisdiction of incorporation or organization)	93-0246090 (I.R.S. Employer Identification No.)

825 N.E. Multnomah, Suite 2000
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
Report of Independent Accountants
Management's Discussion and Analysis of Financial
   Condition and Results of Operations
OTHER INFORMATION

Legal Proceedings

Exhibits and Reports on Form 8-K

2 3 4 6 15 16 29 29
SIGNATURE	30

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements

PacifiCorp
Condensed Consolidated Statements of Income and Retained Earnings
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2000	1999	2000	1999
REVENUES	$1,431.9	$1,032.2	$2,461.4	$1,975.9
EXPENSES Purchased power Other operations and maintenance Depreciation and amortization Administrative and general Taxes, other than income taxes TOTAL	763.3 329.9 124.3 69.5 23.0 1,310.0	353.5 282.7 112.2 66.0 25.2 839.6	1,155.2 614.5 240.5 132.7 47.9 2,190.8	652.8 549.1 228.0 131.9 50.0 1,611.8
Other operating income Loss on sale of Australian electric operations INCOME FROM OPERATIONS	25.0 (7.4) 139.5	- - 192.6	28.4 (183.2) 115.8	- - 364.1
INTEREST EXPENSE AND OTHER Interest expense Interest capitalized ScottishPower merger costs Other income - net TOTAL	87.2 (4.8) 9.3 (10.7) 81.0	85.7 (3.4) 3.5 (13.5) 72.3	169.6 (7.8) 9.3 (17.0) 154.1	172.6 (11.2) 11.9 (19.4) 153.9
Income (loss) from continuing operations before income taxes Income tax expense	58.5 5.8	120.3 42.1	(38.3) 43.7	210.2 77.0
Income (loss) from continuing operations	52.7	78.2	(82.0)	133.2
Discontinued Operations (less applicable income tax expense: 1999/$0.7) NET INCOME (LOSS)	- 52.7	- 78.2	- (82.0)	1.1 134.3
RETAINED EARNINGS BEGINNING OF PERIOD Cash dividends declared Preferred stock Common stock RETAINED EARNINGS END OF PERIOD	254.0 (3.9) (80.3) $ 222.5	710.4 (4.4) (80.2) $ 704.0	622.2 (7.9) (309.8) $ 222.5	738.8 (8.6) (160.5) $ 704.0
EARNINGS (LOSS) ON COMMON STOCK	$ 48.1	$ 73.4	$ (91.2)	$ 124.7

See accompanying Notes to Condensed Consolidated Financial Statements

PacifiCorp
Condensed Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

Six Months Ended September 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities

    Income from discontinued operations
    Depreciation and amortization
    Deferred income taxes and investment tax
      credits - net
    Interest capitalized on equity funds
    Loss/(gain) on sale of assets
    Regulatory asset establishment - net
    Utah rate order accrued liability
    Other
    Accounts receivable and prepayments
    Materials, supplies and fuel stock
    Accounts payable and accrued liabilities
  Net cash provided by continuing operations
  Net cash used in discontinued operations

NET CASH PROVIDED BY OPERATING ACTIVITIES

	$ (82.0) - 244.7 (47.8) (3.6) 191.3 (39.9) - (46.8) (177.8) (5.1) 401.2 434.2 - 434.2	$ 134.3 (1.1) 231.9 13.3 (7.5) (2.8) - (39.4) (25.4) (75.4) (1.6) 185.7 412.0 (7.2) 404.8

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction
  Investments in and advances to
    affiliated companies - net
  ScottishPower note receivable
  Proceeds from asset sales
  Proceeds from sales of finance assets and
    principal payments
  Other

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

	(222.3) (4.7) (350.0) 960.9 9.1 4.1 397.1	(299.9) (1.0) - 155.7 32.9 (12.3) (124.6)
CASH FLOWS FROM FINANCING ACTIVITIES Changes in short-term debt Proceeds from long-term debt Dividends paid Repayments of long-term debt Other NET CASH USED IN FINANCING ACTIVITIES	(61.9) 1,113.3 (237.2) (1,495.7) (2.1) (683.6)	(46.1) 948.0 (168.9) (1,156.4) 1.6 (421.8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD CASH AND CASH EQUIVALENTS AT END OF PERIOD	147.7 154.2 $ 301.9	(141.6) 416.2 $ 274.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for Interest (net of amount capitalized) Income taxes - net of refunds	$ 186.3 (34.0)	$ 204.8 (19.2)

See accompanying Notes to Condensed Consolidated Financial Statements

PacifiCorp
Condensed Consolidated Balance Sheets
(Millions of Dollars)
(Unaudited)

ASSETS

	September 30, 2000	March 31, 2000

CURRENT ASSETS
  Cash and cash equivalents
  Accounts receivable less allowance
    for doubtful accounts: September
    2000/$15.7 and March 2000/$21.3
  Materials, supplies and fuel stock at
    average cost
  ScottishPower note receivable
  Other
  TOTAL CURRENT ASSETS

	$ 301.9 629.9 156.2 350.0 42.9 1,480.9	$ 154.2 561.6 177.4 - 68.0 961.2
PROPERTY, PLANT AND EQUIPMENT Domestic electric operations Australian electric operations Other operations Accumulated depreciation and amortization TOTAL PROPERTY, PLANT AND EQUIPMENT - NET	12,606.1 - 36.8 (4,694.9) 7,948.0	12,862.7 1,281.0 49.4 (4,994.8) 9,198.3
OTHER ASSETS Investments in and advances to affiliated companies Intangible assets Regulatory assets Finance note receivable Finance assets - net Deferred charges and other TOTAL OTHER ASSETS	56.7 - 955.2 193.8 287.3 308.0 1,801.0	116.0 382.7 789.7 196.8 288.3 347.6 2,121.1
TOTAL ASSETS	$11,229.9	$12,280.6

See accompanying Notes to Condensed Consolidated Financial Statements

PacifiCorp
Condensed Consolidated Balance Sheets
(Millions of Dollars)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2000	March 31, 2000
CURRENT LIABILITIES Long-term debt currently maturing Notes payable and commercial paper Accounts payable Taxes, interest and dividends payable Customer deposits and other TOTAL CURRENT LIABILITIES	$ 136.4 47.1 643.4 429.8 87.5 1,344.2	$ 186.9 109.0 480.0 255.3 103.0 1,134.2
DEFERRED CREDITS Income taxes Investment tax credits Regulatory liabilities Other TOTAL DEFERRED CREDITS	1,599.9 111.3 226.6 781.6 2,719.4	1,642.2 115.2 46.8 683.4 2,487.6
LONG-TERM DEBT	3,091.5	4,221.5
COMMITMENTS AND CONTINGENCIES (See Note 7)	-	-
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES	341.1	340.9
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	175.0	175.0
PREFERRED STOCK	41.5	41.5
COMMON EQUITY Common shareholder's capital Retained earnings Accumulated other comprehensive income TOTAL COMMON EQUITY	3,285.1 222.5 9.6 3,517.2	3,284.9 622.2 (27.2) 3,879.9
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,229.9	$12,280.6

See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2000

 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and March 31, 2000 and for the periods ended September 30, 2000 and 1999, in the opinion of management, include all adjustments, constituting only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. A significant part of the business of PacifiCorp (the "Company") is of a seasonal nature; therefore, results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Annual Report on Form 10-K.

The condensed consolidated financial statements of the Company include the integrated domestic electric utility operations of Pacific Power and Utah Power and include the Company's wholly owned and majority owned subsidiaries. Major subsidiaries, all of which are wholly owned, are: PacifiCorp Group Holdings Company ("Holdings"), which holds directly or through its wholly owned subsidiary, PacifiCorp International Group Holdings Company, nonintegrated electric utility investments, which included Powercor Australia Ltd. ("Powercor"), an Australian electricity distributor until its sale on September 6, 2000, and includes PacifiCorp Financial Services, Inc. ("PFS"), a financial services business. Together these businesses are referred to herein as the "Companies." Significant intercompany transactions and balances have been eliminated. As a result of regulatory requirements and the existence of debt instruments that are secured by the assets of the Company, the basis of assets and liabilities reported in the Company's financial statements has not been revised to reflect the acquisition of the Company by Scottish Power plc ("ScottishPower"). See Note 3 to the condensed consolidated financial statements. The assets, liabilities and shareholders' equity continue to be presented at historical cost.

On September 6, 2000, the Company completed the sale of its indirect ownership of Powercor. The Company's 19.9% interest in the Hazelwood Power Partnership ("Hazelwood") is still subject to sale under a pre-emptive rights process. For more information on the sale, see Note 8 to the condensed consolidated financial statements.

Certain amounts have been reclassified to conform with the fiscal 2001 method of presentation. These reclassifications had no effect on previously reported consolidated financial position or results of operations.

 2.  FISCAL YEAR

The Company's fiscal year end is March 31. Accordingly, the first quarter refers to the period April through June, the second quarter refers to July through September, the third quarter refers to October through December and the fourth quarter refers to January through March. The years ending March 31, 2001 and 2000 and quarterly periods within those years are referred to as 2001 and 2000 periods, respectively. Powercor's fiscal year end was December 31. As a consequence of the Powercor sale, the Company's statement of consolidated income and retained earnings for the quarter ended September 30, 2000 includes Australian electric operations' financial statements for the period from April 1, 2000 to the date of sale. The Company's consolidated balance sheet and statements of consolidated income and retained earnings and consolidated cash flows as of and for the six months ended September 30, 2000 include Powercor's financial statements as of and for the period from January 1, 2000 to the date of sale.

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

As a result of the Merger, the Company has implemented a transition plan with significant organizational and operational changes. The Company expects to reduce its workforce company-wide by approximately 1,600 over a five-year period, mainly through early retirement, voluntary severance and attrition. The estimated early retirement and severance costs are being deferred and amortized over future periods, as ordered by the various utility commission accounting orders received by the Company. The Company recorded $158 million in regulatory assets and $17 million in deferred charges as a result of the accounting orders issued by state regulatory bodies for these estimated costs. As of September 30, 2000, the Company had $70 million of accrued liabilities in deferred credits - other relating to these early retirement and severance costs. Below is a summary of the accrual recorded and payments made during 2001 related to the deferred costs described above.

Dollars in Millions	Total	Retirement Benefits	Severance and Other
Accruals recorded Payments Additions to accrued pension costs Additions to accrued postretirement benefit costs September 30, 2000 accrual	$175.2 (5.5) (81.8) (17.6) $ 70.3	$ 99.4 - (81.8) (17.6) $ -	$ 75.8 (5.5) - - $ 70.3

For the quarter and six-month periods ended September 30, 2000, the Company incurred expenses of $9 million pretax and after-tax in costs associated with the ScottishPower merger, which includes $12 million in Washington merger credits partially offset by a $3 million adjustment to a previously accrued liability. These merger credits were offsetable against merger savings and created a contingent liability at the merger date. The Washington rate order removed the ability to offset these credits against savings. The Company incurred expense of $4 million pretax and after-tax during the quarter ended September 30, 1999 and $12 million pretax and after-tax during the six-month period ended September 30, 1999 in costs associated with the ScottishPower merger.

 4.  RELATED PARTY TRANSACTIONS

The Company had $8 million and $5 million as of September 30, 2000 and March 31, 2000, respectively, of accrued liabilities payable to ScottishPower. These liabilities represent costs incurred by ScottishPower employees employed as Company management and ScottishPower employees temporarily working for the Company on its transition plan. In addition, at September 30, 2000, the Company had a $350 million note receivable and $2 million in related accrued interest receivable from ScottishPower.

 5.  DISCONTINUED OPERATIONS

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

 6.  ACCOUNTING FOR THE EFFECTS OF REGULATION

On November 1, 2000, the Company filed applications seeking deferred accounting treatment for net power costs in excess of costs included in determining retail rates in the states of Utah, Idaho, Wyoming and Oregon. The applications seek to defer excess power costs beginning November 1, 2000. These deferred accounting requests seek to accumulate charges for recovery in future periods. The Company will initiate discussions with the staffs of the commission in each state where an application was filed to develop a mechanism, by the end of March 2001, for the recovery of the deferred amount and a proposal for the timing of such recovery.

On May 24, 2000, the Company received an order from the Utah Public Service Commission (the "UPSC") authorizing increased prices in Utah for residential, irrigation, small commercial and lighting customers of 4.24% and large commercial and industrial customers of less than 1%. The price increase is expected to result in additional annual revenues of $17 million. The order was effective on May 25, 2000 and allowed recovery of early retirement and pension costs, reclamation costs, and Year 2000 and other information systems costs that had been previously written off. As a result, $17 million in regulatory assets was established in the first quarter of 2001 relating to cost recoveries which required no additional review and $25 million in regulatory assets was established in the second quarter of 2001 relating to cost recoveries which successfully passed additional review. An additional $7 million is expected to be recovered in future periods following further review.

On September 27, 2000, the Company received an order from the Oregon Public Utility Commission (the "OPUC") authorizing increased prices in Oregon for residential customers of 2.33%, commercial and small industrial customers of 1.37%, large industrial customers of 0.4%, and public street lighting customers of 1.27%. The price increase is expected to result in annual revenues of $14 million. The order was effective on October 1, 2000.

On June 20, 2000, the Company received approval from the OPUC for an overall price increase of 1.8%, or $13.7 million, through an annual adjustment as part of the alternative form of regulation process previously authorized in Oregon ("AFOR"). Of this amount, approximately $10 million is offset by costs mandated by regulators. The increase will cause rates for residential customers to rise by 2.9%, for large industrial users by 1.1%, and for commercial customers by 0.5%. The new rates took effect July 1, 2000 and are expected to increase annual revenues by approximately $3.7 million net of costs mandated by the OPUC.

During 1999, legislation was enacted in Oregon that requires competition for industrial and large commercial customers of both the Company and Portland General Electric Company by October 1, 2001. See "Item 1. Business-Domestic Electric Op erations-Competition" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The law ("SB 1149") authorizes the OPUC to make decisions on a variety of important issues, including the method for valuation of stranded costs/benefits.

On October 2, 2000, the Company filed its plans to implement the requirements outlined by SB 1149 and subsequent commission rules. This includes how electricity service suppliers would be certified, customer metering and billing options, and electricity delivery issues. On November 1, 2000, the Company filed the unbundling information required under SB 1149 rules and requested a related $160 million in increased revenues. On December 1, 2000, the Company plans to file a resource plan to address the manner in which the Company proposes to use its generation resources under SB 1149.

In connection with the SB 1149 process, the Company expects to submit an estimate of the value of its generating facilities. This valuation will be based on various assumptions, including future electricity prices and cost estimates for compliance with existing and anticipated air quality regulations impacting the Company's thermal generation, as well as the estimated costs associated with relicensing of the Company's hydroelectric facilities. The Company's preliminary analyses indicate that the after-tax present value of the air quality and hydroelectric costs over the projected useful life of the thermal plants, and the term of the licenses in the case of the hydroelectric licenses, could exceed $1 billion predominantly in increased capital expenditures. The final outcome is dependent on a variety of factors, including the actual terms and applicability of existing and anticipated environmental laws and regulations, the costs associated with lost generation, developments in pollution control technologies, and the actual terms and conditions of any new hydroelectric licenses. The ultimate impact of these compliance costs on the Company will depend on the regulatory treatment of such costs, whether the Company elects to sell or abandon facilities rather than make the required capital expenditures, and numerous other factors, many of which are beyond the Company's control.

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

On August 9, 2000, the Company received an order from the Washington Utilities and Transportation Commission (the "WUTC") which authorized the Company to increase rates by 3% on September 1, 2000, 3% on January 1, 2002 and 1% on January 1, 2003. In the second quarter of 2001, the Company recorded $12 million in ScottishPower merger costs relating to Washington merger credits. See Note 3 to the condensed consolidated financial statements.

On October 25, 2000, the WUTC approved the Company's application for a system benefits charge to recover costs associated with funding energy efficiency programs. The Company will collect approximately $2.8 million per year through December 31, 2002.

On June 5, 2000, the Idaho Public Utilities Commission approved implementation of the third step in the planned phase-out of Bonneville Power Administration ("BPA") residential and irrigation exchange credits, which expire in 2001. See the Company's 2000 Annual Report on Form 10-K for more information.

The Company, in conjunction with eight other utilities, is involved in a voluntary effort to form a Regional Transmission Organization ("RTO"), named RTO West, in support of Federal Energy Regulatory Commission ("FERC") Order 2000. The nine members of RTO West will be Avista Corporation, BPA, Idaho Power Company, Montana Power Company, Nevada Power Company, PacifiCorp, Portland General Electric Company, Puget Sound Energy, Inc. and Sierra Pacific Power Company. Creation of RTO West is subject to regulatory approvals from FERC and the states served by these entities. RTO West plans to operate all transmission facilities needed for bulk power transfers and control about 30,000 miles of the 50,000 miles of transmission line owned by the entities. On October 16 and October 23, 2000, the members made filings addressing the structural and operational issues associated with the RTO formation.

 7.  CONTINGENT LIABILITIES

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

 8.  ASSET SALES

On September 6, 2000, the Company completed the sale of its ownership of Powercor pursuant to the August 2, 2000 agreement to sell Powercor and the Company's 19.9% interest in Hazelwood, both indirectly owned subsidiaries of the Company, to Cheung Kong Infrastructure and Hongkong Electric Holdings for approximately AUS $2.4 billion, including repayment or assumption of debt of approximately AUS $1.3 billion. Powercor and Hazelwood represent all of the Australian electric operations segment of the Company. Of the estimated $673 million in net sales proceeds, which are subject to final selling expenses and other adjustments, $350 million was lent to a directly owned subsidiary of ScottishPower. The remaining proceeds of $323 million are expected to be used to repay debt of the Company. The sale of the Company's interest in Hazelwood is subject to certain additional conditions, including the rights of the other partners in Hazelwood to purchase the Company's interest. The Hazelwood sale is expected to conclude later in 2001. The Company recorded an estimated impairment of $188 million in anticipation of the loss on the sale of the Australian electric operations segment in the first quarter of 2001, which was adjusted in the second quarter of 2001 to $197 million upon the completion of the sale of its indirect ownership of Powercor. This estimate is subject to further adjustment upon completion of the sale of the Company's interest in Hazelwood.

The loss on sale of Australian electric operations is as follows:

Dollars in Millions	Three-Month Period Ended September 30, 2000		Six-Month Period Ended September 30, 2000
	Pre-Tax	After-Tax	Pre-Tax	After-Tax
Australian electric operations: Adjustment to initial impairment loss/loss on sale Loss due to cumulative unfavorable changes in foreign exchange rate Total Australian electric operations	$ 13.3 (26.8) (13.5)	$ 13.3 [a] (26.8)[a] (13.5)	$(109.1) (107.5) (216.6)	$(109.1)[a] (107.5)[a] (216.6)
Other operations: Loss on repayment of debt Net gain on swap settlement	(4.2) 10.3 6.1	(4.2) 9.4 5.2	(1.9) 35.3 33.4	(1.9) 21.8 19.9
Total loss on sale	$ (7.4)	$ (8.3)	$(183.2)	$(196.7)

(a) The Company does not currently have capital gains to offset this capital loss and, therefore, no tax benefit has been anticipated. Future capital gains will be used to offset these capital losses.

On May 4, 2000, the utility partners (including the Company) who owned the Centralia Power Plant, sold the plant and the adjacent coal mine for approximately $500 million. As a result of the sale, the Company agreed to return approximately $153 million to its customers mainly relating to the gain on the sale. This amount was included in regulatory liabilities and is being amortized by regulatory jurisdiction over periods of up to 20 years. After reflecting the amount to be returned to customers, the Company recorded a one-time loss of $14 million associated with this sale. For more information on the sale, see the Company's 2000 Annual Report on Form 10-K.

The Company has an agreement with Nor-Cal Electric Authority for the sale of the Company's California electric assets for $178 million. The Company does not expect to incur a material gain or loss on this sale. On August 7, 2000, the Administrative Law Judge (the "ALJ") for the California Public Utilities Commission (the "CPUC") issued a draft decision that would dismiss the Company's application for approval of the sale to Nor-Cal. In addressing the ALJ's draft decision, the CPUC could approve, reject, or modify the decision. This draft decision is currently scheduled to be addressed by the CPUC on November 21, 2000.

 9.  INCOME TAXES

The Company accrued federal and state income tax expense of $43.7 million on the loss from continuing operations for the six months ended September 30, 2000. For the six months ended September 30, 2000 and 1999, the difference between taxes calculated as if the statutory federal tax rate of 35% was applied to income from continuing operations before income taxes and the recorded tax expense is reconciled as follows:

Six-Month Periods Ended September 30,
2000	1999
(Dollars in Millions)

Computed federal income taxes
Increase (reduction) in taxes resulting from:
Depreciation differences
Investment tax credits
Merger costs
Alternative fuel credits
Loss on sale of Australian electric operations
Other items capitalized and miscellaneous
  differences
    Total
Federal income tax
State income tax, net of federal income
  tax benefit
Total income tax expense

$(13.4) 14.9 (4.6) (0.9) (27.9) 76.5[a] (7.5) 50.5 37.1 6.6 $ 43.7	$ 73.6 10.2 (4.5) 3.5 (6.1) - (6.6) (3.5) 70.1 6.9 $ 77.0

(a)  The Company does not currently have capital gains to offset the capital loss resulting from the sale of Australian electric operations and, therefore, no tax benefit has been anticipated.

After removing the impacts of the loss on the sale of Australian electric operations, merger costs and the alternative fuel credits on the pretax loss and the effective tax rate, the Company's combined federal and state effective income tax rate from continuing operations would have been 40% for the six months ended September 30, 2000 and 38% for the six months ended September 30, 1999.

10.  COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

Dollars in Millions	Three-Month Periods Ended September 30,		Six-Month Periods Ended September 30,
	2000	1999	2000	1999

Net income (loss)
Other comprehensive (loss) income
  Foreign currency translation
    adjustment, net of taxes:
    2000/$(13.1) and $(31.0);
    1999/$(0.9) and $9.2
  Less: Realization of foreign exchange
    loss included in net income,
    net of taxes: 2000/$55.6
  Unrealized loss on available-
    for-sale securities, net of taxes:
    2000/$(0.1) and $(0.5);
    1999/$(0.1)

Total comprehensive income (loss)

	$ 52.7 (20.6) 85.7 (0.2) $117.6	$ 78.2 (1.5) - (0.2) $ 76.5	$(82.0) (48.0) 85.7 (0.9) $(45.2)	$134.3 14.4 - (0.2) $148.5

11.  NEW ACCOUNTING STANDARDS

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

12.  SEGMENT INFORMATION

Selected information regarding the Company's operating segments, Domestic electric operations, Australian electric operations, and Other operations, are as follows:

Dollars in Millions	Total Company	Domestic Electric Operations	Australian Electric Operations	Other Operations & Eliminations
For the three months ended: September 30, 2000 Net sales and revenues (all external) Income from continuing operations	$1,431.9 52.7	$1,153.7 25.1	$ 245.1 6.7	$ 33.1 20.9
September 30, 1999 Net sales and revenues (all external) Income from continuing operations	$1,032.2 78.2	$ 856.9 62.4	$ 158.8 5.2	$ 16.5 10.6
For the six months ended: September 30, 2000 Net sales and revenues (all external) (Loss) income from continuing operations	$2,461.4 (82.0)	$2,002.9 57.5	$ 399.3 (186.2)	$ 59.2 46.7
September 30, 1999 Net sales and revenues (all external) Income from continuing operations Income from discontinued operations	$1,975.9 133.2 1.1	$1,629.2 105.0 -	$ 319.2 14.3 -	$ 27.5 13.9 1.1

13.  INDEPENDENT ACCOUNTANTS REVIEW REPORT

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

Report of Independent Accountants

To the Board of Directors and Shareholders of
PacifiCorp

We have reviewed the accompanying condensed consolidated balance sheets of PacifiCorp and its subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income and retained earnings for the three- and six-month periods ended September 30, 2000 and the condensed consolidated statements of cash flows for the six-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of March 31, 2000, and the statements of consolidated income, common shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated May 4, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Portland, Oregon
November 1, 2000

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Summary Results of Operations

This report includes forward-looking statements that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company and its subsidiaries, including the factors identified in the Company's 2000 Annual Report on Form 10-K. Such forward-looking statements should be considered in light of those factors. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized.

Unless otherwise stated, references below to periods in 2001 are to periods in the fiscal year ending March 31, 2001, while references to periods in 2000 are to periods in the fiscal year ended March 31, 2000.

Comparison of the three-month periods ended September 30, 2000 and 1999

	September 30,		Change	% Change
	2000	1999
	(Dollars in Millions)
Earnings contribution on common stock (1) Domestic electric operations Australian electric operations Other operations Total	$ 20.5 6.7 20.9 $ 48.1	$ 57.6 5.2 10.6 $ 73.4	$ (37.1) 1.5 10.3 $ (25.3)	(64) 29 97 (34)

(1)  Earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other operations; (c) is net of preferred dividend requirements and minority interest (which is reported as a component of Other income - net).

The Company recorded earnings on common stock of $48 million in the second quarter of 2001 compared to earnings of $73 million in the second quarter of 2000.

Domestic electric earnings contribution decreased by $37 million compared to the same period in the 2000 quarter. Retail sales volumes increased 5% over last year, which was double the expected growth rate, and was primarily due to increased economic activity and hotter than normal weather. The increase in demand, coupled with unexpected plant outages throughout the Western Systems Coordinating Council (the "WSCC"), drove prices to unusually high levels. The Company was required to purchase power at these high prices, which resulted in an unfavorable purchased power expense variance. Despite having significantly less excess electricity available to sell into the wholesale market compared to the second quarter of 2000, the higher market prices resulted in higher wholesale revenue. This benefit, combined with the higher retail sales generated from load growth, served to partially offset the high purchased power prices. Additional favorable operating expense variances resulting from asset write backs occurred due to the May 2000 Utah rate order, which successfully resolved issues surrounding previously denied costs. See Note 6 to the condensed consolidated financial statements.

Australian electric operations recorded earnings of $7 million in the second quarter of 2001 compared to earnings of $5 million in the 2000 quarter. On September 6, 2000, the Company completed the sale of Powercor. See Note 8 to the condensed consolidated financial statements.

Other operations reported income of $21 million in the 2001 quarter compared to $11 million in the 2000 quarter. This increase was primarily due to a reduction in expenses relating to exiting energy development businesses, and a net gain recognized upon settlement of foreign currency exchange swaps upon the sale of Powercor. See Note 8 to the condensed consolidated financial statements.

Comparison of the six-month periods ended September 30, 2000 and 1999

	September 30,		Change	% Change
	2000	1999
	(Dollars in Millions)
(Loss) earnings contribution on common stock (1) Domestic electric operations Australian electric operations Other operations Continuing operations Discontinued operations (2) Total	$ 48.3 (186.2) 46.7 (91.2) - $ (91.2)	$ 95.4 14.3 13.9 123.6 1.1 $124.7	$ (47.1) (200.5) 32.8 (214.8) (1.1) $(215.9)	(49) * * * (100) *

*Not a meaningful number.

(1)  (Loss) earnings contribution on common stock by segment: (a) does not reflect elimination for interest on intercompany borrowing arrangements; (b) includes income taxes on a separate company basis, with any benefit or detriment of consolidation reflected in Other operations; (c) is net of preferred dividend requirements and minority interest (which is reported as a component of Other income - net).

(2)  Represents the discontinued operations of TPC and the eastern United States energy trading activities of PPM.

The Company recorded a loss on common stock of $91 million in the first half of 2001 compared to earnings of $125 million in the first half of 2000.

Domestic electric earnings contribution decreased by $47 million compared to the first half of 2000. Retail sales volumes increased 4% over last year, primarily due to increased economic activity and hotter than normal weather. The increase in demand, coupled with unexpected plant outages throughout the WSCC, drove prices to unusually high levels. The Company was required to purchase power at these high prices, which resulted in an unfavorable purchased power expense variance. Despite having significantly less excess electricity available to sell into the wholesale market compared to the first half of 2000, the higher market prices resulted in higher wholesale revenue. This benefit, combined with the higher retail sales generated from load growth, served to partially offset the high purchased power prices. Additional favorable operating expense variances resulting from asset write backs occurred due to the May 2000 Utah rate order which successfully resolved issues surrounding previously denied costs. Further, the Company recorded a loss on the May 2000 sale of the Centralia plant and mine. See Notes 6 and 8 to the condensed consolidated financial statements.

Australian electric operations recorded a loss of $186 million in the first half of 2001 compared to earnings of $14 million in the first half of 2000. This decrease was primarily due to the $217 million loss recorded on the September 6, 2000 sale of the indirect ownership of Powercor. The estimated impairment loss on the sale of Australian electric operations was originally recognized in the first quarter of 2001. See Note 8 to the condensed consolidated financial statements.

Other operations reported income of $47 million in the first half of 2001 compared to $14 million in the first half of 2000. This increase was primarily due to a reduction in expenses relating to exiting energy development businesses, and a net gain recognized upon settlement of foreign currency exchange swaps upon the sale of the Company's indirect ownership of Powercor. See Note 8 to the condensed consolidated financial statements.

Results of Operations

DOMESTIC ELECTRIC OPERATIONS

The Company's operations are planned and managed to meet anticipated requirements through its portfolio of low cost generating assets and purchase contracts. Demand for power in 2001 continued to exceed expectations as a result of strong economic growth in the region and hotter than normal weather conditions. Supply in the WSCC has not kept pace with growing demand and the price of natural gas has increased. These factors, along with unanticipated generation outages in the WSCC, including at some of the Company's facilities, led to increases in the level and volatility of power prices during 2001. Lower margins were realized in the three months and six months ended September 30, 2000 as a result of purchasing power to meet demand requirements at prices in excess of tariff rates for retail sales.

Comparison of the three-month periods ended September 30, 2000 and 1999

	September 30,		Change	% Change
	2000	1999
(Dollars in Millions)
Revenues Residential Commercial Industrial Other Retail sales Wholesale sales and market trading Other Total	$ 199.7 182.2 204.5 8.7 595.1 526.6 32.0 1,153.7	$ 182.9 172.9 196.5 8.1 560.4 275.5 21.0 856.9	$ 16.8 9.3 8.0 0.6 34.7 251.1 11.0 296.8	9 5 4 7 6 91 52 35

Operating expenses
Income from operations
Other income and expense
  Interest expense
  ScottishPower merger costs
  Other income - net
      Total
Income before income taxes
Income taxes
Net income
Preferred dividend requirement
Earnings contribution

	1,047.2 106.5 63.7 9.3 (6.9) 66.1 40.4 15.3 25.1 4.6 $ 20.5	688.1 168.8 66.8 3.5 (6.8) 63.5 105.3 42.9 62.4 4.8 $ 57.6	359.1 (62.3) (3.1) 5.8 (0.1) 2.6 (64.9) (27.6) (37.3) (0.2) $ (37.1)	52 (37) (5) * (1) 4 (62) (64) (60) (4) (64)

*Not a meaningful number.

Revenues

Total domestic electric operations revenues increased $297 million, or 35%, from the second quarter of 2000. This was primarily attributable to increases in wholesale sales of $251 million and a $35 million increase in retail revenues.

Residential revenues increased by $17 million, or 9%. Growth in the average number of residential customers of 2% added $4 million to revenues. Price increases in Oregon, Utah and Wyoming added $6 million to revenues in 2001. Volume increases of 6% increased residential revenues by $7 million.

Commercial revenues increased by $9 million, or 5%, primarily as a result of increased economic activity in Utah and Oregon. Growth in the average number of commercial customers of 3% added $6 million to revenues and volume increases of 7% added $5 million to revenues.

Industrial revenues were up $8 million, or 4%. Weather conditions in the region caused increased irrigation usage, adding $4 million to revenues. Price increases in Oregon, Utah and Wyoming increased revenues by $3 million.

Wholesale sales increased $251 million, or 91%. Sales prices for short-term firm and spot market sales prices averaged $116 per megawatt hour ("MWh") in 2001 compared to $32 per MWh in 2000, creating a $423 million increase in revenues. Higher long-term firm contract volumes added $21 million to revenues. Partially offsetting these increases was a $198 million decrease resulting from 34% lower short-term firm and spot market energy volumes.

Other revenues increased by $11 million, or 52%, primarily due to an increase in wheeling revenues.

See Note 6 to the condensed consolidated financial statements regarding recent regulatory action relating to domestic electric operations.

Operating Expenses

Total operating expenses increased $359 million, or 52%. This increase was primarily attributable to increased purchased power expense due to increased prices on short-term purchased power.

Purchased power expense was $664 million, an increase of $389 million, or 141%. Higher prices on short-term firm and spot market purchases increased purchased power expense by $334 million. Short-term firm and spot market purchase prices averaged $106 per MWh in the quarter versus $36 per MWh in 2000. Demand for power continued to exceed expectations as a result of strong economic growth in the region and hotter than normal weather conditions. Supply in the WSCC did not keep pace with growing demand. These factors, along with unanticipated generation outages in the WSCC, led to increases in the level and volatility of power prices during the second quarter of 2001. An 8% increase in short-term firm and spot market purchases added $28 million to purchased power expense. Increased volumes relating to long-term firm contracts added $24 million to purchased power expense.

Fuel costs decreased $7 million, or 6%, to $118 million, primarily due to the May 2000 sale of the Centralia generation plant, partially offset by increased generation, which resulted in higher fuel consumption.

Other operations and maintenance expense increased $12 million, or 10%. An increasing amount of work relating to expense rather than capital projects resulted in $14 million of additional expense. Increased tree trimming added

$2 million. These unfavorable variances were partially offset by a $4 million decrease in bad debt expense.

Administrative, general and taxes - other decreased $14 million, or 20%. Decreased labor and severance costs resulted in a $6 million favorable variance. Pension costs were $4 million lower in 2001 due to favorable returns on plan assets. In addition, property tax expense decreased by $3 million and rent expense decreased by $1 million.

Included within Operating expenses in 2001 were amounts recorded which related to issues surrounding previously denied costs addressed in the Utah rate order received in May 2000, which were successfully resolved in the quarter and resulted in the establishment of an additional $25 million in regulatory assets. See Note 6 to the condensed consolidated financial statements.

Other Income and Expense

Domestic electric operations interest expense decreased $3 million primarily due to lower debt balances. Second quarter 2000 results included $4 million of ScottishPower merger costs compared to $9 million in 2001. The expense in 2001 is primarily related to merger credits in the state of Washington becoming unavailable for offset. See Note 3 to the condensed consolidated financial statements. Income tax expense decreased $28 million primarily due to the decrease in taxable income.

Comparison of the six-month periods ended September 30, 2000 and 1999

	September 30,		Change	% Change
	2000	1999
(Dollars in Millions)
Revenues Residential Commercial Industrial Other Retail sales Wholesale sales and market trading Other Total	$ 374.2 352.3 384.0 16.5 1,127.0 816.7 59.2 2,002.9	$ 356.3 332.3 365.2 15.8 1,069.6 519.5 40.1 1,629.2	$ 17.9 20.0 18.8 0.7 57.4 297.2 19.1 373.7	5 6 5 4 5 57 48 23

Operating expenses
Income from operations
Other income and expense
  Interest expense
  ScottishPower merger costs
  Other income - net
      Total
Income before income taxes
Income taxes
Net income
Preferred dividend requirement
Earnings contribution

	1,772.3 230.6 129.9 9.3 (12.0) 127.2 103.4 45.9 57.5 9.2 $ 48.3	1,318.9 310.3 134.9 11.9 (14.4) 132.4 177.9 72.9 105.0 9.6 $ 95.4	453.4 (79.7) (5.0) (2.6) 2.4 (5.2) (74.5) (27.0) (47.5) (0.4) $ (47.1)	34 (26) (4) (22) 17 (4) (42) (37) (45) (4) (49)

Revenues

Total domestic electric operations revenues increased $374 million, or 23%, from the first half of 2000. This was primarily attributable to increases in wholesale sales of $297 million and an increase of $57 million in retail revenues.

Residential revenues increased by $18 million, or 5%. Growth in the average number of residential customers of 2% added $7 million to revenues. Price increases in Oregon, Utah and Wyoming added $8 million to revenues in 2001. Volume increases of 3% increased residential revenues by $3 million.

Commercial revenues increased by $20 million, or 6%, primarily as a result of increased economic activity in Utah and Oregon. Growth in the average number of commercial customers of 3% added $12 million to revenues and volume increases of 7% added $10 million to revenues.

Industrial revenues increased by $19 million, or 5%. Energy volumes were up 3%, which added $4 million to revenues. Price increases in Oregon, Utah and Wyoming added $4 million to revenues. Weather conditions in the region caused increased irrigation usage, adding $11 million to revenues.

Wholesale sales increased $297 million, or 57%. Sales prices for short-term firm and spot market sales averaged $80 per MWh in 2001 compared to $25 per MWh in 2000, creating a $576 million increase in revenues. Higher long-term firm contract volumes added $26 million to revenues. Partially offsetting these increases was a $303 million decrease resulting from lower short-term firm and spot market energy volumes.

Other revenues increased by $19 million, or 48%, primarily due to an $11 million increase in wheeling revenues and $7 million in revenues resulting from a favorable AFOR price increase in Oregon. These revenue increases were partially offset by costs mandated by regulators.

See Note 6 to the condensed consolidated financial statements regarding recent regulatory action relating to domestic electric operations.

Operating Expenses

Total operating expenses increased $453 million, or 34%. This increase was primarily attributable to increased purchased power expense due to increased prices on short-term purchased power.

Purchased power expense was $998 million, an increase of $496 million, or 99%. Higher prices on short-term firm and spot market purchases increased purchased power expense by $479 million. Short-term firm and spot market purchase prices averaged $80 per MWh in the first half of 2001 versus $27 per MWh in 2000. Demand for power continued to exceed expectations as a result of strong economic growth in the region and hotter than normal weather conditions. Supply in the WSCC did not keep pace with growing demand. These factors, along with unanticipated generation outages in the WSCC, led to increases in the level and volatility of power prices during the first half of 2001. Partially offsetting the higher prices was a 13% decrease in short-term firm and spot market purchases which decreased costs by $20 million. Increased volumes relating to long-term firm contracts added $32 million to purchased power expense.

Fuel costs decreased $9 million, or 4%, to $220 million, primarily due to the May 2000 sale of the Centralia generation plant, partially offset by increased generation, which resulted in higher fuel consumption.

Other operations and maintenance expense increased $10 million, or 4%. Power supply expenses decreased by $6 million as a result of the sale of the Centralia plant and mine and bad debt expense decreased by $5 million. Increased tree trimming added $3 million. Offsetting these net favorable variances was increased labor expense resulting from an increasing amount of work relating to expense rather than capital projects.

Administrative, general and taxes - other decreased $18 million, or 14%. Contract services relating to Year 2000 conversion and SAP conversion decreased $5 million. Decreased labor and severance costs resulted in a $5 million favorable variance. Employee related expenses decreased $2 million, primarily due to the impact of favorable returns on pension plan assets on pension expense. In addition, both property tax expense and rent expense decreased by $2 million.

Included within Operating expenses in 2001 was a $42 million gain related to the Utah rate order received in May 2000 which successfully resolved issues surrounding previously denied costs and resulted in the establishment of a $42 million regulatory asset. In addition, the Company recorded a one-time loss of $14 million on the sale of the Centralia Power Plant and mine. See Notes 6 and 8 to the condensed consolidated financial statements.

Other Income and Expense

Domestic electric operations interest expense decreased $5 million primarily due to lower debt balances. The first half of 2000 results included $12 million of ScottishPower merger costs compared to $9 million in 2001. The expense in 2001 is primarily related to merger credits in the state of Washington becoming unavailable for offset. See Note 3 to the condensed consolidated financial statements. Income tax expense decreased $27 million due to the decrease in taxable income, partially offset by the income tax impact of disposal of the Centralia plant and mine assets.

AUSTRALIAN ELECTRIC OPERATIONS

On September 6, 2000, the Company completed the sale of its indirect ownership of Powercor pursuant to the August 2, 2000 agreement to sell Powercor and the Company's 19.9% interest in Hazelwood. The Hazelwood sale is expected to occur later this year. See Note 8 to the condensed consolidated financial statements.

Australian electric operations' financial results for the period from April 1, 2000 to the date of sale are included in PacifiCorp's financial results for the quarter ended September 30, 2000. Australian electric operations' financial results for the period from January 1, 2000 to the date of sale are included in PacifiCorp's financial results for the six months ended September 30, 2000. For purposes of this discussion, these financial results are referred to as "September 30, 2000" results. See Note 2 to the condensed consolidated financial statements.

Comparison of the three-month periods ended September 30, 2000 and 1999

	September 30,
	2000	1999
	(Dollars in Millions)
Revenues Operating expenses Income from operations Interest expense Equity in income of Hazelwood Other expense - net Income tax expense Earnings contribution	$245.1 207.0 38.1 22.6 (0.1) - 8.9 $ 6.7	$158.8 136.4 22.4 14.5 (2.1) 0.3 4.5 $ 5.2

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U.S. dollars was 0.59 in the second quarter 2001 period as compared to 0.65 in the 2000 period, a 9% decrease. The effect of this change in exchange rates had minimal net effect on Australian electric operations' earnings contribution in the second quarter of 2001.

The following discussion excludes the effects of the lower currency exchange rates and the additional two months and six days included in the 2001 quarter as a result of the sale.

Australian electric operations' total revenues remained flat compared to the September 1999 quarter. Operating expenses increased primarily due to $14 million in additional losses recorded on the sale of the Australian electric operations, reduced by decreased purchased power expense. The decrease in purchased power expense was due to lower contract prices paid for power resulting from the favorable court ruling Powercor received in a dispute with one of its suppliers, as described below. This decrease was partially offset by an increase in administrative and general expenses incurred in 2001, primarily due to costs associated with a project to transition to full retail contestability.

The power supplier in the dispute noted above did not meet its contractual obligation to deliver power to Powercor at the agreed upon rate, which forced Powercor to purchase power on the open market in 2000 at a rate higher than it paid in 2001. On November 17, 1999, the Supreme Court of Victoria upheld the validity of the contracts with the supplier and, on December 14, 1999, ordered specific performance on the remaining contracts and payment of $29 million for failure to perform in the past. On December 21, 1999, the power supplier filed a notice of appeal seeking to overturn all of the judgments against it. This dispute was settled during the second quarter of 2001 and the appeal was discontinued.

Comparison of the six-month periods ended September 30, 2000 and 1999

	September 30,
	2000	1999
	(Dollars in Millions)
Revenues Operating expenses (Loss) income from operations Interest expense Equity in losses/(income) of Hazelwood Other income - net Income tax expense (Loss) earnings contribution	$ 399.3 531.3 (132.0) 37.6 1.4 - 15.2 $(186.2)	$319.2 267.3 51.9 28.9 (0.2) - 8.9 $ 14.3

Currency Exchange Rates

The currency exchange rate for converting Australian dollars to U.S. dollars was 0.60 in the first half of 2001 as compared to 0.65 in the first half of 2000, an 8% decrease. The effect of this change in exchange rates had minimal net effect on Australian electric operations' earnings contribution in the first half of 2001.

The following discussion excludes the effects of the lower currency exchange rates and the additional two months and six days included in the second half of 2001 as a result of the sale.

Australian electric operations' total revenues remained flat compared to the first half of 2000. Operating expenses increased primarily due to a $217 million loss recorded on the sale of the Australian electric operations, reduced by decreased purchased power expense. The decrease in purchased power expense was due to lower contract prices paid for power resulting from the favorable court ruling Powercor received in a dispute with one of its suppliers. This decrease was partially offset by an increase in administrative and general expenses incurred in 2001, primarily due to costs associated with a project to transition to full retail contestability.

OTHER OPERATIONS

Comparison of the three-month periods ended September 30, 2000 and 1999

	September 30,		Change	% Change
	2000	1999
	(Dollars in Millions)
Earnings contribution PFS Holdings and other operations	$ 5.3 15.6 $ 20.9	$ 2.9 7.7 $ 10.6	$ 2.4 7.9 $ 10.3	83 103 97

Other operations reported income of $21 million in the quarter compared to income of $11 million in the same period a year ago.

In 2001, PFS's earnings contribution increased $2 million compared to the second quarter of 2000 primarily due to increased revenues and tax credits of $23 million, offset by increased operating expenses of $18 million, at the synthetic coal fuel plants owned by subsidiaries of PFS. An offset of $3 million resulted from the write down, to anticipated net realizable value, of off-lease assets that are being sold.

Holdings and other operations' 2000 results included losses associated with exiting energy development businesses of approximately $3 million. Additionally, net interest income in 2001 increased $2 million compared to the prior year, and the sale of the Company's investment in Australian electric operations resulted in a net gain on settlement of foreign currency exchange swaps and debt repayment expense of $5 million. See Note 8 to the condensed consolidated financial statements.

Comparison of the six-month periods ended September 30, 2000 and 1999

	September 30,		Change	% Change
	2000	1999
	(Dollars in Millions)
Earnings contribution PFS Holdings and other operations	$ 10.6 36.1 $ 46.7	$ 6.0 7.9 $ 13.9	$ 4.6 28.2 $ 32.8	77 * *

*Not a meaningful number.

Other operations reported income of $47 million for the year compared to income of $14 million in the same period a year ago.

In 2001, PFS's earnings contribution increased $5 million compared to the first half of 2000 primarily due to increased revenues and tax credits of $39 million, offset by increased operating expenses of $31 million, at the synthetic coal fuel plants owned by subsidiaries of PFS. An additional offset of $3 million resulted from the write down, to anticipated net realizable value, of off-lease assets that are being sold.

Holdings and other operations' 2000 results included losses associated with exiting energy development businesses of approximately $8 million. Additionally, net interest income in 2001 increased $4 million compared to the prior year, and the sale of the Company's investment in Australian electric operations resulted in a net gain on settlement of foreign currency exchange swaps and debt repayment expense of $20 million. See Note 8 to the condensed consolidated financial statements.

Earnings at Pacific Klamath Energy Inc. decreased by $5 million because 2000 included revenue relating to the initial development of a cogeneration project in Klamath Falls, Oregon.

FINANCIAL CONDITION -

For the six months ended September 30, 2000:

OPERATING ACTIVITIES

Net cash flows provided by continuing operations were $434 million during the period compared to $412 million for the first half of 2000.

Net cash used in discontinued operations in 2000 represents cash funding of TPC operations through an intercompany note payable to Holdings.

INVESTING ACTIVITIES

Capital spending totaled $222 million in 2001 compared with $300 million in 2000. Construction expenditures decreased in 2001 primarily due to lower expenditures at domestic electric operations attributable to the timing of projects. Proceeds from asset sales in 2001 were primarily the result of the sales of Powercor and the Centralia plant and mine, while proceeds from asset sales in 2000 are attributable to the sale of TPC.

CAPITALIZATION

At September 30, 2000, PacifiCorp had approximately $47 million of commercial paper and uncommitted bank borrowings outstanding at a weighted average rate of 6.8%. These borrowings are supported by a $500 million revolving credit agreement.

In July 2000, Holdings paid off $250 million of debt in anticipation of the Powercor sale.

DIVIDENDS

On May 15, 2000, the Company declared a dividend on common stock of $149 million payable to ScottishPower, the sole common shareholder of record. The dividend was paid June 14, 2000. On June 22, 2000, the Company declared a dividend on common stock of $80 million which was paid to ScottishPower on August 15, 2000. On September 21, 2000, the Company declared a dividend on common stock of $80 million, which is scheduled to be paid to ScottishPower on November 13, 2000.

On May 15, 2000, the Company declared a dividend on preferred stock of $4 million, which was paid to shareholders on August 15, 2000. On August 17, 2000, the Company declared a dividend on preferred stock of $4 million, which is scheduled to be paid to shareholders on November 15, 2000.
_____________________________________________________________________________

The condensed consolidated financial statements as of September 30, 2000 and March 31, 2000 and for the three- and six-month periods ended September 30, 2000 have been reviewed by PricewaterhouseCoopers LLP, independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. A copy of their report is included herein.

PART II.  OTHER INFORMATION

Item 1.    Legal proceedings

The parties are continuing in discussions with a view to settling the litigation of Sierra Club v. Tri-State Generation and Transmission Association, Inc., Public Service Company of Colorado, Inc., Salt River Project Agricultural Improvement and Power District, PacifiCorp and Platte River Power Authority. See "Item 3. Legal Proceedings" at page 28 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Powercor has settled the Powercor Australia Ltd. v. Pacific Power case. See "Item 3. Legal Proceedings" at page 28 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits.

           Exhibit 15: Letter re unaudited interim financial information.

           Exhibit 27: Financial Data Schedule for the quarter ended
           September 30, 2000 (filed electronically only).

     (b)   Reports on Form 8-K.

           On Form 8-K, dated September 18, 2000, under "Item 2. Acquisition or Disposition of Assets," the Company filed a news release reporting the sale of its indirect ownership of Powercor. Pro forma financial information on the sale was reported under
           "Item 7."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date November 8, 2000	PACIFICORP By ROBERT R. DALLEY Robert R. Dalley Controller and Chief Accounting Officer