Form 10-Q
period 2002-09-30
PACIFICORP /OR/
filed 2002-11-06
CIK 75594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     YES  X      NO _____

PACIFICORP

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (Unaudited)

(Millions of dollars)	Three Months Ended September 30,		Six Months Ended September 30,	
	2002	2001	2002	2001
Revenues	$ 944.1	$ 1,244.2	$ 1,833.9	$ 2,525.8
Operating expenses				
Purchased power	358.7	768.4	675.2	1,503.4
Fuel	133.2	128.6	230.5	245.7
Other operations and maintenance	128.8	133.9	270.5	284.2
Depreciation and amortization	108.5	100.3	214.9	199.9
Administrative and general	62.7	60.3	142.7	119.5
Taxes, other than income taxes	25.3	19.1	48.1	43.3
Unrealized (gain) loss on SFAS No. 133 - derivative instruments	(5.3)	28.1	(3.1)	(150.0)
Total	811.9	1,238.7	1,578.8	2,246.0
Gain on sale of Australian Electric Operations	-	-	-	(27.4)
Income from operations	132.2	5.5	255.1	307.2
Interest expense and other (income) expense				
Interest expense	80.6	52.4	144.6	107.4
Interest income	(2.9)	(6.5)	(5.0)	(14.7)
Interest capitalized	(4.4)	(2.1)	(9.9)	(4.4)
Minority interest and other	5.7	(5.1)	15.1	(13.3)
Total	79.0	38.7	144.8	75.0
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	53.2	(33.2)	110.3	232.2
Income tax expense (benefit)	21.7	(3.0)	41.3	98.1
Income (loss) from continuing operations before cumulative effect of accounting change	31.5	(30.2)	69.0	134.1
Discontinued operations (less applicable income tax expense: $36.4/2001)	-	-	-	146.7
Income (loss) before cumulative effect of accounting change	31.5	(30.2)	69.0	280.8
Cumulative effect of accounting change (less applicable income tax benefit: $1.1/2002 and $69.0/2001) (Note 3)	-	-	(1.9)	(112.8)
Net income (loss)	31.5	(30.2)	67.1	168.0
Preferred dividend requirement	(1.8)	(4.4)	(3.7)	(8.8)
Earnings (loss) on common stock	$ 29.7	$ (34.6)	$ 63.4	$ 159.2
RETAINED EARNINGS BEGINNING OF PERIOD	$ 206.8	$ 242.1	$ 173.1	$ 128.1
Net income (loss)	31.5	(30.2)	67.1	168.0
Cash dividends declared				
Preferred stock	(1.8)	(3.5)	(3.7)	(7.4)
Common stock	-	(80.3)	-	(160.6)
RETAINED EARNINGS END OF PERIOD	$ 236.5	$ 128.1	$ 236.5	$ 128.1

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements

PACIFICORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Millions of dollars)	Six Months Ended September 30,	
	2002	2001
Cash flows from operating activities		
Net income	$ 67.1	$ 168.0
Adjustments to reconcile net income		
to net cash provided by (used in) operating activities:		
Gain on disposal of discontinued operations	-	(146.7)
Cumulative effect of accounting change	1.9	112.8
Unrealized gain on SFAS No. 133 - derivative instruments	(3.1)	(150.0)
Depreciation and amortization	214.9	199.9
Deferred income taxes and investment tax credits - net	(12.8)	73.3
Gain on sale of assets	(1.2)	(36.2)
Deferred net power costs	(23.2)	(184.5)
Changes in other regulatory assets/liabilities	71.8	26.1
Accounts receivable and prepayments	5.9	12.0
Accounts payable and accrued liabilities	(113.0)	(159.5)
Other	(8.2)	(7.0)
Net cash provided by (used in) operating activities	200.1	(91.8)
Cash flows from investing activities		
Construction	(253.1)	(208.6)
Changes in debt due affiliates	-	(123.5)
Advances to ScottishPower	-	400.0
Proceeds from ScottishPower note receivable	-	(27.4)
Proceeds from finance note repayment	-	189.9
Proceeds from sales of assets	9.8	28.1
Proceeds from sales of finance assets and principal payments	-	38.9
Proceeds from available for sale securities	74.6	56.3
Purchases of available for sale securities	(75.1)	(59.7)
Other	2.7	2.3
Net cash (used in) provided by investing activities	(241.1)	296.3
Cash flows from financing activities		
Changes in short-term debt	76.5	(44.8)
Dividends paid	(3.8)	(7.8)
Repayments of long-term debt	(130.4)	(47.1)
Redemptions of preferred stock	(7.5)	(100.0)
Other	-	(1.3)
Net cash used in financing activities	(65.2)	(201.0)
(Decrease) increase in cash and cash equivalents	(106.2)	3.5
Cash and cash equivalents at beginning of period	157.9	139.4
Cash and cash equivalents at end of period	$ 51.7	$ 142.9

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

PACIFICORP
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Financial Statements

The condensed consolidated financial statements of PacifiCorp (the "Company") include its integrated domestic electric utility operations ("Domestic Electric Operations") and its wholly owned and majority-owned subsidiaries. The subsidiaries of PacifiCorp support its electric utility operations by providing environmental remediation, financing and coal mining facilities and services. Intercompany transactions and balances have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2002 and for the periods ended September 30, 2002 and 2001, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The March 31, 2002 condensed consolidated balance sheet data was derived from audited financial statements. Such statements are presented in accordance with the Securities and Exchange Commission's ("SEC") interim reporting requirements, which do not include all the disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted from the interim statements. A portion of the business of the Company is of a seasonal nature and, therefore, results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the expected results for any other interim period or the year ending March 31, 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 2002 Annual Report on Form 10-K.

After obtaining the necessary regulatory approvals, on December 31, 2001, NA General Partnership ("NAGP") contributed all of the common stock of PacifiCorp to PacifiCorp Holdings, Inc. ("PHI"), a direct, wholly owned subsidiary of NAGP. NAGP is a wholly owned subsidiary of Scottish Power plc ("ScottishPower"). On February 4, 2002, PacifiCorp transferred all of the capital stock of PacifiCorp Group Holdings Company ("Holdings") to PHI. Holdings includes the wholly owned subsidiary, PacifiCorp Financial Services, Inc. ("PFS"), a financial services business. Accordingly, the results of operations, assets and liabilities of Holdings are not included with those of PacifiCorp commencing February 4, 2002.

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

SFAS No. 71 provides that regulatory assets may be capitalized if it is probable that future revenue in an amount at least equal to the capitalized costs will result from the inclusion of that cost in allowable costs for ratemaking purposes. In addition, the rate action should permit recovery of the specific previously incurred and capitalized costs rather than to provide for expected levels of similar future costs. The Company records regulatory assets and liabilities based on management's assessment that it is probable that a cost will be recovered (asset) or that an obligation has been incurred (liability). The final outcome, or additional regulatory actions, could change management's assessment in future periods. A regulator can provide current rates intended to recover costs that are expected to be incurred in the future, with the understanding that if those costs are not incurred, future rates will be reduced by corresponding amounts. If current rates are intended to recover such costs, the Company shall recognize amounts charged, pursuant to such rates, as liabilities and take those amounts to income only when the associated costs are incurred. In applying SFAS No. 71, the Company must give consideration to changes in the level of demand or competition during the cost recovery period. In accordance with SFAS No. 71, Domestic Electric Operations capitalizes certain costs as regulatory assets in accordance with regulatory authority whereby those costs will be expensed and recovered in future periods.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") concluded in 1997 that SFAS No. 71 should be discontinued when detailed legislation or regulatory orders regarding competition are issued. Additionally, the EITF concluded that regulatory assets and liabilities applicable to businesses being deregulated should be written-off unless their recovery is provided for through future regulated cash flows. The Company continuously evaluates the appropriateness of applying SFAS No. 71 to each of its jurisdictions. At September 30, 2002, management concluded that SFAS No. 71 was appropriate for the Domestic Electric Operations. However, if deregulation activities continue to progress, the Company may in the future be required to discontinue its application of SFAS No. 71 to all or a portion of its business.

The Company is subject to the jurisdiction of public utility regulatory authorities in each of the states in which it conducts retail electric operations as to prices, services, accounting, issuance of securities and other matters. The jurisdictions in which the Company operates are in various stages of evaluating deregulation. At present, the Company is subject to cost based rate making for its Domestic Electric Operations business. The Company is a "licensee" and a "public utility" as those terms are used in the Federal Power Act (the "FPA") and is, therefore, subject to regulation by the Federal Energy Regulatory Commission (the "FERC") as to accounting policies and practices, certain prices and other matters.

In an effort to mitigate the temporary discrepancy between prices paid to purchase power and revenues received through regulated rates, the Company requested and received regulatory approval from the utility commissions in the states of Utah, Oregon, Wyoming and Idaho to capitalize for each state some of the net power costs that vary from costs included in determining retail rates. At September 30, 2002, the Company had a balance of $227.1 million of such capitalized costs supported by regulatory orders or stipulated agreements reached in Utah, Oregon and Idaho and an amount for deferred net power costs anticipated to be recoverable in Wyoming. The determination of the amount to be recovered in Wyoming is subject to receipt of a final commission order from the Wyoming Public Service Commission ("WPSC") in a rate case expected to be concluded by March 2003. Full recovery cannot be assured and differences between the amount allowed by the commission and the amounts capitalized at September 30, 2002 will be recognized as either a charge or credit to income upon receiving a final commission order. The balance of deferred net power costs at September 30, 2002 has been adjusted for regulatory liability offsets as allowed by the Utah and Idaho Commission orders. On July 18, 2002, the Oregon Public Utility Commission ("OPUC") issued an order approving a stipulation agreement allowing recovery of $136.5 million for certain deferred net power costs, including $5.5 million in carrying charges. This order is the subject of a court appeal by the intervening parties. On August 6, 2002, the OPUC allowed the Company to increase the amortization level for these deferred costs, from 3.0% to 6.0%. In October 2002, the Company entered into a voluntary stipulation with one of the intervening parties, supported by the OPUC staff, to allow collections from Oregon customers for these costs to be refunded if, as a result of the foregoing court appeal, an order or ruling is issued declaring all or any portion of these deferred costs imprudent. Amounts subject to refund would include only those collections occurring after the OPUC approves this stipulation, which management expects will occur before March 31, 2003.

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

NOTE 3 - Derivative Instruments

On April 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138 and numerous interpretations of the Derivatives Implementation Group (the "DIG") that are approved by the FASB, collectively "SFAS No. 133." Under SFAS No. 133, derivative instruments are recorded on the Condensed Consolidated
Balance Sheet as an asset or liability measured at estimated fair value, with changes in fair value recognized currently in earnings, unless specific hedge accounting criteria are met. As contracts settle, sales are recorded in Revenues, with purchases recorded in Purchased power and Fuel expense on the Condensed Consolidated Statements of Income (Loss) and Retained Earnings. A derivative financial instrument or other contract derives its value from another investment, a designated benchmark, or an underlying price.

The Company's primary business is to serve its retail customers. The Company's business is exposed to risks relating to, but not limited to, changes in certain commodity prices and counterparty performance. The Company enters into derivative instruments, including electricity, natural gas and coal forward, option and swap contracts, and weather contracts to manage its exposure to commodity price and volume risk and ensure supply and thereby attempts to minimize variability in net power costs for customers. The Company has policies and procedures to manage risks inherent in these activities and a Risk Management Committee to monitor compliance with the Company's risk management policies and procedures.

In June 2002, the Company's SFAS No. 133 contract assessments were updated to reflect the revised Issue C15, Normal Purchase and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity, ("Issue C15"), guidance from the DIG, effective April 1, 2002. The revision to Issue C-15 includes criteria to be considered for designation of a contract as a "capacity contract" and disallows the use of the exception for contracts that include a pricing element that is not clearly and closely related to the price of energy. The effects of adoption of the revised Issue C15 at April 1, 2002 resulted in a cumulative effect of accounting change adjustment of $2.1 million unfavorable (net of a tax benefit of $1.3 million) on the Company's Condensed Consolidated Statements of Income (Loss) and Retained Earnings. For contracts qualifying for deferred accounting under SFAS No. 71, the effect of adopting the revised C15 Issue was $0.7 million favorable.

In October 2001, the DIG issued guidance under Issue C16, Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract, ("Issue C16"). The guidance disallows normal purchases and normal sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. Issue C16 was effective April 1, 2002. The effects of adoption of Issue C16 at April 1, 2002 resulted in a cumulative effect of accounting change adjustment of $0.2 million favorable (net of tax of $0.2 million) on the Company's Condensed Consolidated Statements of Income (Loss) and Retained Earnings. For contracts qualifying for deferred accounting under SFAS No. 71, the effect of adopting Issue C16 was a fair value of $126.5 million unfavorable to the Company. The applicable contracts pertain to the purchase and transport of natural gas. The costs of these contracts have been allowed in rates and the liability is, therefore, offset by a corresponding amount included in regulatory assets.

In June 2002, the EITF reached a partial consensus on Issue No. 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, ("EITF No. 02-3"). The partial consensus requires that all mark-to-market gains and losses arising from energy trading contracts (whether realized or unrealized) accounted for under EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, ("EITF No. 98-10") be presented on a net basis in the income statement and that the gross transaction volume be disclosed for those energy trading contracts that are physically settled. The net presentation requirement is effective beginning in the first interim period ending after July 15, 2002 and the disclosure requirements are effective for financial statements issued for fiscal years ending after July 15, 2002. Reclassification of all historical periods is required. The impact upon adoption was immaterial.

Through the Company's risk management policies and procedures, as implemented by the Risk Management Committee, the types of instruments the Company may utilize are specifically limited to those instruments that are generally used for hedging volume and price fluctuations associated with the management of resources. Instruments are also limited to those commodities representing the Company's principal business (electricity, natural gas and coal). The Company's hedging is done solely to help balance retail and wholesale load. Short-term commodity instruments are occasionally held by the Company for trading purposes. Transactions classified as energy trading activities are accounted for under EITF No. 98-10 and contributed $1.6 million for the six months ended September 30, 2002. All of these transactions were settled by September 30, 2002.

On October 25, 2002, the EITF agreed to rescind EITF No. 98-10. The EITF retained its June 2002 consensus requiring that revenue from energy trading be reported on a net basis by specifying that this still applies to contracts that are defined as derivatives under SFAS No. 133, even if the power, gas or other commodity is physically delivered. Contracts that meet the definition of a derivative under other FASB rules would still have to be marked to fair value, but most energy-related contracts, such as tolling, capacity, storage, and transportation agreements, would not. This rescission applies to any contracts entered into after October 25, 2002 and would take effect for existing contracts in the first fiscal reporting period beginning after December 15, 2002.

The following table summarizes the SFAS No. 133 movements for the six months ended September 30, 2002:

During the six months ended September 30, 2002, approximately $38.7 million ($24.0 million after-tax) of unrealized net losses on derivative instruments in Accumulated other comprehensive income (loss) reversed as the underlying contracts were settled. A corresponding change to the SFAS No. 133 asset was recorded with no net effect on earnings.

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

(b)  Amounts shown relate to activities of the Company and its subsidiaries, with PHI and its subsidiaries.

(c)  These expenses and liabilities primarily represent payroll costs and related benefits of ScottishPower employees in management positions with the Company.

(d)  Short-term demand loans to PacifiCorp, in accordance with regulatory authorizations, are included in Notes payable and commercial paper.

(e)  These revenues primarily represent wheeling revenues received from PacifiCorp Power Marketing, Inc. ("PPM"), a subsidiary of PHI.

(f)  These expenses represent operating lease payments for a generation facility owned by a subsidiary of PPM, as discussed below.

(g)  Holdings, while a subsidiary of the Company, had a note receivable, interest receivable and related interest income from a directly owned subsidiary of ScottishPower.

Interest rates on related party transactions approximate the lender's short-term borrowing cost or cost of capital as required by the relevant regulatory approval or exemption. The applicable rate at March 31, 2002 was 1.9% and at September 30, 2002 was 2.2%.

In May 2002, the Company entered into a fifteen year operating lease on an electric generation facility with West Valley Leasing Company, a subsidiary of PPM. This lease was approved by the OPUC. The Company, at its sole option, may terminate the lease after three and after six years. The facility consists of five generation units each rated at 40 megawatts ("MW") and is located in Utah. Scheduled lease payments are $3.0 million annually per unit. Four of these units were operational June 15, 2002 and the fifth unit became operational at the end of July 2002.

Affiliate transactions with the Company are subject to certain approval and reporting requirements of the regulatory authorities.

NOTE 5 - Revolving Credit Facility

The Company signed new revolving credit agreements that became effective June 4, 2002 with one for $500.0 million having a 364-day term plus a one-year term loan option, and the other for $300.0 million having a three-year term. Other provisions are similar to the prior credit agreements. The interest on advances under these facilities is based on LIBOR plus a margin that varies based on the Company's credit ratings. As of September 30, 2002, there were no borrowings outstanding under these facilities.

NOTE 6 - Common Stock

On August 22, 2002, the Board of Directors of the Company approved the issuance of up to 50 million additional shares of its common stock ("Shares") to be sold, from time to time, to PHI, in such amounts and at such times as shall be determined by the Company, but initially not expected to exceed $300.0 million. Issuance and sale of the Shares is subject to the receipt of cash for the Shares in an amount per share not less than book value at the end of the month prior to the date of the issuance. The Company has received all necessary regulatory approvals. As of September 30, 2002, no Shares had been issued.

NOTE 7 - Commitments and Contingencies

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

Environmental issues - The Company is subject to numerous environmental laws including: the Federal Clean Air Act, as enforced by the Environmental Protection Agency ("EPA") and various state agencies; the 1990 Clean Air Act Amendments; the Endangered Species Act, particularly as it relates to certain potentially endangered species of fish; the Comprehensive Environmental Response, Compensation and Liability Act, relating to environmental cleanups; along with the Federal Resource Conservation and Recovery Act and the Clean Water Act relating to water quality. These laws could potentially impact future operations. Contingencies identified at September 30, 2002 principally consist of Clean Air Act matters, which are the subject of discussions with the EPA and state regulatory authorities. The Company expects that future costs relating to these matters may be significant and consist primarily of capital expenditures. The Company expects these costs will be included in rates, and as such, will not have a material adverse impact on the Company's consolidated results of operations.

Hydroelectric relicensing - The Company's hydroelectric portfolio consists of 53 plants with a total capacity of 1,119 MW. Ninety-seven percent of the installed capacity is regulated by the FERC through 20 individual licenses. Nearly all of the Company's hydroelectric projects are in some stage of relicensing under the FPA. Hydro relicensing and the related environmental compliance requirements are subject to a high degree of change in estimation. The Company expects that future costs relating to these matters may be significant and consist primarily of capital expenditures, and that power generation reductions may result from the additional environmental requirements. The Company expects these costs will be included in rates, and as such, will not have a material adverse impact on the Company's consolidated results of operations.

Swift power canal - On April 21, 2002, a failure occurred in the Swift power canal on the Lewis River in the state of Washington. The power canal and associated 70 MW hydroelectric facility ("Swift No. 2") are owned by Cowlitz County Public Utility District ("Cowlitz"). Investigations suggest that Swift No. 2 will be out of service for an extended period of time, possibly more than two years. This failure has impacted the Company's owned and operated 240 MW Swift No. 1 hydroelectric facility, which is upstream of the Swift power canal, by restricting both flow and generation flexibility ("shaping"). Cowlitz and the Company reached agreement on power canal repairs. Such repairs were completed and Swift No. 1 was returned to full capacity levels as of mid-July 2002 (though with limited shaping capabilities). Environmental, operations safety and fish mitigation issues remain to be resolved before full use of Swift No. 1 can be ensured. The Company will continue to seek ways to mitigate any capacity and shaping limitations and also to recover any business losses. The full impact of the Swift outage and plans for repair of the Swift No. 2 facility are being determined. This event is not expected to have a significant impact on the Company's financial position or results of operations.

NOTE 8 - Income Taxes

The Company accrued federal and state income tax expense of $41.3 million and $98.1 million, representing effective tax rates of 37.4% and 42.2%, for the six months ended September 30, 2002 and 2001, respectively. The difference between taxes calculated as if the statutory federal tax rate of 35.0% was applied to Income from continuing operations before income taxes and cumulative effect of accounting change and the recorded tax expense is due to the following:

(a)  The additional proceeds from the sale of the Australian Electric Operations of $27.4 million received in June 2001 did not have associated tax expense as they reduced the loss previously reported.

(b)  Reserves for tax on outstanding Internal Revenue Service examination issues.

The Company has concluded its settlement discussions with the IRS Appeals Division for the 1991, 1992 and 1993 tax years. The tax impact for this settlement is approximately $10.3 million. The Company has an established liability for this amount.

The examination of the Company's 1994 through 1998 tax years was completed in July 2002. The IRS issued a Revenue Agent's Report on July 3, 2002 for these years. Further, the IRS also issued a Revenue Agent's Report on July 17, 2002 containing solely the issues agreed upon with the Company. The tax impact for the agreed upon issues is an expense of approximately $40.9 million. The Company has an established liability for this amount. The Company has filed an administrative appeal for the unagreed issues. The Company believes that final settlement will not have a material adverse impact upon its financial position or results of operations. The IRS started the examination of the 1999 and 2000 tax years in September 2002.

NOTE 9 - Comprehensive Income

The components of comprehensive income are as follows:

NOTE 10 - New Accounting Standards

Adoption of New Standard

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets, ("APB No. 17"). SFAS No. 142 specifically states that it does not change the accounting prescribed by SFAS No. 71. This statement was effective for the Company beginning April 1, 2002. The Company has no goodwill recorded on its books. Due to the regulatory treatment for the Company's intangible assets, the adoption of SFAS No. 142 had no material effect on the Company's financial position or results of operations.

In addition, the Company adopted EITF No. 02-3, revised Issue C15 and Issue C16 as discussed in Note 3.

New Standard Issued

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, ("SFAS No. 143"). The statement requires the fair value of an asset retirement obligation to be recorded as a liability in the period in which the obligation is incurred. At the same time the liability is recorded, the costs of the asset retirement obligation must be recorded as an addition to the carrying amount of the related asset. Over time, the liability is accreted to its present value and the addition to the carrying amount of the asset is depreciated over the asset's useful life. Upon retirement of the asset, the Company will settle the retirement obligation against the recorded balance of the liability. Any difference in the final retirement obligation cost and the liability will result in the recognition of either a gain or loss. The Company will adopt this statement on April 1, 2003 and is currently evaluating the impact of adopting this statement on its financial position and results of operations.

NOTE 11 - Segment Information

The Company previously operated in two business segments (excluding other and discontinued operations): Domestic Electric Operations and Australian Electric Operations. The Australian Electric Operations were sold in the fall of 2000. The Company currently has one segment, Domestic Electric Operations, which includes the regulated retail and wholesale electric operations in the six western states in which the Company operates. Other Operations consisted of PFS, as well as the activities of Holdings, which were transferred to PHI in February 2002.
Selected information regarding the Company's operating segments are as follows:

(a)  In June 2001, upon resolution of a contingency under the provisions of a portion of the Australian Electric Operations sale agreement, the Company received further proceeds from the sale in the amount of $27.4 million.

(b)  Amounts for the six months ended September 30, 2001 represent the collection of a contingent note receivable relating to the discontinued operations of a former mining and resource development business, NERCO, Inc., which was sold in 1993.

NOTE 12 - Independent Accountants Review Report

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and its subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income (loss) and retained earnings for each of the three-month and six-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

November 4, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On December 31, 2001, NA General Partnership ("NAGP") transferred all of the common stock of PacifiCorp (the "Company") to PacifiCorp Holdings, Inc. ("PHI"). PacifiCorp subsequently transferred all of the capital stock of PacifiCorp Group Holdings Company ("Holdings") to PHI in February 2002. Holdings includes the wholly owned subsidiary, PacifiCorp Financial Services, Inc. ("PFS"), a financial services business. This transfer was made to better separate PacifiCorp's regulated utility business from its non-utility operations. As a result, the operations of Holdings are included as Other Operations in the Company's Condensed Consolidated Statement of Income (Loss) and Retained Earnings and Condensed Consolidated Statement of Cash Flows for the three and six months ended September 30, 2001, but are not included for the three and six months ended September 30, 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the consolidated financial statements. Changes in these estimates and assumptions could have a material impact on the Company's financial position and results of operations. Those policies that management considers critical are Regulation, Revenue Recognition, Allowance for Doubtful Accounts, Derivatives, Depreciation, Pensions and Contingent Tax Liability and are described in the Company's Annual Report on Form 10-K under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

  .  federal and state utility commission practices;
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
 .  outcome of litigation;
  .  workforce factors;
  .  cost and availability of insurance;
  .  pension and healthcare costs;
  .  outcome of IRS tax settlements;

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

RESULTS OF OPERATIONS

The western U.S. wholesale energy market was relatively stable during the six months ended September 30, 2002 as compared to the prior period. The Company took several actions to maintain a balanced net energy position through the summer peak period and for the remainder of this fiscal year. The Company added the 120 megawatt ("MW") gas-fired peaking plant in Utah, which came on line in August 2002. The Company also entered into an operating lease arrangement for a 200 MW peaking plant in Utah with a subsidiary of PacifiCorp Power Marketing, a subsidiary of PHI. These actions, as well as other flexible physical hedging, were instrumental in the Company maintaining a balanced energy position during the period.

The Company has made progress toward recovering the deferred net power costs incurred during the period of extreme volatility and unprecedented high price levels beginning in the summer of 2000 and extending through the summer of 2001. These costs are being recovered through the following rate orders: (i) $147.0 million in Utah, approved on May 1, 2002 and recoverable through a $29.5 million annual surcharge for two years and regulatory liability offsets and (ii) $25.0 million in Idaho, approved on June 7, 2002 and recoverable through a $22.7 million surcharge over two years and regulatory liability offsets. On July 18, 2002, the Oregon Public Utility Commission ("OPUC") issued an order approving a stipulation agreement allowing recovery of $136.5 million for certain deferred net power costs, including $5.5 million in carrying charges. This order is the subject of a court appeal by intervening parties. In August 2002, the OPUC allowed the Company to increase the amortization level for these deferred costs from 3.0% to 6.0%. In October 2002, the Company entered into a voluntary stipulation with one of the intervening parties, supported by the OPUC staff, to allow collections from Oregon customers for these costs to be refunded if, as a result of the foregoing court appeal, an order or ruling is issued declaring all or any portion of these deferred costs imprudent. Amounts subject to refund would include only those collections occurring after the OPUC approves this stipulation, which management expects will occur before March 31, 2003. In Wyoming, the Company has requested recovery of $91.0 million in deferred net power costs to be recovered through two surcharges over three years. The Company currently expects an order on this request before March 31, 2003. In Washington, the Company has requested recovery of $17.5 million of excess power costs, including carrying charges, to be recovered through regulatory liability offsets of the Centralia gain and Merger Credits and/or surcharges. A final decision is expected by March 2003.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

The Company's earnings contribution on common stock for the three months ended September 30, 2002 was $29.7 million compared to a loss of $34.6 million for the three months ended September 30, 2001. The increase in earnings contribution of $64.3 million was due primarily to higher retail revenues resulting from rate increases and lower net power costs.

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

(b)  All Other Operations were transferred to PHI on February 4, 2002.

Residential revenues for the three months ended September 30, 2002 increased $17.4 million, or 8.3%, from the three months ended September 30, 2001 due to increases of $11.6 million from higher prices, $3.0 million from higher average customer usage, mainly in Oregon, and $2.8 million relating to growth in the average number of residential customers, mainly in Utah.

Commercial revenues for the three months ended September 30, 2002 increased $9.1 million, or 4.8%, from the three months ended September 30, 2001 due to increases of $8.4 million from higher prices. Growth in the average number of commercial customers increased revenues $4.3 million. These increases were partially offset by a $3.6 million decrease due to the effect of lower average customer usage.

Industrial revenues for the three months ended September 30, 2002 increased $2.6 million, or 1.3%, from the three months ended September 30, 2001 due to increases of $14.0 million from higher prices, offset by an $11.4 million decrease caused by reduced average customer usage.

Wholesale sales for the three months ended September 30, 2002 decreased $327.8 million, or 55.8%, from the three months ended September 30, 2001. The decrease in revenues in the current period resulted from the sharp decline in market prices for short-term and spot market sales as compared to those in the prior period. Factors contributing to the lower market prices included more generation online in the western U.S. and increased hydroelectric generation. Megawatt-hour wholesale sales increased 16.0%. Volumes for short-term and spot market sales increased significantly as the Company took advantage of lower prices to meet its load requirement and sold excess power in the daily and hourly markets.

Other revenues for the three months ended September 30, 2002 increased $2.2 million, or 4.6%, from the three months ended September 30, 2001 due primarily to a $20.7 million release of reserves on a power sales contract following a settlement of a dispute with respect to the contract, offset by a $7.3 million decrease in wheeling revenues, from decreased usage of the Company's transmission system by third parties, a $7.1 million decrease in interest on deferred power costs, a $2.4 million decrease in demand side management revenue, and a $2.0 million decrease in rent revenue.

See Part II, Item 5. Other Information for information regarding recent developments in regulatory issues affecting the Company.

Purchased power expense for the three months ended September 30, 2002 decreased $409.7 million, or 53.3%, from the three months ended September 30, 2001. The decrease in purchased power costs in the current period resulted from significantly lower market prices for short-term and spot market purchases from prices in the prior period. Lower market prices resulted from the same factors mentioned above for lower wholesale sales. Megawatt-hour wholesale purchases increased 26.7% as the Company took advantage of lower prices to meet its load requirements and replaced higher cost generation. Purchased power costs also decreased due to lower demand side management costs. Purchased power costs in the current period reflected $112.0 million less deferral of power costs than the prior period.

Fuel expense for the three months ended September 30, 2002 increased $4.6 million, or 3.6% from the three months ended September 30, 2001, primarily due to $8.8 million in higher coal prices offset by $4.3 million due to lower volumes of fuel consumed. Fuel consumption decreased due to reduced thermal generation resulting from increased purchases of short-term power.

Other operations and maintenance expense for the three months ended September 30, 2002 decreased $4.1 million, or 3.1%, from the three months ended September 30, 2001 primarily due to a $10.7 million decrease resulting from the temporary lease of a generating turbine in the prior period, which was offset by a $4.4 million increase due to the level and timing of capital projects and a $2.1 million increase in employee related costs.

Depreciation and amortization expense for the three months ended September 30, 2002 increased $9.0 million, or 9.0%, from the three months ended September 30, 2001 primarily due to increased expenditures on Property, plant and equipment resulting in a $6.0 million increase in depreciation expense and a $3.6 million increase in the current year period due to the termination at March 31, 2002 of a two-year depreciation expense reduction ordered by state regulatory commissions.

Administrative and general expenses for the three months ended September 30, 2002 increased $3.7 million, or 6.3%, from the three months ended September 30, 2001 primarily due to a $5.2 million increase in property and liability insurance costs resulting from higher premiums and employee related expenses of $3.0 million. These increases were partially offset by a $3.8 million decrease in consulting and outside services.

Taxes, other than income taxes, for the three months ended September 30, 2002 increased $6.3 million, or 33.2%, from the three months ended September 30, 2001 primarily due to higher property tax expense.

The unrealized gain on SFAS No. 133 derivative instruments for the three months ended September 30, 2002 was $5.3 million due to unrealized gains on long-term contracts. For the three months ended September 30, 2001, there was an unrealized loss of $28.1 million primarily due to settlement of short-term contracts. Beginning July 1, 2002, most short-term contracts were designated as normal purchases and sales, exempting them from the mark-to-market requirements of SFAS No. 133.

(a)  Minority interest and other includes payments of $7.1 million on Preferred Securities of wholly owned subsidiary trusts for each of the three month periods ended September 30.

Interest expense increased $28.2 million, or 53.8%, primarily due to higher debt balances and $17.4 million of interest on regulatory liabilities. These increases were partially offset by lower short-term and variable interest rates. The Company issued $800.0 million of new long-term debt in November 2001.

Interest income decreased $3.6 million, or 55.4%, primarily due to the transfer of Holdings to PHI in February 2002, partially offset by the recognition of $1.1 million of interest income on a power sales contract settlement in September 2002. The Interest income of Holdings is no longer included in the Company's results.

Interest capitalized increased $2.3 million, or 109.5% due to higher capitalization rates and increased construction work-in-progress balances in the current period.

Minority interest and other increased $10.8 million, or 211.8%. Minority interest was constant year over year. During the three months ended September 30, 2001, proceeds on life insurance policies were $2.0 million greater than the current year period and the Company recorded a $1.9 million gain on the reversal of a previously recorded liability that was no longer needed. Other income relating to Holdings for the three months ended September 30, 2001 was $5.0 million.

INCOME TAX EXPENSE

Income tax expense was $21.7 million for the three months ended September 30, 2002 compared to an income tax benefit of $3.0 million for the three months ended September 30, 2001. The effective tax rate for the three months ended September 30, 2002 was 40.8% compared to a 9.0% effective tax rate for the three months ended September 30, 2001. For the three months ended September 30, 2001, the effective tax rate differs from the statutory rate primarily due to the additional tax reserves established. See Note 8 of the NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS under ITEM 1. FINANCIAL STATEMENTS.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2002 and 2001

The Company's earnings contribution on common stock for the six months ended September 30, 2002 was $63.4 million compared to $159.2 million for the six months ended September 30, 2001. Revenues from rate increases and lower net power costs improved earnings, however these were offset by the following items: (i) a $146.9 million unfavorable change in Unrealized gains on SFAS No. 133 derivative instruments; (ii) losses of $112.8 million due to changes in accounting relating to the adoption of SFAS No. 133 in 2001 and losses of $1.9 million in 2002 due to revised Issue C15 and Issue C16; (iii) $146.7 million of income in 2001 from the discontinued operations of a former mining and resource development business; and (iv) a $27.4 million gain in 2001 from the sale of Australian Electric Operations.

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

(b)  All Other Operations were transferred to PHI on February 4, 2002.

(c)  The amount for the six months ended September 30, 2001 represents the collection of a contingent note receivable relating to the discontinued operations of a former mining and resource development business, NERCO, Inc. ("NERCO"), which was sold in 1993.

(d)  Represents the effect of implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") at April 1, 2001 and the implementation of the Derivatives Implementation Group ("DIG") revised Issue C15 and Issue C16 at April 1, 2002.

Residential revenues for the six months ended September 30, 2002 increased $33.8 million, or 8.5%, from the six months ended September 30, 2001 primarily due to increases of $21.1 million from higher prices, resulting from concluded regulatory proceedings, $7.4 million from higher average customer usage, and $5.3 million relating to growth in the average number of residential customers, mainly in Utah.

Commercial revenues for the six months ended September 30, 2002 increased $11.3 million, or 3.0%, from the six months ended September 30, 2001 primarily due to increases of $8.8 million from higher prices. Growth in the average number of commercial customers increased revenues $8.5 million. This increase was partially offset by a $6.0 million decrease due to the effect of lower average customer usage mainly as a result of milder weather conditions.

Industrial revenues for the six months ended September 30, 2002 decreased $18.0 million, or 4.7%, from the six months ended September 30, 2001 primarily due to a $27.6 million decrease caused by reduced average customer usage mainly as a result of a weaker economy in Oregon, partially offset by a $9.6 million increase resulting from higher prices.

Wholesale sales for the six months ended September 30, 2002 decreased $690.9 million, or 55.5%, from the six months ended September 30, 2001. The decrease in revenues in the current period resulted from the sharp decline in market prices for short-term and spot market sales as compared to those in the prior period. Factors contributing to the lower market prices included more generation online in the western U.S., lower natural gas prices and increased hydroelectric generation. Megawatt-hour wholesale sales increased 52.1%. Volumes for short-term and spot market sales increased significantly as the Company took advantage of lower prices to meet its load requirement and sold excess power in the daily and hourly markets.

Other revenues for the six months ended September 30, 2002 decreased $16.7 million, or 17.3%, from the six months ended September 30, 2001 primarily due to a $23.6 million decrease in wheeling revenues, caused by decreased usage of the Company's transmission system by third parties, a $7.7 million decrease in demand side management revenues, a $4.7 million decrease in revenues due to the termination of Oregon's Alternative Form of Regulation ("AFOR") and a $5.0 million decrease in interest on deferred power costs. These decreases were partially offset by a $20.7 million release of reserves on a power sales contract following a settlement of a dispute with respect to the contract and a $2.2 million increase in a renewable power sales contract.

See Part II, Item 5. Other Information for information regarding recent developments in regulatory issues affecting the Company.

Purchased power expense for the six months ended September 30, 2002 decreased $828.2 million, or 55.1%, from the six months ended September 30, 2001. The decrease in purchased power costs in the current period resulted from significantly lower market prices for short-term and spot market purchases from prices in the prior period. Lower market prices resulted from the same factors mentioned above for lower wholesale sales. Megawatt-hour wholesale purchases increased 51.0% as the Company took advantage of lower prices to meet its load requirements and replaced higher cost generation. Purchased power costs also decreased due to lower demand side management costs. Purchased power costs in the current period reflected $156.3 million less deferral of power costs than the prior period.

Fuel expense for the six months ended September 30, 2002 decreased $15.2 million, or 6.2% from the six months ended September 30, 2001, due to lower volumes of fuel consumed, offset by higher coal prices. Fuel consumption decreased due to a reduction in thermal generation resulting from increased purchases of short-term power.

Other operations and maintenance expense for the six months ended September 30, 2002 decreased $11.5 million, or 4.1%, from the six months ended September 30, 2001 primarily due to an $18.3 million decrease resulting from the temporary lease of a generating turbine in the prior period, which was partially offset by the establishment of a $7.0 million reserve for California exposures in the current period.

Depreciation and amortization expense for the six months ended September 30, 2002 increased $16.7 million, or 8.4%, from the six months ended September 30, 2001 primarily due to increased expenditures on Property, plant and equipment, which resulted in a $4.9 million increase in depreciation expense, and increased software amortization of $2.5 million. Depreciation and amortization expense also increased $7.2 million due to the termination at March 31, 2002 of a two-year depreciation expense reduction ordered by state regulatory commissions.

Administrative and general expenses for the six months ended September 30, 2002 increased $26.4 million, or 22.7%, from the six months ended September 30, 2001 primarily due to increased property and liability insurance costs of $17.2 million resulting from higher premiums, insurance reserves and storm damage, and increased employee related expenses of $7.0 million.

Taxes, other than income taxes, for the six months ended September 30, 2002 increased $4.9 million, or 11.3%, from the six months ended September 30, 2001 primarily due to higher property tax expense.

The unrealized gain on SFAS No. 133 derivative instruments for the six months ended September 30, 2002 was $3.1 million compared to $150.0 million for the six months ended September 30, 2001 primarily due to implementation of Issue C15, on July 1, 2001, which resulted in the designation of the majority of the Company's short-term contracts as normal purchases and sales. See Note 3 of the NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS under ITEM 1. FINANCIAL STATEMENTS.

GAIN ON SALE OF AUSTRALIAN ELECTRIC OPERATIONS

In June 2001, upon resolution of a contingency under the provisions of a portion of the Australian Electric Operations sale agreement, the Company received further proceeds due from the sale in the amount of $27.4 million.

(a)  Minority interest and other includes payments of $14.2 million on Preferred Securities of wholly owned subsidiary trusts for each of the six month periods ended September 30.

Interest expense increased $37.2 million, or 34.6%, primarily due to higher debt balances and $17.4 million of interest on regulatory liabilities. These increases were partially offset by lower short-term and variable interest rates and variable interest rates. The Company issued $800.0 million of new long-term debt in November 2001.

Interest income decreased $9.7 million, or 66.0%, primarily due to the transfer of Holdings to PHI in February 2002, partially offset by the recognition of $1.1 million of interest income on a power sales contract settlement in September 2002. Interest income of Holdings is no longer included in the Company's results.

Interest capitalized increased $5.5 million, or 125.0%, due to higher capitalization rates and increased construction work-in-progress balances in the current period.

Minority interest and other increased $28.4 million, or 213.5%. Minority interest was constant year over year. Other expense increased partially due to the reversal in the current period of a previously recorded gain of $3.4 million as a result of a regulatory order. During the six months ended September 30, 2002, proceeds on life insurance policies decreased $1.6 million from the prior year and a $1.3 million unfavorable adjustment to the cash surrender value of life insurance policies was recorded. During the six months ended September 30, 2001, the Company recorded a $6.3 million gain on the reversals of previously recorded liabilities that were no longer needed, a $9.3 million gain on the sales of leased aircraft owned by PFS and a $3.5 million gain on the sales of non-utility investments held by Holdings.

INCOME TAX EXPENSE

Income tax expense decreased $56.8 million principally due to the lower taxable income in the current period. The effective tax rate for the six months ended September 30, 2002 was 37.4% compared to a 42.2% effective tax rate for the six months ended September 30, 2001. See Note 7 of the NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS under ITEM 1. FINANCIAL STATEMENTS.

DISCONTINUED OPERATIONS

The Company recognized $146.7 million of income during the six months ended September 30, 2001 as a result of collecting a contingent note receivable relating to the discontinued operations of its former mining and resource development business, NERCO, which was sold in 1993. Deferred tax expense of $36.4 million was recognized on the gain in June 2001.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash flows provided by operating activities were $200.1 million for the six months ended September 30, 2002 compared to a usage of $91.8 million for the six months ended September 30, 2001. The increase of $291.9 million in operating cash flows was primarily attributable to higher purchased power prices included in the prior period that were not being recovered through regulated rates, as well as the non-cash impact of the gain on the disposal of discontinued operations in the prior period of $146.7 million and the net change in unrealized gain on SFAS No. 133 of $146.9 million.

Due to recent law changes, the Company is allowed to take advantage of an additional first year depreciation deduction amounting to 30.0% of qualified assets placed in service from September 11, 2001 through September 11, 2004. This additional deduction allows the Company to reduce cash outlays in the initial years of an asset's life due to increased tax depreciation, which will result in reduced current taxable income.

INVESTING ACTIVITIES

Capital spending totaled $253.1 million for the six months ended September 30, 2002 compared to $208.6 million for the six months ended September 30, 2001. Year to date capital spending is in line with the construction program outlined in the Company's 2002 Annual Report on Form 10-K. The increase was primarily due to expenditures for new generation, network growth, system upgrades and other capital projects. Proceeds from sales of assets for the six months ended September 30, 2002 represented sales of utility properties and for the six months ended

September 30, 2001 represented additional proceeds relating to the disposal of Australian Electric Operations. Proceeds from a finance note repayment in the prior period represented the payment of a note receivable held by Holdings relating to the discontinued operations of NERCO. Certain investing activities for the six months ended September 30, 2001 do not appear in the six months ended September 30, 2002 due to the transfer of Holdings and its subsidiaries from PacifiCorp to PHI.

The Company plans to increase the level of its capital investment by an additional $102.0 million along the Wasatch Front in Utah to expand the distribution network. That area of Utah has experienced rapid load growth, including increased peak demand during periods of prolonged hot weather. The capital investments are intended to provide the Wasatch Front region with a more stable power supply and capacity for future natural growth, heat demand and emergency situations.

FINANCING ACTIVITIES

The Company does not utilize "off-balance sheet" financing arrangements other than operating leases, which are accounted for in accordance with SFAS No. 13, Accounting for Leases.

The Company's short-term borrowings and certain other financing arrangements are supported by $800.0 million of revolving credit agreements that became effective June 4, 2002 with one facility for $500.0 million having a 364-day term plus a one-year term loan option, and the other facility for $300.0 million having a three-year term. Other provisions are similar to prior credit agreements. As of September 30, 2002, there were no borrowings outstanding under these facilities. The interest on advances under these facilities is based on LIBOR plus a margin that varies based on the Company's credit ratings. In addition to these committed credit facilities, the Company had $7.5 million in money market accounts included in Cash and cash equivalents at September 30, 2002 available to meet its liquidity needs.

For the six months ended September 30, 2002, the Company redeemed $7.5 million of preferred stock as compared to $100.0 million for the six months ended September 30, 2001.

During the six months ended September 30, 2002, the Company declared no dividends on common stock. The Company declared dividends of $1.9 million and $1.8 million on preferred stock on May 24, 2002 and August 22, 2002, respectively. Dividends payable on preferred stock at September 30, 2002 totaled $1.8 million and are payable on November 15, 2002.

Management expects existing funds and cash generated from operations, together with existing credit facilities, to be sufficient to fund liquidity requirements for the next 12 months. However, many participants in the electric utility industry have experienced a period of negative news and ratings downgrades. While the Company to date has been able to adequately fund itself and expects to be able to continue to do so, further negative events by other industry participants may make it more difficult and expensive for the Company to obtain necessary financing or replace financing agreements at their maturity.

CREDIT RATINGS

The Company's credit ratings at September 30, 2002 were as follows:

These ratings are unchanged from March 31, 2002. These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other rating.

For a further discussion of the Company's credit ratings, see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the Company's 2002 Annual Report on Form 10-K.

CAPITALIZATION

At September 30, 2002, PacifiCorp had $253.9 million of commercial paper and other short-term borrowings outstanding at a weighted average rate of 2.0%. These borrowings and other financing arrangements are supported by revolving credit agreements and cash on hand as described above.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The tables below show the Company's contractual obligations and commercial commitments as of September 30, 2002 for each of the 12-month periods ended September 30.

(a)  There have been no significant increases to the long-term obligations during the six months ended September 30, 2002. The long-term debt matures at various dates through fiscal 2032, and bears interest principally at fixed rates of interest. The Company uses the proceeds from debt financing for general corporate purposes including construction, improvement or maintenance of its utility system and the repayment of commercial paper and short-term debt. Generally, the costs of these financings are included in the rates that the state regulatory commissions authorize.

(b)  Wholly owned subsidiary trusts of the Company (the "Trusts") have issued, in public offerings, redeemable preferred securities ("Preferred Securities") representing preferred undivided beneficial interests in the assets of the Trusts, with liquidation amounts of $25.00 per Preferred Security. The sole assets of the Trusts are Junior Subordinated Deferrable Interest Debentures ("Junior Debentures") of the Company that bear interest at the same rates as the Preferred Securities to which they relate, and certain rights under related guarantees by the Company. These Junior Debentures are unsecured and junior in terms of preference to all senior debt including unsecured senior obligations. Under certain conditions, the Company may defer interest on the Junior Debentures. Generally, the costs of these financings are included in the rates that the state regulatory commissions authorize.

(c)  The Company's power contract commitments include purchases of coal, natural gas, and electricity. The Company manages its energy resource requirements by integrating long-term, short-term and spot market purchases with its own generating resources to dispatch the system economically and meet commitments for wholesale sales and retail load growth. As part of its energy resource portfolio, the Company acquires a portion of its power requirements through long-term purchases and/or exchange agreements.

(d)  The Company signed new revolving credit agreements that became effective June 4, 2002; one for $500.0 million having a 364-day term, plus a one-year term loan option, and the other for $300.0 million having a three-year term. Provisions in the agreements are similar to the prior credit agreements. The interest on advances under these facilities is based on LIBOR plus a margin that varies based on the Company's credit ratings. As of September 30, 2002, no borrowings were outstanding under these facilities.

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

There has been a decrease in the number of counterparties in the wholesale energy markets with whom the Company has been able to transact business for purposes of servicing its regulated customers. This decline is due to an overall negative credit ratings trend in the energy industry and the concern that these counterparties may face a liquidity crisis and be unable to meet their obligations. In addition, some counterparties are focusing less of their efforts on merchant energy trading, pursuing lower risk/slower growth opportunities, strengthening their balance sheets in order to maintain or achieve an investment grade rating, exiting the marketplace entirely, or are looking to sell their energy trading divisions.

The Company continues to experience risk relating to increases in various insurance premiums and available insurance coverage for certain property and liability exposures. As a result of recent negative investment market conditions and the resultant returns that the pension trust has been experiencing on its pension plan assets, the Company is exposed to increased pension expenses and cash contributions. The Company will seek recovery of these increased costs through the normal ratemaking process.

FAIR VALUE OF DERIVATIVES

SFAS No. 133 requires all derivatives, as defined by the standard, to be marked to market, except those which qualify for specific exemption under the standard or associated DIG guidance, such as those defined as normal purchases and normal sales. The derivatives that are marked to market in accordance with SFAS No. 133 include only certain of the Company's commercial contractual arrangements as many of these arrangements are outside the scope of SFAS No. 133.

The following table shows the changes in the fair value of energy related contracts qualifying as derivatives under SFAS No. 133 from April 1, 2002 to September 30, 2002 and quantifies the reasons for the changes.

(a)  The Company has also recorded $595.2 million in net regulatory assets, as authorized by regulatory orders received, with respect to these contracts.

The forward market price curve is derived using daily market quotes from independent energy brokers, as well as, direct information received from third-party offers and actual transactions executed by the Company. For contracts extending past 2006, the forward prices are derived using a fundamentals model (cost-to-build approach) that is updated as warranted to reflect changes in the market. Short-term contracts, without explicit or embedded optionality, are valued based upon the relevant portion of the forward market price curve. Contracts with explicit or embedded optionality and long-term contracts are valued by separating each contract into its component physical and financial forward, swap and option legs. Forward and swap legs are valued against the appropriate market curve. The option leg is valued using a modified Black-Scholes model or a stochastic simulation (Monte Carlo) approach. Each leg is modeled and valued separately using the appropriate forward market price curve.

The Company also manages its exposure to price and volume risk by purchasing weather hedges. These products are designed to protect the Company from the effects of weather on its load forecast. The Company records these instruments in its financial statements at market value in accordance with EITF No. 99-2. At September 30, 2002, the net value of these instruments was an asset of $7.4 million.

The Company's valuation models and assumptions are continuously updated to reflect current market information and an evaluation and refinement of model assumptions is performed on a periodic basis.

The following discloses summarized information with respect to valuation techniques and contractual maturities of the Company's energy-related contracts qualifying as derivatives under SFAS No. 133 as of September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)  The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date within 90 days prior to the filing date of this report. Based on that evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its subsidiaries is made known to such officers in a timely manner for inclusion in the Company's periodic filings with the SEC.

(b)  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation by the Company's principal executive officer and principal financial officer.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

WESTERN POWER MARKET ISSUES

Effective June 19, 2001, the FERC imposed a price mitigation plan that limits prices on spot market sales in California 24 hours a day, seven days a week until September 30, 2002. Sellers have an opportunity to justify to the FERC prices above the capped limit. However, entities reselling power that was purchased are not permitted to seek prices above the capped limit.

On July 25, 2001, the FERC issued an order that extended the California price limits to all wholesale spot market sales in the entire 11-state western region. On December 19, 2001, the FERC revised the methodology used to calculate price limits for the winter season. The mitigated price for all hours until May 1, 2002, was raised to the full amount of the last calculated price cap when reserves in California fell below 7.0%. The price limit was to be increased further when the indices for natural gas prices, used to establish the mitigated price, increased by 10.0%. On May 1, 2002, the price limit calculations reverted to using the original methodology. Effective July 12, 2002, the FERC reset the price limit to $91.87 per MWh as a hard price cap through September 30, 2002 and in September 2002 extended it to October 31, 2002. On November 1, 2002, the price cap increased to the $250.00 per MWh level.

The FERC's June 19, 2001 order also required that "all public utility sellers and buyers in the Cal ISO's markets participate in settlement discussions to complete the task of settling past accounts and structuring the new arrangements for California's energy future." The FERC appointed an Administrative Law Judge ("ALJ") to serve as a settlement judge. On July 11, 2001, the ALJ issued a recommendation to the FERC based upon the settlement conference, proposing a methodology to calculate refund issues. The FERC agreed with the ALJ-proposed methodology. A proceeding before a second ALJ was held on August 19, 2002 to determine each party's refund liability. The Company's exposure to refunds is dependent upon any order issued by the FERC in response to the outcome of these proceedings.

The FERC has also established a second proceeding to consider the possibility of requiring refunds for wholesale sales in the Pacific Northwest between December 25, 2000 and June 20, 2001. The ALJ recommended that the FERC not require refunds for these sales. The FERC has not yet issued a decision in the Pacific Northwest refund proceeding. The Company's exposure to refunds will be dependent upon any order issued by the FERC in response to the outcome of these proceedings and cannot be determined at this time.

On May 2, 2002, the Company filed a series of complaints with the FERC against five wholesale power suppliers for charging excessive prices for wholesale electricity purchases scheduled for delivery during the summer of 2002. The contracts covered in the complaints were signed during a period of extreme wholesale market volatility and before the FERC imposed its West-wide spot market price mitigation (price caps). PacifiCorp is seeking reformation of the contract prices to levels that constitute just and reasonable rates. Hearings on this proceeding are scheduled to begin on December 10, 2002.

In May 2002, the Company responded to data requests from the FERC regarding trading practices connected with the California power crisis of 2000 and 2001. The Company confirmed that it did not engage in any trading practices intended to manipulate the market as described in the FERC's request.

REGULATION

The regulatory issues detailed in the paragraphs below represent only those issues that have changed since the Company filed its Annual Report on Form 10-K for the year ended March 31, 2002. See ITEM 1. BUSINESS - DOMESTIC ELECTRIC OPERATIONS - REGULATION of that report for more detailed information on all regulatory issues currently affecting the Company.

Depreciation Filings
During 1998, the Company filed applications with the respective regulatory commissions in the states of Utah, Oregon, Wyoming and Washington to increase rates of depreciation based on a new depreciation study. All applications were approved in 2000. The increase in rates of depreciation is primarily due to revisions of the estimated costs of removal for steam production and distribution plants. For the period April 1, 2000 to March 31, 2002, the state commissions ordered a reversal of a portion of previously accrued depreciation. These reversals in total, for all states, amounted to approximately $14.0 million per year for 2001 and 2002. On October 1, 2002, the Company filed applications with the respective regulatory commissions in the states of Utah, Oregon, Wyoming, Washington and Idaho to change the rates of depreciation based on a new depreciation study. The new study reflects depreciable plant balances at March 31, 2002 and results in a proposed decrease of $0.7 million annually in depreciation expense. On a jurisdictional basis, the new depreciation study proposes to decrease annual depreciation expense in Oregon by $4.4 million and increases annual depreciation expense in Utah, Wyoming, Washington and Idaho by $3.7 million, $1.6 million, $0.3 million and $0.6 million, respectively. The changes in depreciation rates are primarily due to revisions of estimated costs of removal for steam generating plants and estimated service lives and costs of removal for distribution facilities.

Trail Mountain Mine Closure Costs
On February 7, 2001, the Company filed applications with the UPSC, the OPUC, the Wyoming Public Service Commission ("WPSC") and the Idaho Public Utilities Commission ("IPUC") requesting accounting orders to defer $27.1 million in unrecovered costs associated with its Trail Mountain coal mine. The Company ceased operations at the mine on March 7, 2001. The mine is located in Central Utah and supplied fuel to the Hunter Plant. In April 2001, the WPSC and the IPUC approved deferred accounting treatment of their state's share of the $27.1 million of non-recovered Trail Mountain Mine investment costs. Additional closure-related costs in the amount of $18.7 million were subsequently identified, and the total amount subject to possible deferral increased to approximately $45.8 million. The Company filed in Utah and Oregon to include the additional costs in its deferral application and received approval to defer the full $45.8 million for accounting purposes. In addition, the parties in Oregon signed a stipulation calling for a permanent $1.1 million annual rate reduction in Oregon due to the removal of the Trail Mountain assets from rate base. The stipulation also provides for a $2.6 million annual surcharge for five years to recover Oregon's share of mine closure costs. This stipulation was approved by the OPUC on May 20, 2002. On April 4, 2002, the UPSC approved deferral of Utah's share of the $45.8 million with a five-year amortization beginning April 1, 2001. On May 7, 2002, the Company filed a general rate case in Wyoming, which seeks to recover Wyoming's share of the $45.8 million to be recovered based on a five-year amortization period beginning April 1, 2001. This general rate case is scheduled to be decided before March 2003.

In April 2002, the Company established a regulatory asset for the full closure costs of the Trail Mountain mine with a five-year amortization period beginning April 1, 2001. The resulting regulatory asset at September 30, 2002 was $32.5 million, net of amortization. The reestablishment of the regulatory asset increased accumulated depreciation to reverse the effects of the retirement of the mine and decreased coal inventory costs for the closure-related costs.

Merger Credits
As a result of the Merger, the Company was required to provide benefits to ratepayers through fixed reductions in rates, or "Merger Credits." The Company's total obligation for Merger Credits was $133.4 million through the period ending December 31, 2004. The Company recorded $12.0 million and $57.2 million as liabilities and current expenses in its financial statements for the years ended March 31, 2001 and 2000, respectively, as those amounts were not subject to potential offsets. In May 2002, the UPSC allowed the Company to offset $21.0 million of future Merger Credits against deferred net power costs and eliminated the obligation for future Merger Credits in Utah. On June 7, 2002, the IPUC approved a stipulation agreement that allowed the Company to offset future Merger Credits against deferred net power costs in the amount of $2.3 million. These actions will increase monthly revenues by approximately $1.0 million until December 31, 2003. Through September 30, 2002, the Company had provided $58.1 million in Merger Credits and interest to its customers through reduced rates. The Company is still obligated to provide $38.0 million of Merger Credits to customers in Oregon and Washington, with the possibility of offsetting $21.0 million of that amount against merger savings in future years or deferred power costs.

Concluded Regulatory Actions
Oregon - On May 20, 2002, the OPUC approved a one-year $15.4 million overall rate increase effective June 1, 2002 for the Company's Oregon customers to cover increases in power costs. This increase included an $18.7 million one-year surcharge related to above market costs for summer purchases. The Industrial Customers of Northwest Utilities ("ICNU") requested limited reconsideration of the portion of this order related to the lease of the West Valley, Utah generating units, amounting to $1.2 million annually. On August 8, 2002, the OPUC ordered this reconsideration. The OPUC will soon produce a final list of issues for the reconsideration and a schedule of proceedings.

Idaho - On January 7, 2002, the Company filed a request with the IPUC to recover $38.0 million of deferred net power costs through a temporary 24-month surcharge on customer bills and to implement a new credit to pass through Residential Exchange Program benefits from two Bonneville Power Administration ("BPA") settlement agreements. The credit would not affect Company earnings. In addition, the Company requested an adjustment of individual rate classes to more closely reflect the actual cost-of-service and proposed a rate mitigation policy to ensure that no customer class would receive a rate increase during the period in which the proposed surcharge is in effect. Parties to the proceeding agreed to a stipulation that would allow recovery of $25.0 million of the deferred net power costs. This recovery would be achieved through a $22.7 million power cost surcharge over two years plus termination of future Merger Credits in the amount of $2.3 million. The IPUC approved the stipulation on June 7, 2002. On June 28, 2002, the Company filed a petition asking the IPUC to reconsider the portion of its June 7, 2002 order requiring that the Company implement a one-time refund of $1.1 million related to procedural issues in the form of a $20.00 per customer credit. Two individuals also filed petitions for reconsideration of several aspects of the IPUC's order approving the stipulation. On July 24, 2002, the IPUC granted the Company's petition for reconsideration, with hearings set for September 10, 2002, and denied the petitions from the two other parties. Hearings on the reconsideration were held on September 10, 2002. On October 25, 2002,the IPUC ordered the one-time refund of $1.1 million to be reduced to $10,000.

Rate Increases Submitted for Regulatory Approval
Wyoming - On May 7, 2002, the Company filed a general rate case seeking a permanent $30.7 million increase in electricity rates for its Wyoming customers. If approved by the WPSC, customer rates would increase approximately 9.8%. The Company's filing also incorporated a request for all deferred net power costs, including those for which recovery was being sought in a prior withdrawn proceeding, totaling $91.0 million. The Company currently expects an order on this request by March 2003.

California - On March 16, 2001, the Company filed an interim rate relief request with the CPUC as Phase I in an effort to seek an increase in electricity rates for its customers in California. On June 27, 2002, the CPUC approved an interim increase of $0.01 per kilowatt hour ("kWh") for certain customers, or approximately $4.7 million annually, or 8.8%, overall. This rate increase is subject to refund pending the outcome of the General Rate Case ("GRC"). In addition, the Company filed Phase II of a GRC to increase rates to compensatory levels on December 21, 2001. If approved by the CPUC, customer rates would increase 29.4% overall, or $16.0 million annually, with an authorized return on equity of 11.5%. The annual amount requested would incorporate the Phase I interim amount. On December 26, 2001, the Office of Ratepayer Advocates (the "ORA") filed a motion to dismiss or defer the Company's GRC request. The Company responded to ORA's motion on January 9, 2002. Following the expiration of the protest period, on February 25, 2002, the Company filed a motion for a pre-hearing conference to identify parties of record, establish a procedural schedule and address other issues. In September 2002, the Company and the ORA began setting up a discovery process that will be used during the initial stages of this proceeding. The discovery process began in mid-October 2002.

Deferred Net Power Cost Filings
On November 1, 2000, the Company filed applications in Utah, Oregon, Wyoming and Idaho seeking deferred accounting treatment for net power costs materially in excess of the power costs assumed in setting existing retail rates. The applications sought to defer these power cost variances beginning November 1, 2000. As discussed below, the Company received authorization to defer some power costs in excess of those included in retail rates in all the states where requests were made. At September 30, 2002, the Company had a regulatory asset, net of amortization, of $227.1 million, including carrying charges, for total deferred net power costs.

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

Oregon - The Oregon deferred accounting filing encompassed all power costs that vary from the level in Oregon rates during the period from November 1, 2000 through September 9, 2001, including costs to replace lost generation resulting from the Hunter No. 1 outage. On January 18, 2001, the Company requested a 3.0%, or $22.8 million, annual rate increase effective February 1, 2001, to provide partial recovery of post-October 31, 2000 power cost variances attributable to Oregon over an amortization period. This 3.0% rate increase was the maximum allowed on an annual basis for the recovery of deferred costs under the Oregon statutes. On January 23, 2001, the OPUC authorized deferred accounting for power costs of $22.8 million. On February 20, 2001, the OPUC authorized the 3.0% rate increase effective February 21, 2001, subject to refund, pending the outcome of a separate phase of the proceeding to examine the prudence of these expenditures. At September 30, 2002, the Company had received $39.9 million in collections as a result of this OPUC action.

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

In December 2001, the Company and the OPUC staff reached a stipulation in the prudence phase of its deferred net power cost proceeding. The stipulation provided that the Company would be permitted to recover 85.0% of the deferred net power costs in Oregon, or about $136.5 million, including $5.5 million of carrying charges. The stipulation allowed the Company to seek increased recovery in the event the Company's appeal of the Commission's order limiting deferrals is successful. On July 18, 2002, the OPUC issued an order approving the stipulation and ending the prudence phase of the proceeding. On September 16, 2002, the Citizens' Utility Board (the "CUB") and the Industrial Customers of Northwest Utilities (the "ICNU") appealed this decision to the Marion County, Oregon Circuit Court. On October 11, 2002, the Company moved to intervene in this complaint.

On August 6, 2002, the OPUC allowed the Company to increase the amortization level from 3.0% to 6.0%. The new rates were effective August 8, 2002. On August 19, 2002, the CUB and the ICNU filed a complaint with the OPUC, requesting that the OPUC require the Company to discontinue amortization of the additional 3.0%, as it had not been authorized. On October 10, 2002, the Company filed a stipulation and tariff to allow the OPUC to reopen consideration of the increase in amortization of the deferred power costs from 3.0% to 6.0%. Subject to regulatory approval, the Company and CUB have reached a stipulation agreement, supported by the OPUC staff, that the amortization level will remain at 6.0% and that the amounts amortized after the OPUC implements the tariff will be subject to refund. The refund will occur if, an order or ruling is issued declaring all or a portion of these deferred costs imprudent. On October 14, 2002, the ICNU filed a response to the Company's motion to implement the stipulation and proposed tariff. Their response asked that the motion be denied as being procedurally improper.

While the 6.0% increase establishes the maximum annual rate to be recovered, the Company continued to pursue the total amount to be recovered through its October 1, 2001 appeals, to the Marion County, Oregon, Circuit Court, of two OPUC orders. These orders established the mechanism to determine the amount of power costs to defer. The appeals were consolidated. On June 5, 2002, the Marion County, Oregon, Circuit Court upheld the OPUC decision. On October 9, 2002, the Company appealed this decision to the Oregon Court of Appeals.

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

Wyoming - In Wyoming, on November 1, 2000, the Company filed for deferred accounting treatment of net power costs that vary from costs included in determining retail rates. The Company proposed to recover $47.0 million of deferred net power costs, incurred through June 2001, over a 12-month period. On November 20, 2001, following an order by the WPSC dismissing the majority of the Company's case based on a procedural issue, the Company requested authority to withdraw its deferred net power cost recovery filing without prejudice. On November 26, 2001, the WPSC granted the Company's motion. On May 7, 2002, the Company filed a Wyoming general rate case that includes a consolidation of all deferred net power costs, including those for which recovery was being sought in the withdrawn proceeding, totaling $91.0 million. The Company currently expects an order on this request by March 2003.

Washington - On April 5, 2002, the Company filed a petition with the WUTC seeking authority to begin deferring net power costs in excess of those included in rates as of June 1, 2002 for later recovery in rates, either through a power cost adjustment mechanism or a limited rate adjustment. Under the rate plan approved by the WUTC in August 2000 at the conclusion of the Company's last general rate case in Washington, there are limitations on the Company's ability to raise general rates prior to 2006. On May 10, 2002, the other parties to the rate plan filed a motion with the WUTC seeking to reopen the Company's 2000 general rate case and consolidate it with the Company's request for deferred accounting. In an order issued on July 12, 2002, the WUTC granted the motion to consolidate, and scheduled a preliminary conference in the proceeding for August 2002. On October 18, 2002, the Company filed testimony and supporting documents, requesting recovery of $17.5 million of excess power costs, including carrying charges. A final decision is expected by March 2003.

Regional Transmission Organization ("RTO")
The Company, in conjunction with nine other utilities, is seeking to form an RTO ("RTO West"), in response to FERC Order 2000. The 10 members of RTO West at this time would be Avista Corporation, British Columbia Hydro Power Authority, BPA, Idaho Power Company, Northwestern Energy L.L.C. (formerly Montana Power Company), Nevada Power Company, PacifiCorp, Portland General Electric Company, Puget Sound Energy, Inc. and Sierra Pacific Power Company. Creation of RTO West is subject to regulatory approval from the FERC. Some of the states served by these utilities may also assert jurisdiction over certain matters relating to the formation of RTO West. RTO West, when fully implemented, will operate all transmission facilities needed for bulk power transfers and control the majority of the 60,000 miles of transmission lines owned by the entities.

On July 31, 2002, the FERC issued its Notice of Proposed Rulemaking ("NOPR"), proposing a new Standard Market Design ("SMD") for wholesale electricity markets and requesting comments from market participants. Comments are due in mid-November 2002 or mid-January 2003, depending on the subject.

On September 18, 2002, the FERC voted that, with some modification and further development of certain details, the RTO West proposal not only satisfies the 12 characteristics and functions of FERC Order 2000, but also provides a basic framework for a standard market design for the region. Going forward, the focus of the RTO project will be on completing the RTO West design details, thereby influencing the final SMD Western market design framework. The entities plan to submit a proposed RTO West tariff in early 2003. In addition, the representatives are working to approve and file a Memorandum of Understanding regarding interconnection operations (seams) with the other two potential Western RTO's, WestConnect and the California Independent Grid Operator.

Multi-State Process ("MSP")
The Company continues its active engagement in a collaborative process with the six states it serves to develop mutually acceptable solutions to the problems faced by the Company and the states resulting from the Company's multi-state operations. These problems pertain to the allocation of the cost of the Company's existing investment and the recovery of the cost of future investments. This MSP is a process by which solutions, including the Company's Structural Realignment Proposal ("SRP"), are being developed and reviewed by interested parties from across the Company's service territory. Through MSP, the participants are working to clarify roles and responsibilities, including cost allocations for future generation resources, provide states with the ability to independently implement state energy policy objectives, and achieve permanent consensus on each state's responsibility for the costs and entitlement to the benefits of the Company's existing assets.

The SRP plan proposed by the Company would change the Company's legal and regulatory structure and result in the creation of six state electric distribution companies, a generation company that also holds transmission assets, and a service company, which are all intended to be subsidiaries of the holding company. Individual state proceedings and schedules for SRP are "on hold" so long as reasonable progress is made through the MSP. Any proposal that results from the MSP, is subject to approval by the utility commissions in Utah, Oregon, Wyoming, Washington, Idaho and California. Approval from the FERC may also be required.

Integrated Resource Plan

The Company is developing an Integrated Resource Plan ("IRP") to provide a framework and plan for the prudent future actions required to ensure that the Company continues to provide reliable and low-cost electric service to its customers. The IRP selects the optimal solution from a mix of renewable, fossil fuel, market purchase and demand side management choices. Any new generation or other asset called for by the IRP is expected to be included in the Company's future rate base. The IRP is expected to be filed with state commissions by December 2002. On August 6, 2002, the OPUC opened a rulemaking to consider changes to its IRP planning process.

PROPOSED ASSET DISPOSITION

California Service Territory
In July 1998, the Company announced its intention to sell its California service territory, including its electric distribution assets. The Company and Nor-Cal Electric Authority ("Nor-Cal") have engaged in detailed negotiations with a view towards executing a definitive sale agreement. Various factors have impeded consummation of the sale transaction. Most recently, in June 2002, the California county of Siskiyou filed a validation action in California Superior Court, challenging the authority of Nor-Cal to enter into such a transaction as proposed, and alleging certain conflicts of interest among Nor-Cal and its advisors. Based on the foregoing factors, consummation of the sale is uncertain.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges
12.2	Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
15	Letter regarding unaudited interim financial information
99.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906
99.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906

(b)  Reports on Form 8-K.

On Form 8-K, dated July 19, 2002, under Item 5. Other Events, the Company filed a news release reporting that the Oregon Public Utility Commission issued an order allowing the Company to recover $136.5 million, including $5.5 million of carrying charges, of deferred net power costs in Oregon related to the western power crisis in 2000/2001.

On Form 8-K, dated August 9, 2002, under Item 9. Regulation FD Disclosure, the Company submitted to the SEC, statements pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date November 5, 2002	PACIFICORP By /s/ RON L. LOWDER Ron L. Lowder Chief Accounting Officer

CERTIFICATIONS

I, Judith A. Johansen, principal executive officer of PacifiCorp, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of PacifiCorp;
2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4)  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Judith A. Johansen
Judith A. Johansen
President and Chief Executive Officer, PacifiCorp
November 5, 2002

CERTIFICATIONS

I, Richard Peach, principal financial officer of PacifiCorp, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of PacifiCorp;
2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4)  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard Peach
Richard Peach
As Principal Financial Officer, PacifiCorp
November 5, 2002