Form 10-Q
period 2004-09-30
PACIFICORP /OR/
filed 2004-11-10
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐ No ☒

As of November 5, 2004, there were 312,176,089 shares of common stock outstanding. All shares of outstanding common stock are indirectly owned by Scottish Power plc, 1 Atlantic Quay, Glasgow, G2 8SP, Scotland.

PACIFICORP

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFICORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

(Millions of dollars)	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

Revenues:
Residential	$246.9	$241.5	$458.7	$468.7
Commercial	218.6	214.6	429.6	413.8
Industrial	217.0	208.6	419.1	386.0
Other retail revenues	9.4	8.8	18.5	17.5
Wholesale sales	132.2	155.5	213.4	295.4
Other	4.6	16.4	37.2	47.9

Total	828.7	845.4	1,576.5	1,629.3

Operating expenses:
Purchased electricity	179.1	217.7	319.0	371.3
Fuel	128.1	132.2	242.5	248.9
Operations and maintenance	222.9	203.5	459.5	420.4
Depreciation and amortization	109.0	106.1	216.6	210.2
Taxes, other than income taxes	24.3	24.2	48.2	47.9

Total	663.4	683.7	1,285.8	1,298.7
Other operating expense (income)	—	12.8	(4.2)	12.8

Income from operations	165.3	148.9	294.9	317.8

Interest expense and other expense (income):
Interest expense	65.6	62.5	131.1	123.6
Interest income	(2.5)	(3.6)	(5.3)	(8.0)
Interest capitalized	(2.2)	(6.5)	(5.9)	(12.1)
Minority interest and other	(1.5)	1.0	(3.8)	6.9

Total	59.4	53.4	116.1	110.4

Income from operations before income tax expense and cumulative effect of accounting change	105.9	95.5	178.8	207.4
Income tax expense	44.0	36.4	66.0	84.8

Income before cumulative effect of accounting change	61.9	59.1	112.8	122.6
Cumulative effect of accounting change (less applicable income tax benefit of $(0.6)/2003)	—	—	—	(0.9)

Net income	61.9	59.1	112.8	121.7
Preferred dividend requirement	(0.5)	(0.5)	(1.0)	(2.3)

Earnings on common stock	$61.4	$58.6	$111.8	$119.4

RETAINED EARNINGS AT BEGINNING OF PERIOD	$392.2	$326.6	$390.1	$305.9
Net income	61.9	59.1	112.8	121.7
Cash dividends declared:
Preferred stock	(0.5)	(0.5)	(1.0)	(2.3)
Common stock	(48.3)	(40.2)	(96.6)	(80.3)

RETAINED EARNINGS AT END OF PERIOD	$405.3	$345.0	$405.3	$345.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

(Millions of dollars)	September 30, 2004	March 31, 2004

Current assets:
Cash and cash equivalents	$55.0	$58.5
Accounts receivable (less allowance for doubtful accounts
of $22.1/September and $23.8/March 2004)	275.1	234.6
Unbilled revenue	146.9	128.3
Amounts due from affiliates	38.2	2.4
Inventories at average cost:
Materials and supplies	104.6	101.0
Fuel	55.7	56.0
Current derivative contract asset	134.7	118.9
Current deferred tax asset	32.7	31.5
Other	32.4	25.2

Total current assets	875.3	756.4

Property, plant and equipment	14,078.9	13,812.8
Construction work in progress	346.7	345.4
Accumulated depreciation and amortization	(5,237.9)	(5,121.7)

Total property, plant and equipment - net	9,187.7	9,036.5

Other assets:
Regulatory assets	974.0	1,032.3
Derivative contract regulatory asset	323.8	422.2
Non-current derivative contract asset	210.1	110.3
Deferred charges and other	320.5	319.4

Total other assets	1,828.4	1,884.2

Total assets	$11,891.4	$11,677.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Millions of dollars)	September 30, 2004	March 31, 2004

Current liabilities:
Accounts payable	$213.2	$257.8
Amounts due to affiliates	10.0	2.6
Accrued employee expenses	107.1	140.3
Taxes payable	59.5	50.2
Interest payable	65.5	66.1
Current derivative contract liability	100.2	76.9
Long-term debt and capital lease obligation, currently maturing	210.0	240.0
Preferred stock subject to mandatory redemption, currently maturing	3.7	3.7
Notes payable and commercial paper	144.8	124.9
Other	128.0	111.8

Total current liabilities	1,042.0	1,074.3

Deferred credits:
Income taxes	1,602.4	1,564.6
Investment tax credits	79.5	83.5
Regulatory liabilities	803.3	807.5
Non-current derivative contract liability	546.3	567.1
Other	675.1	683.6

Total deferred credits	3,706.6	3,706.3

Long-term debt and capital lease obligation, net of current maturities	3,759.6	3,520.2
Preferred stock subject to mandatory redemption	48.8	56.3

Total liabilities	8,557.0	8,357.1

Commitments and contingencies (See Note 7)

Shareholders’ equity:
Preferred stock	41.3	41.3

Common equity:
Common shareholder’s capital	2,892.1	2,892.1
Retained earnings	405.3	390.1
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax
of $2.2/September and $2.7/March	3.7	4.5
Minimum pension liability, net of tax of $(4.9)	(8.0)	(8.0)

Total common equity	3,293.1	3,278.7

Total shareholders’ equity	3,334.4	3,320.0

Total liabilities and shareholders’ equity	$11,891.4	$11,677.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Millions of dollars)	Six Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net income	$112.8	$121.7
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	0.9
Unrealized (gain) loss on derivative contracts	(14.8)	3.2
Depreciation and amortization	216.6	210.2
Deferred income taxes and investment tax credits, net	46.2	24.2
Provision for pension and benefits	(31.4)	(2.5)
Deferred net power costs	(1.5)	(7.2)
Changes in:
Other regulatory assets/liabilities	34.4	71.0
Accounts receivable and prepayments	(66.0)	(33.2)
Inventories	(3.3)	12.8
Amounts due to/from affiliates, net	(36.2)	(14.0)
Accounts payable and accrued liabilities	(49.5)	(62.5)
Other	(2.8)	11.1

Net cash provided by operating activities	204.5	335.7

Cash flows from investing activities:
Capital expenditures	(327.9)	(309.9)
Proceeds from sales of assets	1.3	1.3
Proceeds from available-for-sale securities	23.7	64.7
Purchases of available-for-sale securities	(21.2)	(63.2)
Other	(4.7)	(5.3)

Net cash used in investing activities	(328.8)	(312.4)

Cash flows from financing activities:
Changes in short-term debt	19.9	65.0
Proceeds from long-term debt, net of issuance costs	395.4	397.0
Dividends paid	(97.6)	(83.8)
Repayments of long-term debt	(189.3)	(140.0)
Repayments of preferred securities	—	(352.0)
Redemptions of preferred stock	(7.5)	(7.5)
Other	(0.1)	(0.4)

Net cash provided by (used in) financing activities	120.8	(121.7)

Change in cash and cash equivalents	(3.5)	(98.4)
Cash and cash equivalents at beginning of period	58.5	152.5

Cash and cash equivalents at end of period	$55.0	$54.1

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

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2004 and for the six months ended September 30, 2004 and 2003, in the opinion of management, include all adjustments, constituting only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The March 31, 2004 Condensed Consolidated Balance Sheet data was derived from audited financial statements. These statements as of September 30, 2004 and for the six months ended September 30, 2004 and 2003, are presented in accordance with the interim reporting requirements of the Securities and Exchange Commission (“SEC”), which do not include all of the disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures made in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004, have been condensed or omitted from the interim statements. A portion of the business of PacifiCorp is of a seasonal nature and, therefore, results of operations for the six months ended September 30, 2004 and 2003 are not necessarily indicative of the results for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004.

These interim statements have been prepared using accounting policies consistent with those applied at March 31, 2004, except in relation to new accounting standards.

During the six months ended September 30, 2004, PacifiCorp changed the estimated average lives of certain computer software systems to reflect operational plans. This change will reduce amortization expense by approximately $12.9 million annually on existing computer software systems, with an annual impact to net income of approximately $8.0 million.

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

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2004	2003	2004	2003

Net income as reported	$61.9	$59.1	$112.8	$121.7
Stock-based employee compensation expense, net of tax	—	(0.2)	(0.1)	(0.4)

Pro forma net income	$61.9	$58.9	$112.7	$121.3

New Accounting Standards

FSP SFAS No. 106-2

In May 2004, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS No. 106-2”). FSP SFAS No. 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that offer prescription drug benefits and requires those employers to disclose the effect of the federal subsidy afforded by the Medicare Act. For entities that elected deferral under FSP SFAS No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS No. 106-1”), and for which the impact is significant, FSP SFAS No. 106-2 was effective for the first interim or annual period beginning after June 15, 2004. When FSP SFAS No. 106-2 became effective, it superceded FSP SFAS No. 106-1. PacifiCorp elected to adopt FSP SFAS No. 106-2 early upon its release with retroactive application to the Plan’s December 31, 2003 measurement date. Because that measurement date is only used to determine net periodic postretirement benefit cost for the period beginning April 1, 2004, there was no impact on previously reported information. The effects of the Medicare Act decreased PacifiCorp’s accumulated postretirement benefit obligation by $42.6 million. This decrease is treated as an actuarial experience gain. This actuarial experience gain reduces the unrecognized net loss resulting from differences in prior periods between actuarial assumptions and actual experience. The actuarial experience gain will be amortized to expense through a decrease in the amortization of the unrecognized net loss. The effects of the Medicare Act decreased net periodic postretirement benefit cost for the three months and six months ended September 30, 2004, when compared to the expense calculated before the adoption of FSP SFAS No. 106-2, as follows:

(Millions of dollars)	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004

Effect on:
Interest cost	$(0.6)	$(1.3)
Amortization of unrecognized loss	(0.8)	(1.5)

Net periodic postretirement benefit cost	$(1.4)	$(2.8)

EITF No. 03-1 and FSP EITF No. 03-1-1

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”). Application guidance in EITF No. 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of such impairment. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures in annual financial statements about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB issued FSP EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP EITF No. 03-1-1”). FSP EITF No. 03-1-1 delayed the previously required effective date of July 1, 2004 for PacifiCorp regarding the measurement and recognition guidance contained in the applicable paragraphs. The delay of the effective date is likely to be superceded with the final issuance of an FSP on other-than-temporary impairment of investments. The adoption of the measurement and recognition guidance of EITF No. 03-1, if implemented in its present form, is not anticipated to have a material impact on PacifiCorp’s consolidated financial position or results of operations.

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

Regulatory assets include the following:

(Millions of dollars)	September 30, 2004	March 31, 2004

Deferred income taxes	$502.5	$519.1
Minimum pension liability offset	226.2	226.2
Unamortized issuance expense on retired debt	36.9	40.6
Deferred net power costs (a)	35.7	57.8
Transition Plan - retirement and severance	31.7	38.2
Demand-side resource	29.9	40.1
Various other costs	111.1	110.3

Subtotal	974.0	1,032.3
Derivative contracts (b)	323.8	422.2

Total	$1,297.8	$1,454.5

(a)	Represents deferred net power costs in Oregon at September 30, 2004 and in Utah, Oregon and Idaho at March 31, 2004 that PacifiCorp is recovering through rates.
(b)	Represents the fair market value of the current and non-current derivative contracts that are specifically recoverable through rates.

Regulatory liabilities include the following:

(Millions of dollars)	September 30, 2004	March 31, 2004

Asset retirement removal costs (a)	$681.5	$670.6
Regulatory credits	67.8	85.9
Deferred income taxes	32.6	36.2
Various other costs	21.4	14.8

Total	$803.3	$807.5

(a)	Represents removal costs recovered in rates that do not qualify as asset retirement obligations under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”).

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

Note 3 - Derivative Instruments

PacifiCorp’s derivative instruments are recorded on the Condensed Consolidated Balance Sheets as assets or liabilities measured at estimated fair value, unless they qualify for certain exemptions permitted under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. Changes in fair value of PacifiCorp’s recorded derivative contracts are recognized immediately in the income statement, except for contracts that have received regulatory approval for recovery in retail rates. Such changes in fair value are deferred as regulatory assets or liabilities until realized. Unrealized and realized gains and losses from all derivative contracts held for trading purposes, including those where physical delivery is required, are recorded net. PacifiCorp netted trading contracts totaling 264,788 megawatt-hours (“MWh”) for the six months ended September 30, 2004 and

460,595 MWh for the six months ended September 30, 2003 of physically settled, gross purchases and sales. Realized gains and losses from derivative contracts not held for trading purposes are recorded gross unless the contracts do not result in physical delivery.

The following table summarizes the changes in fair value of PacifiCorp’s derivative contracts executed for balancing system resources and load obligations (non-trading), and for taking advantage of arbitrage opportunities (trading) for the six months ended September 30, 2004.

			Regulatory Net Asset (Liability) (b)
	Net Asset (Liability)

(Millions of dollars)	Trading	Non-trading

Fair value of contracts outstanding at March 31, 2004	$(0.5)	$(414.3)	$422.2
Contracts realized or otherwise settled during the period	(0.6)	16.8	17.4
Other changes in fair values (a)	1.2	95.7	(115.8)

Fair value of contracts outstanding at September 30, 2004	$0.1	$(301.8)	$323.8

(a)

Other changes in fair values result from the effects of changes in prices, inflation rates and interest rates, including those based on models, on new and existing contracts. During the three months ended September 30, 2004, PacifiCorp changed to a U.S. London Interbank Offered Rate (LIBOR) rate from the U.S. Treasury rate for discounting the portfolio. This change had the effect of increasing the fair value of non-trading contracts by $25.5 million, offset by a decrease in regulatory net assets by the same amount.

(b)	Contracts that have received commission approval for regulatory recovery are included as a Regulatory Net Asset (Liability).

Weather derivatives - PacifiCorp estimates and records an asset or liability corresponding to the total expected future cash flow from its non-exchange traded weather derivatives in accordance with EITF No. 99-2, Accounting for Weather Derivatives. The net liability recorded for these contracts was $8.1 million at September 30, 2004 and $5.3 million at March 31, 2004. PacifiCorp recognized on a pre-tax basis for these contracts a loss of $0.8 million for the three months ended September 30, 2004, a gain of $4.8 million for the three months ended September 30, 2003, a gain of $3.1 million for the six months ended September 30, 2004 and a gain of $0.5 million for the six months ended September 30, 2003.

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

Commencing on April 1, 2004, PacifiCorp and Scottish Power UK plc (“SPUK”), an indirect subsidiary of ScottishPower, implemented a cross-charge policy agreement governing the allocation of costs incurred by PacifiCorp and SPUK, on behalf of each other. These cross-charges commenced during the six months ended September 30, 2004 and were recorded in Operations and maintenance expense. These charges amounted to $5.0 million for the three months ended September 30, 2004 and $8.6 million for the six months ended September 30, 2004.

In May 2002, PacifiCorp entered into a 15-year operating lease for an electric generation facility with West Valley Leasing Company, LLC (“West Valley”). West Valley is a subsidiary of PPM Energy, Inc. (“PPM”), which is a direct subsidiary of PHI and an indirect subsidiary of ScottishPower. The facility consists of five generation units, each rated at 40 megawatts (“MW”), and is located in Utah. The lease terms granted PacifiCorp two independent early termination options that provide PacifiCorp the right to terminate the lease and, at PacifiCorp’s further option, to purchase the facility for predetermined amounts. On May 28, 2004, PacifiCorp exercised its first option to terminate the West Valley lease. PacifiCorp subsequently exercised its right to rescind the termination on September 28, 2004 after determining, through a public process, that the resource could not be replaced on a more economic basis and without increasing the risk of outages. PacifiCorp has a second option to terminate the West Valley lease if written notice is provided to West Valley on or before December 1, 2006. PacifiCorp is committed to future minimum lease payments of $15.0 million annually for years ending March 31, 2005 through 2008 and $2.5 million for the year ending March 31, 2009.

The following tables detail PacifiCorp’s transactions and balances with unconsolidated related parties:

(Millions of dollars)			September 30, 2004	March 31, 2004

Amounts due from affiliated entities:
ScottishPower (a)			$0.5	$0.2
PHI subsidiaries (b)			37.7	2.2

			$38.2	$2.4

Prepayments to affiliated entities:
PHI subsidiaries (c)			$0.5	$1.5

Amounts due to affiliated entities:
ScottishPower (d)			$10.0	$2.6

Deposits received from affiliated entities:
PHI subsidiaries (e)			$1.1	$0.6

(Millions of dollars)	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

Revenues from affiliated entities:
PHI subsidiaries (e)	$1.4	$0.8	$3.6	$1.8

Expenses incurred from affiliated entities:
ScottishPower (d)	$4.9	$1.8	$11.5	$3.7
PHI subsidiaries (c)	4.3	4.3	8.5	8.5

	$9.2	$6.1	$20.0	$12.2

Expenses recharged to affiliated entities:
ScottishPower (a)	$0.6	$0.1	$1.2	$0.4
PHI subsidiaries (f)	2.1	1.8	4.2	3.8

	$2.7	$1.9	$5.4	$4.2

Interest expense to affiliated entities:
PHI subsidiaries	$—	$—	$—	$0.1

(a)	PacifiCorp recharges to ScottishPower payroll costs and related benefits of employees working on international assignments in the United Kingdom.
(b)

Amounts shown pertain to activities of PacifiCorp with PHI and its subsidiaries. Also included is the portion of taxes currently receivable from PHI of $35.1 million at September 30, 2004 and $0.1 million at March 31, 2004.

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

(e)	These revenues and the associated deposit relate to wheeling services billed to PPM, a subsidiary of PHI.
(f)	Expenses recharged reflect costs for support services to PHI and its subsidiaries.

Note 5 - Financing Arrangements

At September 30, 2004, PacifiCorp had an $800.0 million committed bank revolving credit agreement, which was fully available, and which had no borrowings outstanding. This facility, which has a three-year term, became effective May 28, 2004 and was used to replace an expiring $500.0 million facility, as well as a $300.0 million facility that was terminated by PacifiCorp prior to its maturity. The interest on advances under this new facility is based on the London Interbank Offered Rate (LIBOR) plus a margin that varies based on PacifiCorp’s credit rating.

During the three months ended September 30, 2004, PacifiCorp entered into a new $296.9 million letter of credit facility with a maturity date of September 14, 2007. This facility provides credit enhancement and liquidity support for seven series of variable rate pollution control revenue bond obligations. In connection with the commencement of this new facility, corresponding amounts of previously existing letters of credit were cancelled.

PacifiCorp’s credit agreements contain customary covenants and default provisions, including covenants not to exceed a specified debt-to-capitalization ratio. PacifiCorp monitors these covenants on a regular basis to ensure that events of default will not occur. As of September 30, 2004, PacifiCorp was in compliance with the covenants of its credit agreements.

Note 6 – Long-Term Debt

On August 24, 2004, PacifiCorp issued $200.0 million of its 4.95% Series of First Mortgage Bonds due August 15, 2014 and $200.0 million of its 5.90% Series of First Mortgage Bonds due August 15, 2034. PacifiCorp used the proceeds for general corporate purposes, including the reduction of short-term debt. These bonds contain covenants consistent with PacifiCorp’s other series of First Mortgage Bonds.

Note 7 - Commitments and Contingencies

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

Litigation

In May 2004, PacifiCorp was served with a complaint filed in the United States District Court for the District of Oregon by the Klamath Tribes of Oregon, individual Klamath Tribal members and the Klamath Claims Committee. The claim generally alleges that PacifiCorp and its predecessors affected the Klamath Tribes’ federal treaty rights to fish for salmon in the headwaters of the Klamath River in southern Oregon by building dams that blocked the passage of salmon upstream to the headwaters beginning in 1911. In July 2004, PacifiCorp filed its answer to the complaint. In September 2004, the case was transferred to the Medford Division of the District of Oregon. Also in September 2004, the Klamath Tribes filed their first amended complaint adding claims of damage to their treaty rights to fish for sucker and steelhead in the headwaters of the Klamath River. The claim seeks in excess of $1.0 billion in compensatory and punitive damages. In October 2004, PacifiCorp filed its answer to the first amended complaint generally denying liability and asserting affirmative defenses for the matters alleged by the Klamath Tribes. A scheduling conference was held in October 2004, which established a procedural schedule for the case.

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

Environmental Issues

PacifiCorp is subject to numerous environmental laws, including the federal Clean Air Act and various state air quality laws; the Endangered Species Act, particularly as it relates to certain endangered species of fish; the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials, and the Clean Water Act, and similar state laws relating to water quality. These laws could potentially impact future operations. Contingencies identified at September 30, 2004, principally consist of air quality matters. Pending or proposed air regulations will require PacifiCorp to reduce its electricity plant emissions of sulfur dioxide, nitrogen oxides and other pollutants below current levels. These reductions will be required to address regional haze programs, mercury emissions regulations and possible re-interpretations and changes to the federal Clean Air Act. Also, similar to many other coal burning utilities, PacifiCorp has received information requests from the EPA related to PacifiCorp’s compliance with the New Source Review provisions of the Clean Air Act, which has resulted in some discussions with the EPA and state regulatory authorities. PacifiCorp in the future may incur significant costs to comply with various tighter air emissions requirements. These potential costs are expected to consist primarily of capital expenditures. PacifiCorp expects these costs would be included in rates and, as such, would not have a material adverse impact on PacifiCorp’s consolidated results of operations.

PacifiCorp completed a study during the three months ended September 30, 2004 on sites for which it may be obligated to perform environmental remediation. As a result, PacifiCorp has adjusted its reserve by $1.5 million pre-tax to reflect its most likely estimate for probable liabilities. Remediation costs that are fixed and determinable have been discounted. As of September 30, 2004, the liability was $37.2 million. The balance as of March 31, 2004 was $37.9 million. The undiscounted liability totaled $40.0 million as of September 30, 2004 and PacifiCorp used a credit-adjusted, risk-free discount rate to calculate the present value of the obligation. Should current circumstances change, it is possible that PacifiCorp could incur an additional undiscounted obligation of up to approximately $37.0 million relating to existing sites.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 54 plants with a plant net capability of 1,164.0 MW. Ninety-seven percent of the installed capacity is regulated by the FERC through 20 individual licenses. Several of PacifiCorp’s hydroelectric projects are in some stage of relicensing under the Federal Power Act. Hydroelectric relicensing and the related environmental compliance requirements are subject to uncertainties. PacifiCorp expects that future costs relating to these matters may be significant and consist primarily of additional relicensing costs, operations and maintenance expense and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp has accumulated approximately $54.7 million in costs as of September 30, 2004, for ongoing hydroelectric relicensing that are reflected in assets on the Condensed Consolidated Balance Sheet.

In May 2004, PacifiCorp accepted the new license for the Bear River hydroelectric project. PacifiCorp is committed, over the life of the license, to fund approximately $26.5 million for environmental mitigation and enhancement projects. A $12.2 million liability, representing the present value of these obligations, was recorded in May 2004.

For the North Umpqua hydroelectric project, the new FERC license is effective, but not final. When the license for this project becomes final, PacifiCorp will be committed, over the life of the license, to fund approximately $48.9 million for environmental mitigation and enhancement projects. A $13.0 million liability, representing the present value of certain obligations specified in the license, was recorded in June 2004. Additional liabilities will be recognized when the license becomes final. PacifiCorp expects that these and future costs will be included in rates and, as such, will not have a material adverse impact on PacifiCorp’s consolidated results of operations.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 151.0 MW Klamath hydroelectric project in southern Oregon and northern California. The FERC is expected to complete its required analysis over the next two years. In the meantime, PacifiCorp continues to work cooperatively with a broad range of stakeholders to identify and resolve any outstanding issues in an attempt to reach a settlement. In October 2004, PacifiCorp convened a mediated settlement negotiation group consisting of itself, state and federal agencies, Native American tribes, and other stakeholders, in an effort to reach a comprehensive agreement on project relicensing.

Swift Power Canal

On April 21, 2002, a failure occurred to the Swift No. 2 power canal located on the Lewis River in the state of Washington and owned by the Cowlitz County Public Utility District. The failure impacted, but did not damage, the PacifiCorp-owned and -operated 240 MW Swift No. 1 hydroelectric facility, which is upstream of the Swift No. 2 power canal. In June 2004, PacifiCorp and Cowlitz County Public Utility District amended the existing power purchase agreement addressing, among other things, the general nature of the canal rebuild configuration and providing the mechanism for settling all claims between the parties related to the canal failure. Cowlitz County Public Utility District has initiated the reconstruction of the Swift No. 2 project facility with contracts currently in place for rehabilitation of the turbine generators, switchyard and reconstruction of the Swift No. 2 power canal. Permitting and design of a Surge Arresting Structure to be incorporated into the canal’s reconstruction has been completed and the project bids are currently being evaluated. The overall project schedule remains unchanged with the first Swift No. 2 turbine generator unit expected to be on line in the third quarter of calendar year 2005 and the second unit to follow later in the year.

Enron Corp. Reserves

In December 2001, Enron Corp. declared bankruptcy and defaulted on certain wholesale contracts. PacifiCorp has provided reserves for its Enron Corp. receivable, net of the effect of applying the master netting agreement with Enron Corp., in the amount of $8.0 million.

FERC Issues

California Refund Case - PacifiCorp is a party to a FERC proceeding that is investigating potential refunds for energy transactions in the California Independent System Operator and the California Power Exchange markets during past periods of high energy prices. PacifiCorp previously established a reserve of $17.7 million for these potential refunds. PacifiCorp’s ultimate exposure to refunds is dependent upon any order issued by the FERC in this proceeding. Beginning in summer 2000, California market conditions resulted in defaults of amounts due to PacifiCorp from certain counterparties resulting from transactions with the California Independent System Operator and California Power Exchange. PacifiCorp has established reserves for these receivables in the amount of $6.3 million.

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

Federal Power Act Section 206 Case - In June 2003, the FERC issued a final order denying PacifiCorp’s request for recovery of excessive prices charged under certain wholesale electricity purchases scheduled for delivery during summer 2002 and dismissing PacifiCorp’s complaints, under Section 206 of the Federal Power Act, against five wholesale electricity suppliers. In July 2003, PacifiCorp filed its request for rehearing of the FERC’s order, which was granted in August 2003. The FERC issued its final order denying rehearing in November 2003. Also in November 2003, PacifiCorp filed a petition in the Ninth Circuit Court of Appeals for review of the FERC’s final order denying recovery. In October 2004, the Ninth Circuit Court of Appeals established a briefing schedule for the case.

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

The Bonneville Power Administration Residential Exchange Program

The Northwest Power Act, through the Regional Exchange Program, provides access to the benefits of low-cost federal hydroelectricity to the residential and small-farm customers of the region’s investor-owned utilities. The Bonneville Power Administration (the “BPA”) administers the Residential Exchange Program in accordance with federal law. Pursuant to a set of agreements between the BPA and PacifiCorp, PacifiCorp receives benefits from the BPA and passes such benefits through to its Oregon, Washington and Idaho residential and small-farm customers in the form of electricity bill credits in the aggregate annual amount of approximately $119.2 million for fiscal years 2002 through 2006. On May 28, 2004, PacifiCorp and the BPA executed an additional agreement that provides for a guaranteed range of benefits to customers for fiscal years 2007 through 2011.

Several publicly owned utilities, cooperatives and the BPA direct-service industry customers have filed lawsuits with the Ninth Circuit Court of Appeals seeking review of certain aspects of the overall BPA Residential Exchange Program, as well as challenging the level of benefits previously paid to investor-owned utility customers. This litigation could possibly affect the amount of benefits paid by the BPA to PacifiCorp and, accordingly, the amount passed on to PacifiCorp’s customers. However, since these benefits are passed through to PacifiCorp’s customers through adjustments to customer rates, which must be approved by state utility commissions, the outcome of this litigation is not expected to have a significant effect on PacifiCorp’s consolidated financial position or results of operations.

Note 8 – Retirement Benefit Plans

The components of net periodic benefit cost for the three months and six months ended September 30 are as follows:

	Retirement Plans

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2004	2003	2004	2003

Service cost	$6.5	$4.8	$13.0	$10.0
Interest cost	18.5	18.5	36.9	37.0
Expected return on plan assets	(19.4)	(20.2)	(38.8)	(40.4)
Amortization of unrecognized net obligation	2.1	2.1	4.2	4.2
Amortization of unrecognized prior service cost	0.3	0.4	0.7	0.8
Amortization of unrecognized loss	2.1	—	4.2	—

Net periodic benefit cost	$10.1	$5.6	$20.2	$11.6

	Other Postretirement Benefits

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2004	2003	2004	2003

Service cost (a)	$2.2	$1.9	$4.3	$3.8
Interest cost (a)	7.8	8.6	15.5	17.2
Expected return on plan assets	(6.6)	(6.7)	(13.2)	(13.3)
Amortization of unrecognized net obligation	3.0	3.1	6.1	6.1
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized loss (a)	0.1	0.1	0.3	0.3

Net periodic benefit cost	$6.5	$7.0	$13.0	$14.1

(a) Results for the three months and six months ended September 30, 2004 for other postretirement benefits reflect the impact of the new Medicare provisions described in Note 1.

Employer Contributions

PacifiCorp previously disclosed in its financial statements for the year ended March 31, 2004, that it expected to contribute $67.8 million to its retirement plans and $31.7 million to its other postretirement benefit plan during the year ending March 31, 2005. As of September 30, 2004, PacifiCorp has made contributions of $63.2 million to its retirement plans and $0.6 million to its other postretirement benefit plan. PacifiCorp currently anticipates contributing an additional $3.6 million to its retirement plans and $25.4 million to its other postretirement benefit plan during the year ending March 31, 2005, for a total of $66.8 million to its retirement plans and $26.0 million to its other postretirement benefit plan.

Note 9 - Income Taxes

PacifiCorp uses an estimated annual effective tax rate for computing the provision for income taxes on an interim basis.

PacifiCorp accrued federal and state income tax expense of $66.0 million for the six months ended September 30, 2004, $84.8 million for the six months ended September 30, 2003, $44.0 million for the three months September 30, 2004 and $36.4 million for the three months September 30, 2003.

The difference between taxes calculated as if the United States federal statutory tax rate of 35.0% was applied to income from continuing operations before income taxes and the recorded tax expense is reconciled as follows:

	Six Months Ended September 30,

	2004	2003

Federal statutory rate	35.0%	35.0%
Effect of regulatory treatment of depreciation differences	3.6	4.1
State taxes, net of federal benefit	3.3	3.3
Tax reserves	(2.9)	1.6
Tax credits	(2.6)	(2.2)
Other	0.5	(0.9)

Effective income tax rate	36.9%	40.9%

PacifiCorp has established, and periodically reviews, an estimated contingent tax reserve on its Condensed Consolidated Balance Sheets to provide for the possibility of adverse outcomes in tax proceedings. During the six months ended September 30, 2004, PacifiCorp favorably settled outstanding income tax issues with the State of Oregon related to PacifiCorp’s 1991 through 1998 Oregon income tax returns. The settlement resulted in a release of previously accrued tax liability of $8.5 million. This release was partially offset by an increase to the tax contingency reserve of $3.3 million primarily to accrue interest on remaining tax contingencies provided for in prior periods.

The Internal Revenue Service has completed its examination of PacifiCorp’s federal tax return filings for the 1999 and 2000 tax years. PacifiCorp has settled with the Internal Revenue Service on certain tax issues related to these returns. Settlement and payment on agreed-upon issues and other unresolved issues related to federal income tax returns through March 31, 2000 did not have a material adverse impact on PacifiCorp’s consolidated financial position or results of operations.

Note 10 - Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2004	2003	2004	2003

Net income	$61.9	$59.1	$112.8	$121.7
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of taxes: $(0.1) and $(0.5)/2004 and $0.4 and $1.9/2003	(0.2)	0.6	(0.8)	3.3

Total comprehensive income	$61.7	$59.7	$112.0	$125.0

Note 11 - Independent Registered Public Accounting Firm Review Report

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

Note 12 - Subsequent Events

On October 21, 2004, PacifiCorp’s Board of Directors declared a dividend on common stock of $0.155 per share totaling $48.3 million and payable on November 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheets of PacifiCorp and its subsidiaries as of September 30, 2004 and the related condensed consolidated statements of income and retained earnings for each of the three month and six month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of PacifiCorp’s management.

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

November 10, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

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

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this report are forward-looking. When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements included in this report relate to, among other matters, the effect on PacifiCorp of the following: potential adjustment of regulatory rates to cover costs; the impact of new accounting standards; the outcome of litigation or regulatory proceedings; environmental laws; capital expenditure levels; construction or repair of generating facilities; hydroelectric relicensing; electricity outages; changes under PacifiCorp’s related-party cross-charge policy agreement; retirement plan contributions; the impact of certain accounting changes on PacifiCorp’s net income; outcome of tax proceedings; sufficiency of PacifiCorp’s available funds to meet its liquidity needs; off-balance sheet arrangements; the effect of risk management measures, including use of financial derivatives to manage and mitigate interest rate exposure; and increases or decreases in market interest rates. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. There can be no assurance the results predicted will be realized. Actual results may vary from those represented by the forecasts, and those variations may be material. The following are among the factors that could cause actual results to differ materially from the forward-looking statements:

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

•

Changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies that could increase operating and capital improvement costs, reduce plant output and/or delay plant construction;

•	The impact of new accounting pronouncements on results of operations;
•

Timely and appropriate completion of the Request for Proposals process, unanticipated construction delays, changes in costs, receipt of required permits and authorizations, and other factors that could affect future generation plants and infrastructure additions;

•	The risks discussed in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004 and its other reports filed with the Securities and Exchange Commission (“SEC”).

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

New Accounting Standards

FSP SFAS No. 106-2

In May 2004, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS No. 106-2”). FSP SFAS No. 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that offer prescription drug benefits and requires those employers to disclose the effect of the federal subsidy afforded by the Medicare Act. For entities that elected deferral under FSP SFAS No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS No. 106-1”), and for which the impact is significant, FSP SFAS No. 106-2 was effective for the first interim or annual period beginning after June 15, 2004. When FSP SFAS No. 106-2 became effective, it superceded FSP SFAS No. 106-1. PacifiCorp elected to adopt FSP SFAS No. 106-2 early upon its release with retroactive application to the Plan’s December 31, 2003 measurement date. Because that measurement date is only used to determine net periodic postretirement benefit cost for the period beginning April 1, 2004, there was no impact on previously reported information. The effects of the Medicare Act decreased PacifiCorp’s accumulated postretirement benefit obligation by $42.6 million. This decrease is treated as an actuarial experience gain. This actuarial experience gain reduces the unrecognized net loss resulting from differences in prior periods between actuarial assumptions and actual experience. The actuarial experience gain will be amortized to expense through a decrease in the amortization of the unrecognized net loss. The effects of the Medicare Act decreased net periodic postretirement benefit cost for the three months and six months ended September 30, 2004, when compared to the expense calculated before the adoption of FSP SFAS No. 106-2, as follows:

(Millions of dollars)	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004

Effect on:
Interest cost	$(0.6)	$(1.3)
Amortization of unrecognized loss	(0.8)	(1.5)

Net periodic postretirement benefit cost	$(1.4)	$(2.8)

EITF No. 03-1 and FSP EITF No. 03-1-1

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”). Application guidance in EITF No. 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of such impairment. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures in annual financial statements about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB issued FSP EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP EITF No. 03-1-1”). FSP EITF No. 03-1-1 delayed the previously required effective date of July 1, 2004 for PacifiCorp regarding the measurement and recognition guidance contained in the applicable paragraphs. The delay of the effective date is likely to be superceded with the final issuance of an FSP on other-than-temporary impairment of investments. The adoption of the measurement and recognition guidance of EITF No. 03-1, if implemented in its present form, is not anticipated to have a material impact on PacifiCorp’s consolidated financial position or results of operations.

RESULTS OF OPERATIONS

Overview

PacifiCorp’s earnings on common stock for the six months ended September 30, 2004 was $111.8 million, as compared to $119.4 million for the six months ended September 30, 2003. Significant factors affecting results for the six months ended September 30, 2004 included lower thermal generation availability, reduced residential usage including the impact of milder weather and increased Operations and maintenance expense, partially offset by increased regulatory rates, unrealized gains on energy contracts and lower income tax expense.

PacifiCorp’s total revenues for the six months ended September 30, 2004 declined by $52.8 million as compared to the same period in the prior year. Wholesale sales declined by $82.0 million, or 27.8%, primarily due to a significant decrease in volumes on long-term sales contracts and higher unrealized losses on energy sales contracts. The volume decreases were partially offset by higher electricity market prices, driven by a combination of higher natural gas prices in the western United States and below-normal regional hydroelectric generation. Retail revenues increased by $39.9 million, or 3.1%, primarily due to a $48.9 million increase in Commercial and Industrial revenues, partially offset by a $10.0 million decline in Residential revenues. Commercial and Industrial revenues benefited from improved pricing, primarily as a result of higher regulatory rates. The Residential customer class experienced customer growth and improved pricing; however, this benefit was more than offset by a reduction in usage per customer, in part due to the milder weather.

Purchased electricity expense for the six months ended September 30, 2004 declined by $52.3 million, or 14.1%, primarily due to unrealized gains on energy purchase contracts, as well as lower volumes on long-term purchase contracts. These decreases were partially offset by higher net realized electricity prices on long- and short-term contracts, as a result of higher market prices, and an increase in short-term purchases due to lower thermal generation availability. Output from PacifiCorp’s thermal plants decreased by 941,907 megawatt-hours (“MWh”), or 3.9%, as compared to the prior year. This decrease resulted from a higher level of planned and unplanned outages as compared to the same period in the prior year. For the six months ended September 30, 2004, output from PacifiCorp-owned hydroelectric facilities decreased by 76,970 MWh, or 5.0%, as compared to the same period in the prior year primarily as a result of unusually dry conditions during the three months ended June 30, 2004. Hydroelectric output for the three months ended September 30, 2004 increased by 42,262 MWh, or 7.7%, as compared to the prior year, primarily due to increased precipitation levels.

Regulatory Actions

In January 2004, the Utah Public Service Commission (the “UPSC”) approved a stipulation settling PacifiCorp’s general rate case filed in May 2003. Under the stipulation, base rates in Utah increased by $65.0 million annually starting in April 2004, resulting in an average price increase of 7.0% and an authorized return on equity of 10.7%.

In September 2004, the Wyoming Public Service Commission (the “WPSC”) approved a stipulation for a stand-alone pass-on of increased net wholesale purchased electricity costs. This stipulation was effective September 15, 2004 and resulted in an overall price increase of $9.25 million annually, or 2.68%.

In October 2004, the Washington Utilities and Transportation Commission (the “WUTC”) issued an order adopting a multi-party settlement agreement with limited conditions resulting in a total rate increase of $15.1 million, or 7.5%, effective November 16, 2004.

PacifiCorp pursues a regulatory program in all states, with the objective of keeping rates closely aligned to ongoing costs. PacifiCorp is currently considering future general rate case activity in fiscal 2005.

Affiliated Interest Cross-Charge Policy

Commencing on April 1, 2004, PacifiCorp and Scottish Power UK plc (“SPUK”), an indirect subsidiary of Scottish Power plc, implemented a cross-charge policy governing the allocation of costs incurred by PacifiCorp and SPUK, on behalf of each other. These charges to PacifiCorp, at cost, are estimated to be in the range of $14.0 million to $17.0 million annually on a net basis. These cross-charges amounted to $5.0 million for the three months ended September 30, 2004 and $8.6 million for the six months ended September 30, 2004 and were recorded in Operations and maintenance expense.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

(Millions of dollars)	Three Months Ended September 30,		Change	% Change

	2004	2003	Favorable/(Unfavorable)

Residential	$246.9	$241.5	$5.4	2.2%
Commercial	218.6	214.6	4.0	1.9
Industrial	217.0	208.6	8.4	4.0
Other retail revenues	9.4	8.8	0.6	6.8

Retail sales	691.9	673.5	18.4	2.7
Wholesale sales	132.2	155.5	(23.3)	(15.0)
Other revenues	4.6	16.4	(11.8)	(72.0)

Total Revenues	$828.7	$845.4	$(16.7)	(2.0)

Energy sales (millions of kWh):
Residential	3,360	3,450	(90)	(2.6)
Commercial	3,849	3,981	(132)	(3.3)
Industrial	5,224	5,210	14	0.3
Other	171	183	(12)	(6.6)

Retail sales	12,604	12,824	(220)	(1.7)
Wholesale sales	3,298	3,606	(308)	(8.5)

Total	15,902	16,430	(528)	(3.2)

Average residential usage (kWh)	2,489	2,608	(119)	(4.6)
Total customers - end of period (in thousands)	1,584	1,552	32	2.1

Residential revenues increased $5.4 million, or 2.2%, due primarily to:

•	$10.0 million of increases from higher regulatory rates;
•	$5.1 million of increases relating to growth in the average number of residential customers; and
•	$2.3 million of increases due to a change in price mix, resulting from the level of customer usage at different customer tariffs in the various states that PacifiCorp serves; partially offset by,
•	$12.1 million of decreases from lower average estimated customer usage, primarily due to the impact of milder weather as compared to the prior year.

Commercial revenues increased $4.0 million, or 1.9%, primarily due to:

•	$8.6 million of increases from higher regulatory rates;
•	$5.1 million of increases relating to growth in the average number of commercial customers; and
•	$2.7 million of increases due to a change in price mix, resulting from the level of customer usage at different customer tariffs in the various states that PacifiCorp serves; partially offset by,
•	$12.6 million of decreases from lower average estimated customer usage, primarily due to the impact of milder weather as compared to the prior year.

Industrial revenues increased $8.4 million, or 4.0%, due to:

•	$9.3 million of increases from higher regulatory rates;
•	$0.4 million of increases relating to growth in the average number of industrial customers; and
•	$0.3 million of increases due to a change in price mix, resulting from the level of customer usage at different customer tariffs in the various states that PacifiCorp serves; partially offset by,
•	$1.6 million of decreases from lower average estimated customer usage.

Wholesale sales decreased $23.3 million, or 15.0%, primarily due to:

•	$27.8 million of decreases in volumes on long-term contracts as a result of contract expirations;
•	$7.0 million of decreases from unrealized losses from short- and long-term energy sales contracts recorded at fair value primarily due to movements in market prices; and
•	$4.3 million of decreases due to effects of electricity market prices on realized short- and long-term contracts; partially offset by,
•	$15.9 million of increases in volumes on short-term contracts primarily due to lower retail demand.

Other revenues decreased $11.8 million, or 72.0%, primarily due to:

•	$20.0 million of decreases due to the lower value of net margins from electricity sales and purchase transactions that did not physically settle; and
•	$4.3 million of decreases in revenues from joint use of poles; partially offset by,
•	$13.9 million of increases due to higher revenues related to demand-side management.

Operating Expenses

(Millions of dollars)	Three Months Ended September 30,		$ Change	% Change

	2004	2003	Favorable/(Unfavorable)

Purchased electricity	$179.1	$217.7	$38.6	17.7%
Fuel	128.1	132.2	4.1	3.1
Operations and maintenance	222.9	203.5	(19.4)	(9.5)
Depreciation and amortization	109.0	106.1	(2.9)	(2.7)
Taxes, other than income taxes	24.3	24.2	(0.1)	(0.4)

Total operating expenses	$663.4	$683.7	$20.3	3.0

Purchased electricity expense decreased $38.6 million, or 17.7%, primarily due to:

•	$32.6 million of decreases from unrealized gains from short- and long-term energy purchase contracts recorded at fair value primarily due to movements in market prices;
•	$12.2 million of decreases as a result of lower volumes of short- and long-term purchases primarily due to lower retail demand;
•	$2.3 million of decreases due to the effects of electricity market prices on realized short- and long-term contracts; and
•	$1.3 million of decreases from lower wheeling expenses resulting from decreased volume and lower prices; partially offset by,
•	$6.3 million of increases due mainly to stream-flow related weather hedge losses experienced in the current year compared to a net gain in the prior period; and

•	$4.0 million of increases related to a gain in the previous year due to settlement of a regulatory matter that had been recorded as a regulatory liability.

Fuel expense decreased $4.1 million, or 3.1%, primarily due to:

•	$5.6 million of decreases relating to lower supply volumes due mainly to a reduction in thermal plant availability; partially offset by,
•	$1.4 million of increases as a result of a net increase in the price of coal and natural gas consumed.

Operations and maintenance expense increased $19.4 million, or 9.5%, primarily due to:

•	$19.3 million of increases in employee salary expense and other direct employee expenses primarily due to an increase in headcount and higher benefit and pension costs;
•	$9.9 million of increases in demand-side management costs; and
•	$5.0 million of increases from the affiliated interest cross-charge policy, which became effective April 1, 2004; partially offset by,
•	$6.3 million decrease arising from the reversal of an accrual for certain tax-related employee severance liabilities that were resolved in the current period;
•	$3.4 million decrease in write-offs of cancelled capital projects;
•	$2.4 million of decreases from favorable contract settlements in the prior year; and
•	$2.2 million of decreases in insurance costs.

Depreciation and amortization expense increased $2.9 million, or 2.7%, due to:

•	$3.7 million of increases in depreciation expense due to higher plant in service;
•	$1.6 million of increases in amortization expense due to higher capitalized software balances; and
•	$0.8 million of increases in the amortization of regulatory assets; partially offset by,
•	$3.2 million of decreases in capitalized software amortization following a change in the estimated useful lives of certain computer software systems.

Other Operating Expense

Other operating expense of $12.8 million for the three months ended September 30, 2003 was primarily due to a $10.8 million expense for changes in regulatory assets and liabilities.

Interest and Other (Income) Expense

	Three Months Ended September 30,		$ Change	% Change

(Millions of dollars)	2004	2003	Favorable/(Unfavorable)

Interest expense	$65.6	$62.5	$(3.1)	(5.0)%
Interest income	(2.5)	(3.6)	(1.1)	(30.6)
Interest capitalized	(2.2)	(6.5)	(4.3)	(66.2)
Minority interest and other	(1.5)	1.0	2.5	250.0

Total	$59.4	$53.4	$(6.0)	(11.2)

Interest expense increased $3.1 million, or 5.0%, primarily due to:

•

$2.5 million of increases resulting from an increase in average amount of debt outstanding, partially offset by a decrease in average interest rates. The increase in average debt outstanding was primarily due to the refinancing of $352.0 million of Preferred securities redeemed in August 2003 with long-term debt.

Interest income decreased $1.1 million, or 30.6%, due to:

•	$1.1 million of decreases in interest income on regulatory assets.

Interest capitalized decreased $4.3 million, or 66.2%, primarily due to:

•	Lower average capitalization rates during the three months ended September 30, 2004.

Minority interest and other (income) expense changed $2.5 million, primarily due to:

•	$4.6 million of a decrease in expense relating to distributions on Preferred Securities, which were redeemed in August 2003; partially offset by,

•	$1.5 million of a decrease in income relating to proceeds from company-owned life insurance.

Income Tax Expense

Income tax expense increased $7.6 million, primarily due to:

•	$4.0 million from higher levels of income from continuing operations before income taxes and cumulative effect of accounting change for the three months ended September 30, 2004;
•	$1.1 million of an increase to the tax contingency reserve primarily to accrue interest on remaining tax contingencies provided for in prior periods; and
•	$1.0 million of an increase in the tax effect of regulatory treatment of depreciation differences.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Revenues

(Millions of dollars)	Six Months Ended September 30,		Change	% Change

	2004	2003	Favorable/(Unfavorable)

Residential	$458.7	$468.7	$(10.0)	(2.1)%
Commercial	429.6	413.8	15.8	3.8
Industrial	419.1	386.0	33.1	8.6
Other retail revenues	18.5	17.5	1.0	5.7

Retail sales	1,325.9	1,286.0	39.9	3.1
Wholesale sales	213.4	295.4	(82.0)	(27.8)
Other revenues	37.2	47.9	(10.7)	(22.3)

Total Revenues	$1,576.5	$1,629.3	$(52.8)	(3.2)

Energy sales (millions of kWh):
Residential	6,281	6,703	(422)	(6.3)
Commercial	7,421	7,503	(82)	(1.1)
Industrial	10,249	9,886	363	3.7
Other	347	341	6	1.8

Retail sales	24,298	24,433	(135)	(0.6)
Wholesale sales	6,142	7,176	(1,034)	(14.4)

Total	30,440	31,609	(1,169)	(3.7)

Average residential usage (kWh)	4,663	5,074	(411)	(8.1)
Total customers - end of period (in thousands)	1,584	1,552	32	2.1

Residential revenues decreased $10.0 million, or 2.1%, due to:

•	$40.5 million of decreases from lower average estimated customer usage, including $16.6 million due to the impact of milder weather, as compared to the prior year; partially offset by,
•	$16.9 million of increases from higher regulatory rates;
•	$8.9 million of increases relating to growth in the average number of residential customers; and
•	$4.7 million of increases due to a change in price mix, resulting from the level of customer usage at different customer tariffs in the various states that PacifiCorp serves.

Commercial revenues increased $15.8 million, or 3.8%, due to:

•	$15.8 million of increases from higher regulatory rates;
•	$9.8 million of increases relating to growth in the average number of commercial customers; and
•	$5.9 million of increases due to a change in price mix, resulting from the level of customer usage at different customer tariffs in the various states that PacifiCorp serves; partially offset by,
•	$15.7 million of decreases from lower average estimated customer usage, including $13.3 million due to the impact of milder weather.

Industrial revenues increased $33.1 million, or 8.6%, primarily due to:

•	$17.3 million of increases from higher regulatory rates;
•	$10.8 million of increases from higher average estimated customer usage;
•	$4.3 million of increases due to a change in price mix, resulting from the level of customer usage at different customer tariffs in the various states that PacifiCorp serves; and
•	$0.6 million of increases relating to growth in the average number of industrial customers.

Wholesale sales decreased $82.0 million, or 27.8%, primarily due to:

•	$46.8 million of decreases in volumes on long-term contracts as a result of contract expirations; and
•	$40.1 million of decreases from unrealized losses from short- and long-term energy sales contracts recorded at fair value primarily due to movements in market prices; partially offset by,
•	$4.7 million of increases due to the effects of electricity prices on realized short- and long-term transactions.

Other revenues decreased $10.7 million, or 22.3%, primarily due to:

•	$23.5 million of decreases due to the lower value of net margins from electricity sales and purchase transactions that did not physically settle; and
•	$4.9 million of decreases in revenues from joint use of poles; partially offset by,
•	$18.8 million of increases due to higher revenues related to demand-side management.

Operating Expenses

(Millions of dollars)	Six Months Ended September 30,		$ Change	% Change

	2004	2003	Favorable/(Unfavorable)

Purchased electricity	$319.0	$371.3	$52.3	14.1%
Fuel	242.5	248.9	6.4	2.6
Operations and maintenance	459.5	420.4	(39.1)	(9.3)
Depreciation and amortization	216.6	210.2	(6.4)	(3.0)
Taxes, other than income taxes	48.2	47.9	(0.3)	(0.6)

Total operating expenses	$1,285.8	$1,298.7	$12.9	1.0

Purchased electricity expense decreased $52.3 million, or 14.1%, primarily due to:

•	$57.5 million of decreases from unrealized gains from short-term energy purchase contracts recorded at fair value primarily due to movements in market prices;
•	$17.5 million of decreases as a result of lower volumes from existing long-term purchase contracts; and
•	$1.4 million of decreases as a result of higher net gains mainly from stream flow-related weather hedges; partially offset by,
•	$16.7 million of increases due to the effects of higher electricity prices on realized short- and long-term contracts;
•	$4.4 million of increases primarily related to a gain in the previous year due to settlement of a regulatory matter that had been recorded as a regulatory liability; and
•	$3.8 million of increases related to higher volumes of short-term purchases resulting from lower thermal generating availability.

Fuel expense decreased $6.4 million, or 2.6%, primarily due to:

•	$16.9 million of decreases relating to lower supply volumes due mainly to a reduction in thermal plant availability; partially offset by,
•	$10.4 million of increases as a result of a net increase in the price of coal and natural gas consumed.

Operations and maintenance expense increased $39.1 million, or 9.3%, primarily due to:

•	$28.5 million of increases in employee salary expense and other direct employee expenses primarily due to an increase in headcount and higher benefit and pension costs;
•	$16.4 million of increases in demand-side management costs;
•	$11.5 million of increases in third-party contract and service fees, including tree-trimming, maintenance, legal and compliance; and
•	$8.6 million of increases from the affiliated interest cross-charge policy, which became effective April 1, 2004; partially offset by,

•	$11.5 million of a decrease due to the recognition of claims in the prior year due to the bankruptcy of an insurance carrier;
•	$6.3 million of a decrease arising from the reversal of an accrual for certain tax-related employee severance liabilities that were resolved during the current period;
•	$2.7 million of decreases in write-offs of cancelled capital projects; and
•	$2.4 million of decreases from favorable contract settlements in the prior year.

Depreciation and amortization expense increased $6.4 million, or 3.0%, due to:

•	$7.4 million of increases in depreciation expense due to higher plant in service;
•	$3.7 million of increases in amortization expense due to higher capitalized software balances; and
•	$1.7 million of increases in the amortization of regulatory assets; partially offset by,
•	$6.4 million of decreases in capitalized software amortization following a change in the estimated useful lives of certain computer software systems.

Other Operating (Income) Expense

Other operating expense of $12.8 million for the six months ended September 30, 2003 was primarily due to a $10.8 million expense for changes in regulatory assets and liabilities.

Other operating income of $4.2 million for the six months ended September 30, 2004, represents a regulatory asset write-back for income taxes recoverable in the state of Idaho.

Interest and Other (Income) Expense

	Six Months Ended September 30,		$ Change	% Change

(Millions of dollars)	2004	2003	Favorable/(Unfavorable)

Interest expense	$131.1	$123.6	$(7.5)	(6.1)%
Interest income	(5.3)	(8.0)	(2.7)	(33.8)
Interest capitalized	(5.9)	(12.1)	(6.2)	(51.2)
Minority interest and other	(3.8)	6.9	10.7	155.1

Total	$116.1	$110.4	$(5.7)	(5.2)

Interest expense increased $7.5 million, or 6.1%, primarily due to:

•

$4.4 million of increases resulting from an increase in average amount of debt outstanding, partially offset by a decrease in average interest rates. The increase in average debt outstanding was primarily due to the refinancing of $352.0 million of Preferred securities redeemed in August 2003 with long-term debt;

•

$0.9 million of increases due to dividends declared on Preferred stock subject to mandatory redemption in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which became effective July 1, 2003; and

•	$0.7 million of increases in interest expense on regulatory liabilities.

Interest income decreased $2.7 million, or 33.8%, primarily due to:

•	$2.2 million of decreases in interest income on regulatory assets.

Interest capitalized decreased $6.2 million, or 51.2%, primarily due to:

•	Lower average capitalization rates during the six months ended September 30, 2004.

Minority interest and other (income) expense changed $10.7 million, primarily due to:

•	$11.7 million of a decrease in expense relating to distributions on Preferred Securities, which were redeemed in August 2003; partially offset by,
•	$2.2 million of a decrease in income relating to proceeds from company-owned life insurance.

Income Tax Expense

Income tax expense decreased $18.8 million, primarily due to:

•	$10.7 million of a decrease due to lower levels of income from continuing operations before income taxes and cumulative effect of accounting change for the six months ended September 30, 2004;

•	$8.5 million of a decrease in the tax contingency reserve resulting from the favorable settlement of PacifiCorp’s 1991 through 1998 Oregon state income tax returns; and
•	$2.2 million of a decrease in the tax effect of regulatory treatment of depreciation differences; partially offset by,
•	$3.3 million of an increase to the tax contingency reserve primarily to accrue interest on remaining tax contingencies provided for in prior periods.

Cumulative Effect of Accounting Change

PacifiCorp recorded a $0.9 million after-tax loss from the implementation of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), during the six months ended September 30, 2003.

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

Operating Activities

Net cash flows provided by operating activities were $204.5 million for the six months ended September 30, 2004, compared to $335.7 million for the six months ended September 30, 2003, primarily due to lower net income of $8.9 million, higher pension funding of $28.1 million in the current period, reduced recoveries of deferred power costs of $26.6 million and changes in working capital of $72.0 million.

Investing Activities

Capital spending totaled $327.9 million for the six months ended September 30, 2004, compared to $309.9 million for the six months ended September 30, 2003. The increase was primarily due to expenditures of $76.6 million on the construction of the Currant Creek plant, partially offset by $25.5 million in lower expenditures on the distribution and transmission upgrades along the Wasatch Front and reductions in other capital expenditures.

Financing Activities

Short-Term Debt

PacifiCorp’s short-term debt increased by $19.9 million during the six months ended September 30, 2004, primarily due to capital expenditures in excess of cash from operations, partially offset by the proceeds from the long-term debt financing during the period, which were used to reduce short-term debt.

Revolving Credit and Other Financing Agreements

PacifiCorp’s short-term borrowings and certain other financing arrangements are supported by an $800.0 million facility, with a three-year term that became effective May 28, 2004, that was used to replace an expiring $500.0 million facility, as well as a $300.0 million facility that was terminated by PacifiCorp prior to its maturity. The interest on advances under this facility is based on the London Interbank Offered Rate (LIBOR) plus a margin that varies based on PacifiCorp’s credit ratings. As of September 30, 2004, this facility was fully available and there were no borrowings outstanding. In addition to this committed credit facility, PacifiCorp had $34.7 million in money market accounts included in Cash and cash equivalents at September 30, 2004, available to meet its liquidity needs. Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt, of which $144.8 million was outstanding at September 30, 2004, at a weighted average rate of 1.8%.

During the six months ended September 30, 2004, PacifiCorp entered into a new $296.9 million letter of credit facility with a maturity date of September 14, 2007. This facility provides credit enhancement and liquidity support for seven series of variable rate pollution control revenue bond obligations. In connection with the commencement of this new facility, corresponding amounts of previously existing letters of credit were cancelled.

At September 30, 2004, PacifiCorp had $517.8 million of standby letters of credit and standby bond purchase agreements available to provide credit enhancement and liquidity support for variable-rate pollution control revenue bond obligations. These committed bank arrangements expire periodically through the year ending March 31, 2008.

PacifiCorp’s credit agreements contain customary covenants and default provisions, including covenants not to exceed a specified debt-to-capitalization ratio. PacifiCorp monitors these covenants on a regular basis to ensure that events of default will not occur. As of September 30, 2004, PacifiCorp was in compliance with the covenants of its credit agreements.

Long-Term Debt

On August 24, 2004, PacifiCorp issued $200.0 million of its 4.95% Series of First Mortgage Bonds due August 15, 2014 and $200.0 million of its 5.90% Series of First Mortgage Bonds due August 15, 2034. PacifiCorp used the proceeds for general corporate purposes, including the reduction of short-term debt.

Dividends

During the six months ended September 30, 2004, PacifiCorp had the following dividend activity:

•	$96.6 million declared and paid on common stock; and
•	$3.0 million declared and $3.2 million paid on Preferred Stock and Preferred stock subject to mandatory redemption.

During the six months ended September 30, 2003, PacifiCorp had the following dividend activity:

•	$80.3 million declared and paid on common stock; and
•	$3.4 million declared and $3.5 million paid on Preferred Stock and Preferred stock subject to mandatory redemption.

Preferred Stock Redemptions

PacifiCorp redeemed $7.5 million of Preferred stock subject to mandatory and optional redemption during each of the six months ended September 30, 2004 and 2003.

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

Future Uses of Cash

Dividends

On October 21, 2004, PacifiCorp’s Board of Directors declared a dividend on common stock of $0.155 per share, totaling $48.3 million and payable on November 30, 2004.

Contractual Obligations and Commercial Commitments

PacifiCorp enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. For an in-depth discussion of PacifiCorp’s contractual obligations and commercial commitments, see “Contractual Obligations and Commercial Commitments” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004.

Capital Expenditure Program

Capital expenditures were expected to be approximately $3.0 billion for the three-year period ended March 31, 2007, as reported in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004. However, actual expenditures over the three-year period may vary due to timing of capital projects and related expenditures, as well as changes in the scope of planned projects.

Construction of the Currant Creek plant began in March 2004. The plant is expected to cost approximately $350.0 million, spent from fiscal year 2004 through fiscal year 2007. Of this total expected amount, $121.2 million had been spent as of September 30, 2004. Recovery of PacifiCorp’s investment in the plant will be reviewed by all states PacifiCorp serves as part of future general rate cases.

Construction of the Lake Side plant began in August 2004. The plant is expected to cost approximately $347.0 million, spent from fiscal year 2005 through fiscal year 2008. Of this total expected amount, $1.8 million had been spent as of September 30, 2004. Recovery of PacifiCorp’s investment in the plant will be reviewed by all states PacifiCorp serves as part of future general rate cases.

Credit Ratings

PacifiCorp’s credit ratings at September 30, 2004, were as follows:

	Moody’s	S & P

Issuer/Corporate	Baa1	A-
Senior secured debt	A3	A-
Senior unsecured debt	Baa1	BBB+
Preferred stock	Baa3	BBB
Commercial paper	P-2	A-2

Outlook	Negative	Stable

On August 18, 2004, Standard & Poor’s Rating Services revised its outlook on PacifiCorp to stable from negative. At the same time, Standard & Poor’s lowered the senior secured debt rating on PacifiCorp to A- from A. These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other rating.

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

PacifiCorp seeks to mitigate credit risk (and concentrations thereof) by applying specific eligibility criteria to prospective counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time. PacifiCorp continues to actively monitor the creditworthiness of those counterparties with whom it executes wholesale energy and natural gas purchase and sales transactions within the Western Electricity Coordinating Council and uses a variety of risk mitigation techniques to limit its exposure where it believes appropriate. When PacifiCorp considers a new asset purchase, transaction or contractual arrangement, market liquidity and the ability to optimize the investment are main considerations. To mitigate exposure to the financial risks of wholesale counterparties, PacifiCorp has entered into netting and collateral agreements, including margining, guarantees, letters of credit and cash deposit arrangements. Counterparties may be assessed interest fees for delayed receipts. If required, collection rights are exercised, including calling on the counterparty’s credit support arrangement.

The following table represents PacifiCorp’s September 30, 2004 distribution of unsecured credit exposure, net of collateral, within its electricity and natural gas portfolio of purchase and sale contracts and takes into account contractual netting rights.

Distribution of Credit Exposure	% of Total

Investment grade - Externally rated	88.7%
Non-investment grade - Externally rated	1.7
Investment grade - Internally rated	2.3
Non-investment grade - Internally rated	7.3

100.0%

“Externally rated” represents enterprise relationships that have published ratings from at least one major credit rating agency. “Internally rated” represents those relationships that have no rating by a major credit rating agency. For those relationships, PacifiCorp utilizes commercially appropriate rating methodologies and credit scoring models to develop a public rating equivalent.

The number of counterparties in the wholesale energy markets with which PacifiCorp is able to prudently transact business has declined since 2001. Merchant energy companies, which over most of the past decade were an important source of liquidity in the wholesale markets, are suffering from high debt levels and low operating cash flows resulting from overbuilding generation plants in parts of the United States, as well as from trading activities. Many of these merchant energy companies have either significantly reduced or withdrawn from trading in the wholesale market. Certain major financial institutions have entered or increased their participation in the wholesale market, partially offsetting this decline; however, the wholesale market in which PacifiCorp participates consists of fewer participants and has a lower overall credit quality.

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

As of September 30, 2004, PacifiCorp had $686.7 million of variable-rate liabilities and $34.7 million of temporary cash investments. At September 30, 2004, PacifiCorp had no financial derivatives in effect relating to interest rate exposure.

Based on a sensitivity analysis as of September 30, 2004, for a one-year horizon, PacifiCorp estimated that if market interest rates average 1.0% higher (lower), interest expense, net of offsetting impacts in interest income, would increase (decrease) by $6.5 million. Comparatively, based on a sensitivity analysis as of September 30, 2003, for a one-year horizon, had interest rates averaged 1.0% higher (lower), PacifiCorp estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by $6.0 million. These amounts include the effect of invested cash and were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of September 30, 2004 and 2003. The increase in interest rate sensitivity was primarily due to the increase in outstanding variable-rate commercial paper. If interest rates changed significantly, PacifiCorp might take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in PacifiCorp’s financial structure.

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

PacifiCorp’s energy commodity price exposure arises principally from its electric supply obligation in the western United States. PacifiCorp manages this risk principally through the operation of its generation plants, with a net capability of 7,987.0 MW and 15,763-mile transmission system in the western United States, and through its wholesale energy purchase and sales activities. Wholesale contracts are utilized to balance PacifiCorp’s physical excess or shortage of net electricity for future time periods. Financially settled contracts are utilized to further mitigate commodity price risk. PacifiCorp may from time to time enter into other financially settled (temperature-related) derivative instruments that reduce volume and price risk on days with weather extremes. In addition, a financial hydroelectric generation hedge is in place through September 2006 to reduce volume and price risks associated with PacifiCorp’s hydroelectric generation.

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

As of September 30, 2004, PacifiCorp’s estimated potential five-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 24 months was $14.4 million, as measured by the VaR computations described above, compared to $13.1 million as of September 30, 2003. The average daily VaR (five-day holding periods) for the three months ended September 30, 2004 was $15.2 million. The average daily VaR (five-day holding periods) for the six months ended September 30, 2004 was $16.1 million. During the three months ended September 30, 2004, the maximum VaR measured was $19.0 million and the minimum VaR measured was $11.3 million. During the six months ended September 30, 2004, the maximum VaR measured was $22.1 million and the minimum VaR measured was $11.3 million. PacifiCorp maintained compliance with its VaR limit procedures during the three months and six months ended September 30, 2004. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

Fair Value of Derivatives

The following table shows the changes in the fair value of energy-related contracts qualifying as derivatives under SFAS No. 133 from April 1, 2004, to September 30, 2004, segregated between derivative contracts held for trading and non-trading purposes, and quantifies the reasons for the changes.

			Regulatory Net Asset (Liability) (b)
	Net Asset (Liability)

(Millions of dollars)	Trading	Non-trading

Fair value of contracts outstanding at March 31, 2004	$(0.5)	$(414.3)	$422.2
Contracts realized or otherwise settled during the period	(0.6)	16.8	17.4
Other changes in fair values (a)	1.2	95.7	(115.8)

Fair value of contracts outstanding at September 30, 2004	$0.1	$(301.8)	$323.8

(a)

Other changes in fair values result from the effects of changes in prices, inflation rates and interest rates, including those based on models, on new and existing contracts. During the three months ended September 30, 2004, PacifiCorp changed to a U.S. London Interbank Offered Rate (LIBOR) rate from the U.S. Treasury rate for discounting the portfolio. This change had the effect of increasing the fair value of non-trading contracts by $25.5 million, offset by a decrease in regulatory net assets by the same amount.

(b)	Contracts which have received commission approval for regulatory recovery are included as a Regulatory Net Asset (Liability).

The fair value of derivative instruments is determined using forward price curves. Forward price curves represent PacifiCorp’s estimates of the prices at which a buyer or seller could contract today for delivery or settlement of a commodity at future dates. PacifiCorp bases its forward price curves on market price quotations when available and on internally developed and commercial models with internal and external fundamental data inputs when market quotations are unavailable. In general, PacifiCorp estimates the fair value of a contract by calculating the present value of the difference between the prices in the contract and the applicable forward price curve. Price quotations for certain major electricity trading hubs are generally readily obtainable for the first three years and therefore PacifiCorp’s forward price curves for those locations and periods reflect observable market quotes. However, in the later years or for locations that are less or not actively traded, PacifiCorp must develop forward price curves. For short-term contracts at less actively traded locations, prices are modeled based on observed historical price relationships with actively traded locations. For long-term contracts extending beyond three years, the forward price curve is based upon the use of a fundamentals model (cost-to-build approach) due to the limited information available. Factors used in the fundamentals model include the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of electricity plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region. The assumptions in these models are critical since any changes to the assumptions could have a significant impact on the fair value of the contract. Contracts with explicit or embedded optionality are valued by separating each contract into its physical and financial forward and option components. Forward components are valued against the appropriate forward price curve. The optionality is valued using a modified Black-Scholes model or a stochastic simulation (Monte Carlo) approach. Each option component is modeled and valued separately using the appropriate forward price curve.

PacifiCorp’s valuation models and assumptions are continuously updated to reflect current market information, and evaluation and refinement of model assumptions are performed on a periodic basis.

The following table shows summarized information with respect to valuation techniques and contractual maturities of PacifiCorp’s energy-related contracts qualifying as derivatives under SFAS No. 133 as of September 30, 2004.

	Fair Value of Contracts at Period-End

(Millions of dollars)	Maturity Less Than 1 Year	Maturity 2-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Trading:
Prices based on quoted market prices from third-party sources	$0.1	$—	$—	$—	$0.1
Prices based on models and other valuation methods	—	—	—	—	—

Total trading	$0.1	$—	$—	$—	$0.1

Non-trading:
Prices based on quoted market prices from third-party sources	$4.2	$(8.6)	$—	$—	$(4.4)
Prices based on models and other valuation methods	30.2	72.8	(76.8)	(323.6)	(297.4)

Total non-trading	$34.4	$64.2	$(76.8)	$(323.6)	$(301.8)

Standardized derivative contracts that are valued using market quotations are classified as “prices based on quoted market prices from third-party sources.” All remaining contracts, which include non-standard contracts and contracts for which market prices are not routinely quoted, are classified as “prices based on models and other valuation methods.”

ITEM 4. CONTROLS AND PROCEDURES

PacifiCorp maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this quarterly report. PacifiCorp performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PacifiCorp’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, the disclosure controls and procedures were effective, in all material respects, in timely alerting management to material information relating to PacifiCorp and its consolidated subsidiaries required to be included in its periodic reports filed pursuant to the Securities Exchange Act of 1934.

There has been no change in PacifiCorp’s internal control over financial reporting that occurred during the three months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

PART II. OTHER INFORMATION

INFORMATION REGARDING RECENT REGULATORY DEVELOPMENTS

PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004, contains information concerning the federal and state regulatory matters in which PacifiCorp is involved. See Item 1. Business – Regulation in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004. Certain developments with respect to those matters are set forth below.

Federal Regulatory Issues

FERC Issues

For a discussion on FERC issues, see Part I – Item 1. Financial Statements – Note 7 – Commitments and Contingencies.

Hydroelectric Actions

Several of PacifiCorp’s hydroelectric plants are in some stage of the relicensing or decommissioning process with the FERC, as discussed under Item 1. Business in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004. The following provides an update on any changes.

Relicensing

Bear River hydroelectric project – (Bear River, Idaho)

In December 2003, the FERC issued a new 30-year operating license for the 84.5 MW Bear River hydroelectric project. The license became final and PacifiCorp accepted the new license on May 25, 2004. In addition to the project’s capital and operations and maintenance costs associated with the new license, PacifiCorp is committed, over the life of the license, to fund approximately $26.5 million for environmental mitigation and enhancement projects. A $12.2 million liability, representing the present value of these obligations, was recorded in May 2004.

Klamath hydroelectric project – (Klamath River, Oregon and California)

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 151.0 MW Klamath hydroelectric project in southern Oregon and northern California. The FERC is expected to complete its required analysis over the next two years. In the meantime, PacifiCorp continues to work cooperatively with a broad range of stakeholders to identify and resolve any outstanding issues in an attempt to reach a settlement. In October 2004, PacifiCorp convened a mediated settlement negotiation group consisting of itself, state and federal agencies, Native American tribes, and other stakeholders, in an effort to reach a comprehensive agreement on project relicensing.

Lewis River hydroelectric projects – (Lewis River, Washington)

PacifiCorp filed new license applications for the 135.0 MW Merwin and 240.0 MW Swift No. 1 hydroelectric projects in April 2004. An application for a new license for the 134.0 MW Yale hydroelectric project was filed with the FERC in April 1999. However, consideration of the Yale application was delayed pending filing of the Merwin and Swift No. 1 applications so that the FERC could complete a comprehensive environmental analysis. The FERC is expected to complete its required analysis over the next two years. PacifiCorp continues to work with stakeholders of the Lewis River system to negotiate a comprehensive settlement.

North Umpqua hydroelectric project – (North Umpqua River, Oregon)

In November 2003, the FERC issued a new 35-year operating license for the 185.3 MW North Umpqua hydroelectric project. Both PacifiCorp and environmental groups sought rehearing of the license, and in March 2004, the FERC issued an order on rehearing favorable to PacifiCorp and denying the motion of the environmental groups. On May 26, 2004, the environmental groups appealed the FERC order in the Ninth Circuit Court of Appeals, where the case is currently pending. The new FERC license is currently effective, but not final, and certain implementation measures may be delayed pending the outcome of the appeal. In addition to the project’s capital and operations and maintenance costs associated with the new license, when the license becomes final PacifiCorp will be committed, over the life of the license, to fund approximately $48.9 million for environmental mitigation and enhancement projects. A $13.0 million liability, representing the present value of certain obligations specified in the license, was recorded in June 2004. Additional liabilities will be recognized when the license becomes final.

Prospect hydroelectric project – (Rogue River, Oregon)

In June 2003, PacifiCorp submitted a final license application to the FERC for the Prospect Nos. 1, 2 and 4 hydroelectric projects, which total 36.8 MW. The FERC is expected to complete its required analysis and issue a new license by the end of fiscal year 2005.

Decommissioning

PacifiCorp has negotiated with stakeholders to decommission the American Fork, Condit and Powerdale projects. These settlement agreements have been filed with the FERC.

American Fork hydroelectric project – (American Fork River, Utah)

The FERC surrender order for American Fork was issued on August 4, 2004 and calls for project removal to be completed by December 2007. Removal costs for this 1.0 MW project are estimated to be approximately $1.1 million, including process and permitting costs. The parties have agreed that project removal will begin in September 2006, subject to FERC and other regulatory approvals, with operations continuing until that time.

State Regulatory Issues

PacifiCorp pursues a regulatory program in all states that it serves, with the objective of keeping rates closely aligned to ongoing costs, as discussed under Item 1. Business in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004. The following provides a state-by-state update on any changes.

Utah

On August 4, 2004, PacifiCorp filed a general rate case request with the UPSC for approximately $111.0 million annually related to operating cost increases and recovery of investments that support Utah’s growing demand and need for enhanced network reliability. The filing, which includes a request for a forward-looking test year, represents a 9.6% increase in rates and a requested return on equity of 11.125%. In October 2004, the UPSC approved the use of a forward-looking test year in this general rate case, which will be fiscal year 2006. The overall general rate case is expected to be concluded by April 2005.

Oregon

In November 2000, PacifiCorp made a deferred accounting filing to track its excess net power costs. In July 2002, the Oregon Public Utility Commission (the “OPUC”) approved the filing, finding that PacifiCorp had prudently incurred the excess net power costs. The order authorized recovery of $131.0 million, plus carrying charges, a rate of $45.6 million annually. The Industrial Customers of Northwest Utilities and the Citizens’ Utility Board appealed the OPUC order in March 2003. The Marion County, Oregon circuit court affirmed the OPUC order. The Industrial Customers of Northwest Utilities and the Citizens’ Utility Board appealed the circuit court decision to the Oregon Court of Appeals. The Court of Appeals heard oral arguments in May 2004. On October 27, 2004 the Oregon Court of Appeals affirmed the circuit court decision.

PacifiCorp is currently preparing a planned general rate case filing with the OPUC and expects to file for a significant increase during November 2004.

Wyoming

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

Also, in April 2004, PacifiCorp filed a complaint with the federal district court in Wyoming challenging the WPSC’s March 2003 decision on the grounds that the decision violates federal law by denying PacifiCorp recovery in retail rates of its wholesale electricity and transmission costs incurred to serve Wyoming customers. The lawsuit seeks an injunction requiring the WPSC to pass through PacifiCorp’s wholesale electricity and transmission costs in retail rates. In May 2004, the WPSC filed a motion to dismiss the complaint. Oral arguments on the motion to dismiss took place in September 2004. The motion to dismiss was denied on November 5, 2004.

In July 2004, PacifiCorp applied to the WPSC for a stand-alone pass-on of increased net wholesale purchased electricity costs. Following discussions with various parties, PacifiCorp filed a joint stipulation reducing this request to $9.25 million, or 2.68%. This stipulation was heard by the WPSC on September 14, 2004 and approved effective September 15, 2004. The expedited treatment of this application was recognized in the stipulation with an agreement that PacifiCorp will not file a General Rate Application until at least September 30, 2005. Further, the parties agree to begin discussions on developing possible commodity cost recovery mechanisms and alternative forms of regulation before December 31, 2004.

In June 2004, the WPSC concluded six days of hearings on the joint application of Powder River Energy Corporation and Kennecott Energy Company for a certificate of public convenience and necessity to serve the Antelope Coal Mine in Converse County, Wyoming. The Antelope Coal Mine is in PacifiCorp’s service territory and PacifiCorp has been serving this mine for 20 years. The joint application proposed a dual certificate arrangement that would allow Kennecott Energy Company to choose its electric service provider. PacifiCorp argued that it should be the sole service provider. The WPSC deliberated this issue in September 2004 and directed parties to enter into further discussions over a six- to eight-week period to determine whether a solution can be proposed that keeps the authorized service territory of PacifiCorp and Powder River Energy Corporation intact. On October 28, 2004, the WPSC approved a stipulation that was agreed by PacifiCorp, Powder River Energy Corporation and Kennecott Energy Company. The terms of the stipulation include a continued recognition of PacifiCorp’s authorized territory in Converse County through a regulatory recovery fee payment that Kennecott Energy Company will make to PacifiCorp. The regulatory recovery fee protects other Wyoming customers from any impacts due to the loss of the mine load. Powder River Energy Corporation will be the sole energy provider to the mine.

Washington

In December 2003, PacifiCorp filed with the WUTC for a general rate increase of $26.7 million annually, or 13.5%. In addition, PacifiCorp is requesting that the WUTC adopt the findings of a prudence review of generating resources acquired since the last Washington general rate case. In August 2004, PacifiCorp entered into a Settlement Agreement with the WUTC Staff and the Natural Resources Defense Council that recommends a $15.5 million annual increase, or 7.8%. On October 27, 2004, the WUTC issued an order adopting the multi-party Settlement Agreement with limited conditions resulting in a total rate increase of $15.1 million, or 7.5%, effective November 16, 2004.

Idaho

In December 2003, PacifiCorp filed with the Idaho Public Utility Commission (“IPUC”) to recover Idaho’s portion of income tax payments resulting from Internal Revenue Service audits of prior years. In April 2004, the IPUC staff held public input meetings concerning PacifiCorp’s application. A stipulated agreement signed by the parties was filed with the IPUC in May 2004 and was approved by the IPUC in June 2004. This allowed recovery of $4.2 million over 16 months beginning in June 2004 when a power cost recovery surcharge, which began in June 2002, expired.

Multi-State Process

The Multi-State Process commenced in April 2002 and is a collaborative process with stakeholders from each of the six states PacifiCorp serves. The project’s focus is to design, develop and implement a cost allocation methodology that achieves a more permanent consensus on each state’s responsibility for the costs and benefits of PacifiCorp’s existing assets, enables PacifiCorp to recover the cost of future investments, and provides states with the ability to independently implement state energy policy objectives.

A number of collaborative meetings and conferences occurred during 2002 and 2003, which concluded in the development of the “Protocol” cost allocation methodology proposal. The Protocol was filed with each of the state commissions in Utah, Oregon, Wyoming and Idaho in September 2003 and in Washington in December 2003. Following discussions with all parties, this proposal was further refined and re-submitted to each of the state commissions as the “Revised Protocol.”

Settlement discussions have occurred in each of the states and agreements have been reached with parties in Utah, Oregon, Wyoming and Washington. Hearings or oral arguments have occurred in each of these states. Settlement discussions in Idaho have reached agreement, in principle, with a modified regulatory process still in progress. The final step in the regulatory process is the issuance of state orders detailing each state commission’s acceptance and implementation of the Revised Protocol. In October 2004, the WPSC issued an oral bench order approving the Wyoming settlement and the WUTC issued its formal order approving and adopting the Washington general rate case settlement, which established a process for ongoing discussions for a permanent allocation methodology. PacifiCorp anticipates the receipt of formal orders in each of the other states by December 31, 2004. The Revised Protocol has not yet been filed in the state of California.

Requests for Proposals

As required by state regulators, PacifiCorp published an Integrated Resource Plan in January 2003 and updated it in October 2003, as discussed in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2004 under Item 1. Business. The following provides an update of these projects.

RFP 2003A - To ensure an adequate supply to meet future energy needs, on May 27, 2004 PacifiCorp entered into an asset purchase and sale agreement with Summit Vineyard LLC of Denver, Colorado, to develop and, with Siemens Westinghouse Power Corporation, to construct, a natural gas-fired combined-cycle combustion turbine electricity plant near Orem, Utah. The plant, to be known as the Lake Side Power Plant and to have a summer rated capacity of 534 MW, was identified as the best option submitted through PacifiCorp’s competitive RFP 2003A process of a resource to be made available by summer 2007. In May 2004, PacifiCorp filed with the UPSC for a Certificate of Convenience and Necessity. Hearings were held in October 2004 and an order from the UPSC is expected by the end of December 2004. On October 22, 2004, PacifiCorp entered into a long-term agreement with Siemens Westinghouse Power Corporation for certain maintenance items on the Lake Side Power Plant and issued a limited notice to proceed with construction preparation. Construction of the plant will not begin until orders are received from both the Utah Department of Air Quality and the UPSC. The Lake Side Power Plant is expected to cost approximately $347.0 million. Recovery of PacifiCorp’s investment in the plant will be reviewed by the states PacifiCorp serves as part of future general rate cases.

RFP 2003B - PacifiCorp issued a Renewable Request for Proposals in February 2004 for up to 1,100 MW of economic renewable resources for PacifiCorp’s system. A small group of bidders was selected during August 2004. Negotiations have started with these parties and are expected to be concluded on at least some agreements before the end of December 2004.

ITEM 1. LEGAL PROCEEDINGS

In May 2004, PacifiCorp was served with a complaint filed in the United States District Court for the District of Oregon by the Klamath Tribes of Oregon, individual Klamath Tribal members and the Klamath Claims Committee. The claim generally alleges that PacifiCorp and its predecessors affected the Klamath Tribes’ federal treaty rights to fish for salmon in the headwaters of the Klamath River in southern Oregon by building dams that blocked the passage of salmon upstream to the headwaters beginning in 1911. In July 2004, PacifiCorp filed its answer to the complaint. In September 2004, the case was transferred to the Medford Division of the District of Oregon. Also in September 2004, the Klamath Tribes filed their first amended complaint adding claims of damage to their treaty rights to fish for sucker and steelhead in the headwaters of the Klamath River. The claim seeks in excess of $1.0 billion in compensatory and punitive damages. In October 2004, PacifiCorp filed its answer to the first amended complaint generally denying liability and asserting affirmative defenses for the matters alleged by the Klamath Tribes. A scheduling conference was held in October 2004, which established a procedural schedule for the case.

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

ITEM 6. EXHIBITS

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

PACIFICORP
Date: November 10, 2004	By:	/s/ RICHARD D. PEACH

Richard D. Peach Chief Financial Officer