Form 10-Q
period 2005-06-30
PACIFICORP /OR/
filed 2005-08-12
CIK 75594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐ No ☒

As of August 5, 2005, there were 323,913,179 shares of common stock outstanding. All shares of outstanding common stock are indirectly owned by Scottish Power plc, 1 Atlantic Quay, Glasgow, G2 8SP, Scotland.

PACIFICORP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFICORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(Millions of dollars)	Three Months Ended June 30,

	2005	2004

Revenues:
Retail	$642.2	$634.0
Wholesale sales and other	236.9	113.8

Total	879.1	747.8

Operating expenses:
Energy costs	352.4	254.3
Operations and maintenance	257.7	232.1
Depreciation and amortization	110.9	107.6
Taxes, other than income taxes	24.5	23.9

Total	745.5	617.9

Income from operations	133.6	129.9

Interest expense and other (income) expense:
Interest expense	69.3	65.5
Interest income	(2.7)	(2.8)
Interest capitalized	(7.0)	(3.7)
Minority interest and other	(4.3)	(2.0)

Total	55.3	57.0

Income from operations before income tax expense	78.3	72.9
Income tax expense	31.9	22.0

Net income	46.4	50.9
Preferred dividend requirement	(0.5)	(0.5)

Earnings on common stock	$45.9	$50.4

RETAINED EARNINGS AT BEGINNING OF PERIOD	$446.4	$390.1
Net income	46.4	50.9
Cash dividends declared:
Preferred stock	(0.5)	(0.5)
Common stock	(50.8)	(48.3)

RETAINED EARNINGS AT END OF PERIOD	$441.5	$392.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars)	June 30, 2005	March 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$167.5	$199.3
Accounts receivable (less allowance for doubtful accounts of $11.7/June and $11.6/March)	232.5	293.0
Unbilled revenue	162.6	143.8
Amounts due from affiliates	22.9	36.5
Inventories at average costs:
Materials and supplies	118.9	114.7
Fuel	65.5	58.5
Current derivative contract asset	196.9	252.7
Current deferred tax asset	9.3	—
Other	82.1	115.8

Total current assets	1,058.2	1,214.3

Property, plant and equipment	14,591.2	14,259.0
Construction work-in-progress	477.2	593.4
Accumulated depreciation and amortization	(5,445.5)	(5,361.8)

Total property, plant and equipment - net	9,622.9	9,490.6

Other assets:
Regulatory assets	941.1	972.8
Derivative contract regulatory asset	116.1	170.0
Non-current derivative contract asset	414.1	360.3
Deferred charges and other	323.3	312.9

Total other assets	1,794.6	1,816.0

Total assets	$12,475.7	$12,520.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(Unaudited)

(Millions of dollars)	June 30, 2005	March 31, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289.4	$350.4
Amounts due to affiliates	4.8	3.9
Accrued employee expenses	96.3	134.3
Taxes payable	39.6	39.8
Interest payable	53.3	64.8
Current derivative contract liability	110.4	136.7
Current deferred tax liability	—	2.0
Long-term debt and capital lease obligations, currently maturing	120.1	269.9
Preferred stock subject to mandatory redemption, currently maturing	3.7	3.7
Notes payable and commercial paper	314.6	468.8
Other	122.6	123.4

Total current liabilities	1,154.8	1,597.7

Deferred credits:
Deferred income taxes	1,641.9	1,629.0
Investment tax credits	73.6	75.6
Regulatory liabilities	817.1	806.0
Non-current derivative contract liability	588.7	630.5
Pension and other post employment liabilities	410.9	422.4
Other	310.8	304.8

Total deferred credits	3,843.0	3,868.3

Long-term debt and capital lease obligations, net of current maturities	3,940.1	3,629.0
Preferred stock subject to mandatory redemption, net of current maturities	41.3	48.8

Total liabilities	8,979.2	9,143.8

Commitments and contingencies (See Note 6)
Shareholders’ equity:
Preferred stock	41.3	41.3

Common equity:
Common shareholder’s capital	3,019.1	2,894.1
Retained earnings	441.5	446.4
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $2.2/June and $2.6/March	3.6	4.3
Minimum pension liability, net of tax of $(5.5)/June and March	(9.0)	(9.0)

Total common equity	3,455.2	3,335.8

Total shareholders’ equity	3,496.5	3,377.1

Total liabilities and shareholders’ equity	$12,475.7	$12,520.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,

(Millions of dollars)	2005	2004

Cash flows from operating activities:
Net income	$46.4	$50.9
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized (gain) loss on derivative contracts	(12.2)	5.0
Depreciation and amortization	110.9	107.6
Deferred income taxes and investment tax credits - net	6.2	8.8
Regulatory asset/liability establishment and amortization	26.2	19.1
Other	11.2	(0.2)
Changes in:
Accounts receivable, prepayments and other current assets	89.5	(52.7)
Inventories	(11.2)	(0.3)
Amounts due to/from affiliates, net	14.5	4.9
Accounts payable and accrued liabilities	(113.9)	(61.3)
Other	(27.5)	(50.9)

Net cash provided by operating activities	140.1	30.9

Cash flows from investing activities:
Capital expenditures	(230.6)	(166.9)
Proceeds from sales of assets	0.4	—
Proceeds from available-for-sale securities	12.3	6.6
Purchases of available-for-sale securities	(8.9)	(8.3)
Other	(3.3)	2.0

Net cash used in investing activities	(230.1)	(166.6)

Cash flows from financing activities:
Changes in short-term debt	(154.2)	205.9
Proceeds from long-term debt, net of issuance costs	296.2	—
Proceeds from equity contribution	125.0	—
Dividends paid	(51.3)	(48.8)
Repayments and redemptions of long-term debt	(150.0)	—
Redemptions of preferred stock	(7.5)	(7.5)

Net cash provided by financing activities	58.2	149.6

Change in cash and cash equivalents	(31.8)	13.9
Cash and cash equivalents at beginning of period	199.3	58.5

Cash and cash equivalents at end of period	$167.5	$72.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

PacifiCorp (which includes PacifiCorp and its subsidiaries) is a United States electricity company serving retail customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp generates electricity and conducts its retail electric utility business as Pacific Power and Utah Power and also engages in electricity sales and purchases on a wholesale basis. The Condensed Consolidated Financial Statements of PacifiCorp include its integrated electric utility operations and its wholly owned and majority-owned subsidiaries. The subsidiaries of PacifiCorp support its electric utility operations by providing coal mining facilities and services and environmental remediation services. Intercompany transactions and balances have been eliminated upon consolidation. PacifiCorp is an indirect subsidiary of Scottish Power plc (“ScottishPower”).

The accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2005, and for the three months ended June 30, 2005 and 2004, in the opinion of management, include all adjustments, constituting only normal recurring adjustments, necessary for a fair statement of financial position, results of operations and cash flows for such periods. The March 31, 2005 Condensed Consolidated Balance Sheet data was derived from audited financial statements. These statements as of June 30, 2005, and for the three months ended June 30, 2005 and 2004, are presented in accordance with the interim reporting requirements of the Securities and Exchange Commission (“SEC”) and therefore do not include all of the disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures made in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005, have been condensed or omitted from the interim statements. A portion of the business of PacifiCorp is of a seasonal nature and, therefore, results of operations for the three months ended June 30, 2005 and 2004, are not necessarily indicative of the results for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005.

These interim statements have been prepared using accounting policies consistent with those applied at March 31, 2005, except in relation to new accounting standards.

Sale of PacifiCorp

On May 23, 2005, ScottishPower and PacifiCorp Holdings, Inc. (“PHI”), PacifiCorp’s direct parent, executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) providing for the sale of all PacifiCorp common stock to MidAmerican Energy Holdings Company (“MidAmerican”) for a value of approximately $9.4 billion, consisting of approximately $5.1 billion in cash plus approximately $4.3 billion in net debt and preferred stock, which will remain outstanding at PacifiCorp. MidAmerican is based in Des Moines, Iowa, and is a privately owned global provider of energy services.

The closing of the sale of PacifiCorp is subject to a number of conditions, including ScottishPower shareholder consent and regulatory notification and/or approvals from the Federal Energy Regulatory Commission (the “FERC”), the Department of Justice or the Federal Trade Commission, the Federal Communications Commission, the Nuclear Regulatory Commission and the public utility commissions in the states of Utah, Oregon, Wyoming, Washington, Idaho and California, as well as consents under existing third-party agreements. ScottishPower shareholders approved the sale on July 22, 2005. Pending satisfaction of the closing conditions, the Stock Purchase Agreement requires ScottishPower and PHI to cause PacifiCorp to operate its business in the ordinary course consistent with past business practice. The Stock Purchase Agreement also requires ScottishPower and PHI to obtain MidAmerican’s prior approval to certain actions taken by PacifiCorp beyond limits specified in the Stock Purchase Agreement, including:

•	borrowings or debt issuances;
•	capital expenditures;
•	construction or acquisition of new generation, transmission or delivery facilities or systems, other than as currently planned or necessary to fulfill regulatory commitments;

•         unbudgeted significant acquisitions or dispositions;

•	modifications to material agreements with regulators;
•	issuance or sale of any capital stock to any person, other than PHI in certain circumstances;
•	adoption or amendment of employee benefit plans or material increases to employee compensation;
•	and payment of dividends to PHI.

While the sale of PacifiCorp is pending and the Stock Purchase Agreement is in effect, ScottishPower and PHI have agreed to make common equity contributions to PacifiCorp of $125.0 million at the end of each quarter in fiscal 2006 and $131.25 million at the end of each quarter in fiscal 2007. If the sale is completed, MidAmerican will refund to PHI the amount of required fiscal 2007 common equity contributions as an increase to the purchase price. On June 30, 2005, PHI made its first quarterly common equity contribution required by the Stock Purchase Agreement in the amount of $125.0 million.

Pursuant to the Stock Purchase Agreement, ScottishPower has agreed to cause PacifiCorp to not pay quarterly dividends to PHI in excess of $214.8 million in the aggregate during fiscal 2006 and $242.3 million in the aggregate during fiscal 2007. These restrictions will terminate upon either the close of the sale of PacifiCorp or the earlier termination of the Stock Purchase Agreement.

PacifiCorp is party to pre-existing agreements with affiliates of MidAmerican for certain gas and steam purchase transactions. These transactions are not significant to PacifiCorp’s Energy costs.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to the current method of presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Stock-based Compensation

As permitted by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), PacifiCorp accounts for its stock-based compensation arrangements, primarily employee stock options, under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for employee stock options issued to PacifiCorp employees. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded if the ultimate number of shares to be awarded is known at the date of the grant. All options are issued in ScottishPower American Depository Shares. Had PacifiCorp determined compensation cost based on the fair value at the grant date for all stock options vesting in each period under SFAS No. 123, PacifiCorp’s net income would have been reduced to the pro forma amounts below:

	Three Months Ended June 30,

(Millions of dollars)	2005	2004

Net income as reported	$46.4	$50.9
Add: stock-based compensation using the intrinsic value method, net of related tax effects	0.4	—
Less: stock-based compensation expense using the fair value method, net of related tax effects	(0.6)	(0.3)

Pro forma net income	$46.2	$50.6

The $0.4 million of stock-based compensation expense presented net of tax under the intrinsic value method in the above table represents estimated expense associated with the Executive Share Option Plan 2001 (the “ExSOP”), the deferred share program and the Long-Term Incentive Plan.

New Accounting Standards

SFAS No. 151

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, Inventory Costs (“SFAS No. 151”), which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be included as current-period charges, eliminating the option for capitalization. This statement is effective for inventory costs that PacifiCorp incurs on or after April 1, 2006. PacifiCorp does not typically incur abnormal costs related to inventory balances; therefore, the adoption of this statement is not anticipated to have a material impact on PacifiCorp’s consolidated financial position or results of operations.

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

In April 2005, the effective date of SFAS No. 123R was deferred until the beginning of the fiscal year that begins after June 15, 2005; however, early adoption is encouraged. A modified prospective application is required for new awards and for awards modified, repurchased or cancelled after the required effective date. The provisions of SAB No. 107 will be applied upon adoption of SFAS No. 123R.

Certain PacifiCorp employees receive awards under various ScottishPower share-based payment plans. Application to these awards of the fair value method required by SFAS No. 123R, as compared to the application of the intrinsic value method allowed under APB No. 25, is not expected to result in a material change to recorded compensation expense upon adoption of SFAS No. 123R.

FSP SFAS No. 109-1

In December 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This tax deduction will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction could be claimed on a separate return basis in accordance with PacifiCorp’s accounting policy. This statement became effective upon issuance. The impact of the deduction to PacifiCorp will depend on the application of forthcoming guidance from the Internal Revenue Service to PacifiCorp’s future qualifying electric generation activities and cannot be estimated at this time.

FIN 47

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective at the end of the fiscal year ending after December 15, 2005. PacifiCorp is currently evaluating the impact of adopting FIN 47 on its consolidated financial position and results of operations.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes (“APB No. 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement that does not include specific transition provisions. Retrospective application is required to prior periods’ financial statements of changes in accounting principle and must be limited to the direct effects of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual periods presented, the new accounting principle shall be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, and a corresponding adjustment shall be made to the opening balance of retained earnings for that period. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate are carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made on or after April 1, 2006.

EITF No. 04-6

In March 2005, the Emerging Issues Task Force (the “EITF”) issued EITF No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF No. 04-6”). EITF No. 04-6 requires that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF No. 04-6 will be effective as of April 1, 2006. As the guidance presented in EITF No. 04-6 is consistent with PacifiCorp’s current accounting practice, its adoption is not expected to have a material impact on PacifiCorp’s consolidated financial position or results of operations.

FSP SFAS No. 115-1

In July 2005, the EITF decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF No.03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”), and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value (“EITF D-44”). The final FSP (re-titled FSP SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF No. 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Non-current Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP SFAS No. 115-1 will codify the guidance set forth in EITF D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if it has not made a decision to sell.

If enacted, FSP SFAS No. 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005. The adoption of the measurement and recognition guidance of FSP SFAS No. 115-1, if implemented in its present form, is not anticipated to have a material impact on PacifiCorp’s consolidated financial position or results of operations.

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

Regulatory assets include the following:

(Millions of dollars)	June 30, 2005	March 31, 2005

Deferred income taxes	$492.9	$499.9
Minimum pension liability	280.7	280.7
Unamortized issuance costs on retired debt	33.1	34.6
Demand-side resource costs	22.4	25.5
Transition plan - retirement and severance	21.6	24.9
Various other costs	90.4	107.2

Subtotal	941.1	972.8
Derivative contracts (a)	116.1	170.0

Total	$1,057.2	$1,142.8

(a)	Represents the fair market value of the current and non-current derivative contracts that are specifically recoverable through rates.

Regulatory liabilities include the following:

(Millions of dollars)	June 30, 2005	March 31, 2005

Asset retirement removal costs (a)	$701.3	$692.1
Bonneville Power Administration Regional Exchange Program	19.5	12.6
Deferred income taxes	43.5	44.4
Various other costs	52.8	56.9

Total	$817.1	$806.0

(a)	Represents removal costs recovered in rates.

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

Note 3 - Derivative Instruments

PacifiCorp’s derivative instruments are recorded on the Condensed Consolidated Balance Sheets as assets or liabilities measured at estimated fair value, unless they qualify for certain exemptions permitted under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Changes in fair value of PacifiCorp’s recorded derivative contracts are recognized immediately in the Condensed Consolidated Statements of Income and Retained Earnings, except for contracts that have received regulatory approval for recovery in retail rates. Such changes in fair value are deferred as regulatory assets or liabilities until realized. Unrealized and realized gains and losses from all derivative contracts held for trading purposes, including those where physical delivery is required, are recorded net. Realized gains and losses from derivative contracts not held for trading purposes are recorded gross unless the contracts do not result in physical delivery.

The following table summarizes the changes in fair value of PacifiCorp’s derivative contracts executed for balancing system resources and load obligations (non-trading) and for taking advantage of arbitrage opportunities (trading) for the three months ended June 30, 2005, and the portion of those amounts that has been recognized as a regulatory net asset (liability) because the contracts are receiving recovery in retail rates.

(Millions of dollars)	Net Asset (Liability)		Regulatory Net Asset (Liability) (b)

	Trading	Non-trading

Fair value of contracts outstanding at March 31, 2005	$0.2	$(154.4)	$170.0
Contracts realized or otherwise settled during the period	(0.1)	(16.4)	26.7
Other changes in fair values (a)	—	82.6	(80.6)

Fair value of contracts outstanding at June 30, 2005	$0.1	$(88.2)	$116.1

(a)	Other changes in fair values include the effects of changes in market prices, inflation rates and interest rates, including those based on models, on new and existing contracts.
(b)	Contracts that have received state commission approval for regulatory recovery through retail rates are included as a regulatory net asset (liability).

The following table summarizes the amount of the unrealized gains and (losses) included within the Condensed Consolidated Statements of Income and Retained Earnings associated with changes in fair value of PacifiCorp’s derivative contracts.

	Three Months Ended June 30,

(Millions of dollars)	2005	2004

Revenues:
Wholesale sales and other	$68.5	$(31.4)
Operating expenses:
Energy costs	(54.7)	26.4
Operations and maintenance	(1.6)	—

Total unrealized gain (loss) on derivative contracts	$12.2	$(5.0)

Weather derivatives - PacifiCorp estimates and records an asset or liability corresponding to the total expected future cash flow from its non-exchange traded weather derivatives in accordance with EITF No. 99-2, Accounting for Weather Derivatives. The net (liability) asset recorded for these contracts was $(1.7) million at June 30, 2005 and $20.3 million at March 31, 2005. PacifiCorp recognized a loss on these contracts of $12.2 million for the three months ended June 30, 2005 and a gain on these contracts of $3.9 million for the three months ended June 30, 2004.

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

The following tables detail PacifiCorp’s transactions and balances with unconsolidated related parties:

(Millions of dollars)	June 30, 2005	March 31, 2005

Amounts due from affiliated entities:
SPUK (a)	$0.8	$0.3
PHI and its subsidiaries (b)	22.1	36.2

	$22.9	$36.5

Prepayments to affiliated entities:
PHI and its subsidiaries (c)	$1.0	$1.5
DIIL (f)	3.9	—

	$4.9	$1.5

Amounts due to affiliated entities:
SPUK (d)	$4.3	$3.9
DIIL (f)	0.5	—

	$4.8	$3.9

Deposits received from affiliated entities:
PHI and its subsidiaries (e)	$0.3	$0.3

	Three Months Ended June 30,

(Millions of dollars)	2005	2004

Revenues from affiliated entities:
PHI and its subsidiaries (e)	$1.3	$2.2

Expenses incurred from affiliated entities:
SPUK (d)	$5.1	$6.6
PHI and its subsidiaries (c)	4.5	4.2
DIIL (f)	1.8	—

	$11.4	$10.8

Expenses recharged to affiliated entities:
SPUK (a)	$1.0	$0.6
PHI and its subsidiaries (b)	3.1	2.1

	$4.1	$2.7

(a)

These expenses and receivables primarily represent amounts allocated to Scottish Power UK plc (“SPUK”), an indirect subsidiary of ScottishPower, by PacifiCorp for administrative services provided under ScottishPower’s affiliated interest cross-charge policy. PacifiCorp also recharged to SPUK payroll costs and related benefits of PacifiCorp employees working on international assignment in the United Kingdom during the three months ended June 30, 2005 and 2004.

(b)

Amounts shown pertain to activities of PacifiCorp with PHI and its subsidiaries. Expenses recharged reflect costs for support services to PHI and its subsidiaries and include the current portion of taxes receivable from PHI of $8.1 million at June 30, 2005 and $33.8 million at March 31, 2005, which was applied to PacifiCorp’s tax liability for the three months ended June 30, 2005. PHI is the tax-paying entity for PacifiCorp.

(c)

These expenses primarily relate to operating lease payments for the West Valley facility, located in Utah and owned by West Valley Leasing Company, LLC (“West Valley”). West Valley is a subsidiary of PPM Energy, Inc. (“PPM”), which is a direct subsidiary of PHI. Certain costs associated with the West Valley lease are prepaid on an annual basis. Lease expense for the West Valley facility for the three months ended June 30, 2005 and 2004 was $4.2 million.

(d)

These expenses and liabilities primarily represent amounts allocated to PacifiCorp by SPUK for administrative services received under the cross-charge policy. Cross-charges from SPUK to PacifiCorp amounted to $5.0 million for the three months ended June 30, 2005, compared to $3.6 million for the three months ended June 30, 2004, and were recorded in Operations and maintenance expense. SPUK also recharged PacifiCorp for payroll costs and related benefits of SPUK employees working on international assignments in the United States for the three months ended June 30, 2005 and 2004.

(e)

These revenues and the associated deposit relate to wheeling services billed to PPM. PacifiCorp provides these services to PPM pursuant to PacifiCorp’s FERC-approved open access transmission tariff, which requires PacifiCorp to make transmission services available on a non-discriminatory basis to all interested parties.

(f)

PacifiCorp began participating in a captive insurance program provided by Dornoch International Insurance Limited (“DIIL”), an indirect wholly owned consolidated subsidiary of ScottishPower, in May 2005. DIIL covers all or significant portions of the property damage and liability insurance deductibles in many of PacifiCorp’s current policies, as well as overhead distribution and transmission line property damage. PacifiCorp has no equity interest in DIIL and has no obligation to contribute equity or loan funds to DIIL. Premium amounts are established to cover loss claims, administrative expenses and appropriate reserves, but otherwise DIIL is not operated to generate profits. Certain costs associated with the captive insurance program are prepaid.

Note 5 - Financing Arrangements

On June 13, 2005, PacifiCorp issued $300.0 million of its 5.25% Series of First Mortgage Bonds due June 15, 2035. PacifiCorp used the proceeds for the reduction of short-term debt, including the short-term debt used in December 2004 to redeem its 8.625% Series of First Mortgage Bonds due December 13, 2024 totaling $20.0 million.

PacifiCorp entered into two new standby letters of credit totaling $31.7 million during the three months ended June 30, 2005.

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

Litigation

In May 2004, PacifiCorp was served with a complaint filed in the United States District Court for the District of Oregon by the Klamath Tribes of Oregon, individual Klamath Tribal members and the Klamath Claims Committee. The complaint generally alleges that PacifiCorp and its predecessors affected the Klamath Tribes’ federal treaty rights to fish for salmon in the headwaters of the Klamath River in southern Oregon by building dams that blocked the passage of salmon upstream to the headwaters beginning in 1911. In September 2004, the Klamath Tribes filed their first amended complaint adding claims of damage to their treaty rights to fish for sucker and steelhead in the headwaters of the Klamath River. The complaint seeks in excess of $1.0 billion in compensatory and punitive damages. In February 2005, PacifiCorp filed a motion for summary judgment seeking dismissal of the Klamath Tribes’ claims as untimely under the applicable statute of limitations. In April 2005, the magistrate judge issued an opinion recommending that PacifiCorp’s motion for summary judgment be granted and the case be dismissed as untimely. In July 2005, the District Court issued a judgment dismissing the case. The judgment is subject to appeal. PacifiCorp believes the outcome of this proceeding will not have a material impact on its consolidated financial position, results of operations or liquidity.

From time to time, PacifiCorp is also a party to various other legal claims, actions, complaints and disputes, certain of which involve material amounts. PacifiCorp has recorded $13.3 million in reserves related to various outstanding legal actions and disputes, excluding those discussed below. PacifiCorp currently believes that disposition of these matters will not have a material adverse effect on PacifiCorp’s consolidated financial position, results of operations or liquidity.

Environmental Issues

PacifiCorp is subject to numerous environmental laws, including the Federal Clean Air Act and various state air quality laws; the Endangered Species Act, particularly as it relates to certain endangered species of fish; the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act, and similar state laws relating to water quality. These laws could potentially impact future operations. Contingencies identified at June 30, 2005, principally consist of air quality matters. Pending or proposed air regulations will require PacifiCorp to reduce its electricity plant emissions of sulfur dioxide, nitrogen oxides and other pollutants below current levels. These reductions will be required to address regional haze programs, mercury emissions regulations and possible re-interpretations and changes to the federal Clean Air Act. Also, similar to many other coal-burning utilities, PacifiCorp has received information requests from the EPA related to PacifiCorp’s compliance with the New Source Review provisions of the Clean Air Act, which has resulted in some discussions with the EPA and state regulatory authorities. In the future, PacifiCorp expects to incur significant costs to comply with various stricter air emissions requirements. These potential costs are expected to consist primarily of capital expenditures. PacifiCorp expects these costs would be included in rates and, as such, would not have a material adverse impact on PacifiCorp’s consolidated financial position or results of operations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 51 plants with an aggregate plant net capability of 1,155.4 MW. The FERC regulates 99.0% of the installed capacity through 18 individual licenses. Several of PacifiCorp’s hydroelectric projects are in some stage of relicensing under the Federal Power Act. Hydroelectric relicensing and the related environmental compliance requirements are subject to uncertainties. PacifiCorp expects that future costs relating to these matters may be significant and consist primarily of additional relicensing costs, operations and maintenance expense and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp has accumulated approximately $62.4 million in costs as of June 30, 2005, for ongoing hydroelectric relicensing that are reflected in assets on the Condensed Consolidated Balance Sheet. PacifiCorp expects that these and future costs will be included in rates and, as such, will not have a material adverse impact on PacifiCorp’s consolidated financial position or results of operations.

The Bear River license issued by the FERC that was final in May 2004 included a requirement to evaluate decommissioning the 7.5 MW Cove plant and associated project features (the “Cove Development”). In July 2005, a settlement agreement to remove the Cove Development was signed by PacifiCorp, state and federal agencies, and non-governmental agencies. Decommissioning of the Cove Development is contingent upon receiving an amended FERC license and removal order that is not materially inconsistent with the settlement agreement and other regulatory approvals. The settlement agreement will be filed with the FERC in August 2005 as part of an application to amend the Bear River project license to provide for the removal of the Cove Development while continuing the operation of the other Bear River project plants. Decommissioning of the Cove Development is expected to be completed by the end of calendar 2006 for a total cost not to exceed $3.9 million, excluding inflation.

The new FERC license for the North Umpqua hydroelectric project is effective but not final. When the license for this project becomes final, PacifiCorp will be committed, over the 35-year life of the license, to fund approximately $48.9 million for environmental mitigation and enhancement projects. The present value of the portion of these obligations for which PacifiCorp is currently committed, net of costs incurred to date of $0.3 million, was $13.2 million at June 30, 2005. Additional liabilities amounting to $21.5 million, undiscounted, will be recognized when the license becomes final.

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

Northwest Refund Case - In June 2003, the FERC terminated its proceeding relating to the possibility of requiring refunds for wholesale spot-market bilateral sales in the Pacific Northwest between December 2000 and June 2001. The FERC concluded that ordering refunds would not be an appropriate resolution of the matter. In November 2003, the FERC issued its final order denying rehearing. Several market participants have filed petitions in the court of appeals for review of the FERC’s final order. Court briefs from interested parties were filed between January 2005 and April 2005. A decision from the court of appeals is not expected to have a significant impact on PacifiCorp’s consolidated financial position or results of operations.

Federal Power Act Section 206 Case - In June 2003, the FERC issued a final order denying PacifiCorp’s request for recovery of excessive prices charged under certain wholesale electricity purchases scheduled for delivery during summer 2002 and dismissing PacifiCorp’s complaints, under Section 206 of the Federal Power Act, against five wholesale electricity suppliers. In July 2003, PacifiCorp filed its request for rehearing of the FERC’s order, which request was granted in August 2003. The FERC issued its final order denying rehearing in November 2003. Also in November 2003, PacifiCorp filed a petition in the Ninth Circuit Court of Appeals for review of the FERC’s final order denying recovery. Court briefs from interested parties were filed by March 2005. Oral argument was held in July 2005. In August 2005, the Ninth Circuit Court of Appeals dismissed PacifiCorp’s appeal.

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

FERC Market Power Analysis - Pursuant to the FERC’s orders granting PacifiCorp authority to sell capacity and energy at market-based rates, PacifiCorp and certain of its affiliates are required to submit a joint market power analysis every three years. Under the FERC’s current policy, applicants must demonstrate that they do not possess market power in order to charge market-based rates for sales of wholesale energy and capacity in the applicants’ control areas. An analysis demonstrating an applicant’s passage of certain threshold screens for assessing generation market power establishes a rebuttable presumption that the applicant does not possess generation market power, while failure to pass any screen creates a rebuttable presumption that the applicant has generation market power. In February 2005, PacifiCorp submitted a joint triennial market power analysis in compliance with the FERC’s requirements. The analysis indicated that PacifiCorp failed to pass one of the generation market power screens in PacifiCorp’s eastern control area and in Idaho Power Company’s control area. In May 2005, the FERC issued an order instituting a proceeding pursuant to Section 206 of the Federal Power Act to determine whether PacifiCorp may continue to charge market-based rates for sales of wholesale energy and capacity in its east control area. Under the terms of the order, PacifiCorp and its affiliated co-applicants were required to submit additional information and analysis to the FERC within 60 days to rebut the presumption that PacifiCorp has generation market power. In June and July 2005, PacifiCorp filed additional analysis in response to the FERC’s May 2005 order. If the FERC ultimately finds that PacifiCorp has market power, PacifiCorp will be required to implement measures to mitigate any exercise of market power, which may result in decreased wholesale sales and/or increased operating expenses. PacifiCorp believes the outcome of this proceeding will not have a material impact on its consolidated financial position or results of operations.

Note 7 – Common Shareholder’s Equity

On June 30, 2005, PacifiCorp received a capital contribution from its direct parent, PHI, of $125.0 million in cash. Proceeds are expected to be used to repay debt and for general corporate purposes.

Note 8 – Retirement Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Retirement Plans		Other Postretirement Benefits

(Millions of dollars)	2005	2004	2005	2004

Service cost	$7.7	$6.5	$2.2	$2.1
Interest cost	18.6	18.4	7.6	7.7
Expected return on plan assets (a)	(19.2)	(19.4)	(6.6)	(6.6)
Amortization of unrecognized net obligation	2.1	2.1	3.1	3.1
Amortization of unrecognized prior service cost	0.3	0.4	0.5	—
Amortization of unrecognized loss	5.4	2.1	0.7	0.2

Net periodic benefit cost	$14.9	$10.1	$7.5	$6.5

(a)

For the retirement plans, the market-related value of plan assets used, among other factors, to determine expected return on plan assets is calculated by spreading the difference between expected and actual investment returns over a five-year period beginning in the first year in which they occur.

Employer Contributions

As discussed in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005, PacifiCorp expects to contribute $70.1 million to its retirement plans and $29.9 million to its other postretirement benefit plans during the year ending March 31, 2006. PacifiCorp contributed $60.9 million to its retirement plans during the three months ended June 30, 2005. No contributions were made to the other postretirement benefit plans during such period.

Note 9 - Income Taxes

PacifiCorp uses an estimated annual effective tax rate for computing the provision for income taxes on an interim basis.

PacifiCorp accrued federal and state income tax expense of $31.9 million for the three months ended June 30, 2005, and $22.0 million for the three months ended June 30, 2004.

The difference between taxes calculated as if the United States federal statutory tax rate of 35.0% was applied to income from operations before income taxes and the recorded tax expense is reconciled as follows:

	Three Months Ended June 30,

	2005	2004

Federal statutory rate	35.0%	35.0%
State taxes, net of federal benefit	3.2	3.2
Effect of regulatory treatment of depreciation differences	6.3	3.4
Tax reserves (a)	2.0	(8.4)
Tax credits	(2.9)	(3.1)
Other	(2.9)	0.1

Effective income tax rate	40.7%	30.2%

(a)

PacifiCorp has established, and periodically reviews, an estimated contingent tax reserve on its Condensed Consolidated Balance Sheets to provide for the possibility of adverse outcomes in tax proceedings. The current year accruals are primarily attributable to new issues identified in the examination of tax years 2001 through 2003. The tax contingency reserve release in fiscal 2005 was primarily attributable to an audit settlement with the Oregon Department of Revenue for tax years 1991 through 1999.

The Internal Revenue Service started its examination of the 2001 through 2003 tax years in October 2004. PacifiCorp anticipates that final settlement and payment on settled issues and other unresolved issues related to the federal income tax returns through March 31, 2003, will not have a material adverse impact on its consolidated financial position or results of operations.

Note 10 - Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,

(Millions of dollars)	2005	2004

Net income	$46.4	$50.9
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of tax of $(0.4)/2005 and 2004	(0.7)	(0.6)

Total comprehensive income	$45.7	$50.3

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

Note 12 - Subsequent Events

On July 14, 2005, PacifiCorp’s Board of Directors declared a dividend on common stock of $0.163 per share totaling $52.7 million and payable on August 25, 2005 on common stock outstanding as of August 1, 2005.

On July 21, 2005, PacifiCorp issued 11,737,090 shares of its common stock to its direct parent, PHI, in consideration of the capital contribution of $125.0 million in cash made by PHI on June 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and its subsidiaries as of June 30, 2005 and the related condensed consolidated statements of income and retained earnings for each of the three month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the three month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of PacifiCorp’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of March 31, 2005, and the related consolidated statements of income, changes in common shareholder’s equity and of cash flows for the year then ended (not presented herein), and in our report dated May 27, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Portland, Oregon

August 11, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

PacifiCorp is a regulated electricity company serving approximately 1.6 million residential, commercial and industrial customers in service territories aggregating approximately 136,000 square miles in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. The regulatory commissions in each state approve rates for retail electric sales within their respective states. PacifiCorp also sells electricity on the wholesale market to public and private utilities, energy marketing companies and incorporated municipalities. Wholesale activities are regulated by the Federal Energy Regulatory Commission (“FERC”). PacifiCorp owns, or has interests in, 69 thermal, hydroelectric and wind generating plants with an aggregate nameplate rating of 8,718.4 megawatts (“MW”) and plant net capability of 8,261.4 MW. The FERC and the six state regulatory commissions also have authority over the construction and operation of PacifiCorp’s electric facilities. PacifiCorp delivers electricity through 58,360 miles of distribution lines and 15,530 miles of transmission lines.

Sale of PacifiCorp

On May 23, 2005, Scottish Power plc (“ScottishPower”) and PacifiCorp Holdings, Inc. (“PHI”), PacifiCorp’s direct parent, executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) providing for the sale of all PacifiCorp common to MidAmerican Energy Holdings Company (“MidAmerican”) for a value of approximately $9.4 billion, consisting of approximately $5.1 billion in cash plus approximately $4.3 billion in net debt and preferred stock, which will remain outstanding at PacifiCorp. MidAmerican is based in Des Moines, Iowa, and is a privately owned global provider of energy services. Through its energy-related business platforms - CalEnergy, CE Electric UK, Kern River Gas Transmission Company, Northern Natural Gas Company and MidAmerican Energy Company - MidAmerican provides electric and natural gas services to 5 million customers worldwide.

The closing of the sale of PacifiCorp is subject to a number of conditions, including ScottishPower shareholder consent and regulatory notification and/or approvals from the FERC, the Department of Justice or the Federal Trade Commission, the Federal Communications Commission, the Nuclear Regulatory Commission and the public utility commissions in the states of Utah, Oregon, Wyoming, Washington, Idaho and California, as well as consents under existing third-party agreements. ScottishPower shareholders approved the sale on July 22, 2005. The comprehensive federal energy legislation, known as the Energy Policy Act of 2005, approved by the U.S. Congress and signed into law by President Bush on August 8, 2005, includes a provision repealing the Public Utility Holding Company Act of 1935. The repeal will take effect prior to the expected closing of the sale of PacifiCorp; as a result, approval of the transaction by the Securities and Exchange Commission (the “SEC”) will not be required. See “Part II. Other Information – Regulation” for more information on the new federal energy act.

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

Although PacifiCorp intends to, and the Stock Purchase Agreement requires ScottishPower to cause PacifiCorp to, operate its business in the normal course pending the sale of PacifiCorp to MidAmerican, some of the agreements and restrictions in the Stock Purchase Agreement may affect how PacifiCorp manages its affairs. PacifiCorp also intends to pursue general rate increase requests as currently planned; however, management is unable to predict the impact, if any, of the proposed sale and the process of obtaining state regulatory approvals on the pending general rate increase requests and any future regulatory filings.

While the sale of PacifiCorp is pending and the Stock Purchase Agreement is in effect, ScottishPower and PHI have agreed to make common equity contributions to PacifiCorp of $125.0 million at the end of each quarter in fiscal 2006 and $131.25 million at the end of each quarter in fiscal 2007. If the sale is completed, MidAmerican will refund to PHI the amount of required fiscal 2007 common equity contributions as an increase to the purchase price. On June 30, 2005, PHI made its first quarterly common equity contribution of $125.0 million required by the Stock Purchase Agreement.

Until completion of the sale (or termination of the Stock Purchase Agreement), a joint executive committee with an equal number of representatives from ScottishPower and MidAmerican is facilitating the transactions contemplated in the Stock Purchase Agreement (including the process of obtaining required consents and approvals), integration planning and strategic development and will develop recommendations concerning the structure and the general operation of PacifiCorp prior to the closing. If ScottishPower completes the sale of PacifiCorp, MidAmerican will cause the election of its own nominees as directors of PacifiCorp and influence the management and policies of PacifiCorp following the sale.

The Stock Purchase Agreement may be terminated prior to completion by mutual agreement of MidAmerican and ScottishPower or otherwise in specified circumstances, including (i) material breach of the representations, warranties or covenants of the parties and (ii) the sale not being completed by May 23, 2006; however, if federal or state approvals have not been obtained but all other conditions have been fulfilled or are capable of being fulfilled as of May 23, 2006, either ScottishPower or MidAmerican may elect to extend the term of the Stock Purchase Agreement until February 17, 2007. In addition, MidAmerican may terminate the Stock Purchase Agreement if ScottishPower’s board withdraws or adversely modifies its recommendation of the sale.

On July 15, 2005, MidAmerican and PacifiCorp filed applications with the public utility commissions in the six states where PacifiCorp has retail customers seeking approval of MidAmerican’s acquisition of PacifiCorp. The applications propose a number of regulatory commitments by MidAmerican and PacifiCorp upon which approval of the transaction would be conditioned, including expected financial benefits in the form of reduced corporate overhead and financing costs, certain mid- to long-term capital and other expenditures of significant amounts and a commitment not to seek utility rate increases attributable solely to the change in ownership. The capital and other expenditures proposed by MidAmerican and PacifiCorp include:

•

Approximately $812.0 million in investments (to be made over several years following the sale) in emissions reduction technology for PacifiCorp’s existing coal plants, which, when coupled with the use of reduced emissions technology for anticipated new coal-fueled generation, is expected to result in significant reductions in emissions rates of sulfur dioxide, nitrogen oxide and mercury and to avoid an increase in the carbon dioxide emissions rate; and

•

Approximately $519.5 million in investments (to be made over several years following the sale) in PacifiCorp’s transmission and distribution system that would enhance reliability, facilitate the receipt of renewable resources and enable further system optimization.

The commitments proposed in the state regulatory filings are subject to the commissions’ approval of the sale to MidAmerican. While certain of the identified capital expenditures might be incurred even if the transaction is not approved, PacifiCorp has not committed to make these specific expenditures regardless of the transaction’s regulatory outcome. If the sale is not approved, the amount, nature and timing of capital expenditures could differ significantly from the commitments proposed to state regulatory authorities.

As described in PacifiCorp’s testimony, PacifiCorp also expects that annual capital expenditures of at least $1.0 billion will be required for at least the next five years, including the investments described above, and PacifiCorp expects to seek recovery of these costs in retail rates in the future. This level of spending is dependent upon the availability of funding at reasonable terms and conditions. If market conditions are not favorable it may be necessary to postpone certain planned capital expenditures or take other actions.

In addition to the state regulatory filings, MidAmerican, PacifiCorp and ScottishPower have submitted applications for approval of PacifiCorp’s sale to the FERC, the Department of Justice and the Federal Trade Commission, and the Nuclear Regulatory Commission.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this report are forward-looking. When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, the words “will,” “may,” “could,” “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements included in this report relate to, among other matters, the effect on PacifiCorp of the following: the effect of the terms of the Stock Purchase Agreement for the sale of PacifiCorp and the completion of the sale; potential adjustment of regulatory rates to cover costs; growth of retail customers and demand; the impact of new accounting standards or accounting policy changes; the outcome of litigation or regulatory proceedings; environmental laws; capital expenditure levels; results from the construction or repair of generating facilities; hydroelectric relicensing; electricity outages; retirement plan contributions; outcome of tax proceedings; sufficiency of PacifiCorp’s available funds to meet its liquidity needs and future financing; off-balance sheet arrangements; the effect of risk management measures, including use of financial derivatives to manage and mitigate interest rate exposure; and the efficiency and effectiveness of PacifiCorp’s resource and fuel procurement. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. There can be no assurance the results predicted will be realized. Actual results may vary from those represented by the forecasts, and those variations may be material. The following are among the factors that could cause actual results to differ materially from the forward-looking statements:

•

The effect of the Stock Purchase Agreement for the sale of PacifiCorp, including the consummation of the sale, potential obligations arising out of approval of the sale by regulatory bodies or the termination of the Stock Purchase Agreement;

•	The outcome of general rate cases and other proceedings conducted by regulatory commissions;
•

Changes in prices and availability (for both purchases and sales) of wholesale electricity, natural gas and other fuel sources and other changes in operating costs that could affect PacifiCorp’s cost recovery;

•

Changes in regulatory requirements or other legislation, including the recently enacted Energy Policy Act of 2005, legislation limiting the ability of public utilities to recover income tax expense in retail rates, industry restructuring and deregulation initiatives;

•	Industrial, commercial and residential customer growth and demographic patterns in PacifiCorp’s service territories;
•	Economic trends that could impact electricity usage;
•	Choice of alternative suppliers by customers;
•	Changes in weather conditions and other natural events that could affect customer demand or electricity supply;
•	A high degree of variance between actual and forecasted load and prices that could impact the hedging strategy and costs to balance electricity load and supply;
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

•	The impact of new accounting pronouncements on financial position and results of operations;
•	The impact of interest rates and investment performance on pension and post-retirement expense;

•	The impact of the newly formed Regional Transmission Entity, or the formation of any similar organization;
•

Timely and appropriate completion of PacifiCorp’s resource procurement process; unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund resource projects and other factors that could affect future generation plants and infrastructure additions; and

•	The risks discussed in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005, and its other reports filed with the SEC.

Any forward-looking statements issued by PacifiCorp should be considered in light of these factors. PacifiCorp does not intend to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if PacifiCorp later becomes aware that these assumptions are not likely to be achieved.

Accounting Matters

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements. The estimates and assumptions may change as time passes and accounting guidance evolves. Management bases its estimates and assumptions on historical experience and on other various judgments that it believes are reasonable at the time of application. Changes in these estimates and assumptions could have a material impact on the Condensed Consolidated Financial Statements. If estimates and assumptions are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Critical accounting policies, in addition to certain less significant accounting policies, are discussed with senior members of management and PacifiCorp’s Board of Directors, as appropriate. Those policies that management considers critical are Derivatives, Pensions and Other Postretirement Benefits, Regulation, Unbilled Revenues, Contingencies and Asset Retirement Obligations, and are described in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For new accounting standards, see “Part I – Item 1. Financial Statements – Note 1 – Basis of Presentation and Summary of Significant Accounting Policies,” which are incorporated by reference into this Item 2.

RESULTS OF OPERATIONS

Overview

PacifiCorp’s earnings on common stock for the three months ended June 30, 2005 was $45.9 million, as compared to $50.4 million for the three months ended June 30, 2004. Significant factors affecting results for the three months ended June 30, 2005 included higher retail revenues and improved profitability due to higher thermal and hydroelectric generation and net unrealized gains on contracts recorded at fair value, offset by increased Operations and maintenance expenses and higher income tax expense.

PacifiCorp’s total revenues for the three months ended June 30, 2005 increased by $131.3 million as compared to the prior year period. Retail revenues increased by $8.2 million, or 1.3%, primarily as a result of higher regulatory rates and customer growth, partially offset by a reduction in usage by irrigation and business customers. Wholesale sales and other increased by $123.1 million, or 108.2%, primarily due to the impact of favorable market price movements on wholesale sales contracts recorded at fair value.

Energy costs increased by $98.1 million, or 38.6%, primarily due to the impact of unfavorable market price movements on energy purchase contracts recorded at fair value. These increases were partially offset by decreases in short-term purchases due to higher thermal and hydroelectric generation. Output from PacifiCorp’s thermal plants increased by 352,709 megawatt-hours (“MWh”), or 3.3%, as compared to the prior year. Output from PacifiCorp-owned hydroelectric facilities increased by 177,630 MWh, or 20.4%, as compared to the prior year period. This increase was primarily attributable to improved water conditions in the current year period compared to unusually dry conditions in the prior year period.

Significant Regulatory Outcomes

PacifiCorp pursues a regulatory program in all states, with the objective of keeping rates closely aligned to ongoing costs. See “Part II. Other Information – Information Regarding Recent Regulatory Developments” for details on the state regulatory issues and pending rate case filings.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues

	Three Months Ended June 30,		Favorable/(Unfavorable)

(Millions of dollars)	2005	2004	$ Change	% Change

Retail	$642.2	$634.0	$8.2	1.3%
Wholesale sales and other	236.9	113.8	123.1	108.2

Total revenues	$879.1	$747.8	$131.3	17.6

Retail energy sales (thousands of mwh)	11,533	11,694	(161)	(1.4)
Average retail usage (kWh)	7,172	7,434	(262)	(3.5)
Total average retail customers (in thousands)	1,608	1,573	35	2.2

Retail increased $8.2 million, or 1.3%, primarily due to:

•	$17.9 million of increases from higher prices approved by regulators; and
•	$9.6 million of increases relating to growth in the number of customers; partially offset by,
•	$19.3 million of decreases from lower irrigation and business electricity usage.

Wholesale sales and other increased $123.1 million, or 108.2%, primarily due to:

•

$99.9 million of increases from unrealized gains from short- and long-term energy sales contracts recorded at fair value in the three months ended June 30, 2005, primarily due to favorable movements in market prices;

•	$23.5 million of increases due to higher electricity prices on realized short- and long-term wholesale sales transactions; and
•	$16.0 million of increases due to contracts that did not physically settle being recorded on a net basis; and
•	$5.1 million of increases due to higher revenues related to regulatory asset recovery; partially offset by,
•	$26.1 million of decreases in energy volumes delivered pursuant to short- and long-term contracts, primarily due to contract expirations.

Operating Expenses

	Three Months Ended June 30,		Favorable/(Unfavorable)

(Millions of dollars)	2005	2004	$ Change	% Change

Energy costs	$352.4	$254.3	$(98.1)	(38.6)%
Operations and maintenance	257.7	232.1	(25.6)	(11.0)
Depreciation and amortization	110.9	107.6	(3.3)	(3.1)
Taxes, other than income taxes	24.5	23.9	(0.6)	(2.5)

Total operating expenses	$745.5	$617.9	$(127.6)	(20.7)

Energy costs increased $98.1 million, or 38.6%, primarily due to:

•	$81.1 million of increases from unrealized losses from short- and long-term energy purchase contracts recorded at fair value, primarily due to unfavorable movements in market prices;
•	$16.1 million of increases related to unfavorable changes in fair value on weather derivative contracts compared to the prior year;
•	$16.0 million of increases due to contracts that did not physically settle being recorded on a net basis;
•	$12.3 million of increases from higher realized electricity prices on electricity purchases as a result of higher market prices; and

•	$6.0 million of increases relating to higher fuel supply volumes due mainly to an increase in thermal generation; partially offset by,
•	$34.9 million of decreases as a result of lower volumes, primarily due to short-term market purchases resulting from higher thermal and hydroelectric generation.

Operations and maintenance expense increased $25.6 million, or 11.0%, primarily due to:

•	$20.4 million of increases in employee salary expense and other direct employee expenses, primarily due to higher benefit and pension costs; and
•	$6.1 million of increases in materials and supplies utilized in plant overhaul activities.

Depreciation and amortization expense increased $3.3 million, or 3.1%, primarily due to:

•	$3.5 million of increases in depreciation expense due to higher plant in service.

Interest and Other (Income) Expense

	Three Months Ended June 30,		Favorable/(Unfavorable)

(Millions of dollars)	2005	2004	$ Change	% Change

Interest expense	$69.3	$65.5	$(3.8)	(5.8)%
Interest income	(2.7)	(2.8)	(0.1)	(3.6)
Interest capitalized	(7.0)	(3.7)	3.3	89.2
Minority interest and other	(4.3)	(2.0)	2.3	115.0

Total	$55.3	$57.0	$1.7	3.0

Interest expense increased $3.8 million, or 5.8%, primarily due to:

•	Higher average debt outstanding during the three months ended June 30, 2005.

Interest capitalized increased $3.3 million, or 89.2%, primarily due to:

•	Higher average construction work-in-progress balances that qualify for capitalized interest during the three months ended June 30, 2005.

Minority interest and other (income) expense changed $2.3 million, primarily due to:

•	Increases in gains on net investments for the three months ended June 30, 2005.

Income Tax Expense

Income tax expense increased $9.9 million, primarily due to:

•	Higher levels of income from operations before income tax expense for the three months ended June 30, 2005;
•

$7.8 million of increases due to $1.6 million of additional tax contingency reserves in the current year as a result of new issues identified in the examination of tax years 2001 through 2003, compared to $6.2 million of tax contingency reserve releases in the prior year primarily attributable to an audit settlement with the Oregon Department of Revenue for tax years 1991 though 1999; and

•	$2.7 million of increases from the tax effect of regulatory treatment of book and tax depreciation differences.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

PacifiCorp depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities, including additional long-term debt issuances, and also by issuance of common equity to PacifiCorp’s immediate corporate parent, PHI. Issuance of longer-term securities is influenced by levels of short-term debt, cash from operations, capital expenditures, market conditions, regulatory approvals and other considerations.

Operating Activities

Net cash flows provided by operating activities increased $109.2 million to $140.1 million for the three months ended June 30, 2005, compared to $30.9 million for the three months ended June 30, 2004, primarily due to: the impact of market prices and letter of credit arrangements on margin deposits; the impact of improved plant availability and changes in the level of wholesale sales and purchase activity on net power costs receivable and payable; the impact of changes in volumes and prices on receivables from retail customers; and the timing of cash collections and payments.

Investing Activities

Capital spending totaled $230.6 million for the three months ended June 30, 2005, compared to $166.9 million for the three months ended June 30, 2004. Capital spending continues to increase, primarily due to construction of the Currant Creek and Lake Side Power Plants, as well as capital projects at other thermal and hydroelectric facilities.

Financing Activities

Short-Term Debt

PacifiCorp’s short-term debt decreased by $154.2 million during the three months ended June 30, 2005, primarily due to proceeds from long-term debt financing during the period, partially offset by capital expenditures in excess of net cash from operations.

Revolving Credit and Other Financing Agreements

PacifiCorp’s short-term borrowings and certain other financing arrangements are supported by an $800.0 million committed bank revolving credit agreement with a May 28, 2007 termination date. The interest on advances under this facility is generally based on the London Interbank Offered Rate (LIBOR) plus a margin that varies based on PacifiCorp’s credit ratings. As of June 30, 2005, this facility was fully available and there were no borrowings outstanding. In addition to this committed credit facility, at June 30, 2005, PacifiCorp had $152.4 million in money market accounts included in Cash and cash equivalents available to meet its liquidity needs. Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt, of which $314.6 million was outstanding at June 30, 2005, at a weighted average rate of 3.2%.

At June 30, 2005, PacifiCorp had $517.8 million of standby letters of credit and standby bond purchase agreements available to provide credit enhancement and liquidity support for variable-rate pollution-control revenue bond obligations. These committed bank arrangements expire periodically through the year ending March 31, 2010. PacifiCorp entered into two new standby letters of credit totaling $31.7 million during the three months ended June 30, 2005. This included a $30.0 million letter of credit used to replace cash collateral that had been required under the terms of wholesale energy arrangements.

PacifiCorp’s revolving credit agreement contains customary covenants and default provisions, including a covenant not to exceed a specified debt-to-capitalization ratio of 60.0%. PacifiCorp monitors these covenants on a regular basis to ensure that events of default will not occur. As of June 30, 2005, PacifiCorp was in compliance with the covenants of its revolving credit agreement, which also apply to its letters of credit.

Long-Term Debt

On June 13, 2005, PacifiCorp issued $300.0 million of its 5.25% Series of First Mortgage Bonds due June 15, 2035. PacifiCorp used the proceeds for the reduction of short-term debt, including the short-term debt used in December 2004 to redeem its 8.625% Series of First Mortgage Bonds due December 13, 2024 totaling $20.0 million. For the three months ended June 30, 2005, PacifiCorp made scheduled long-term debt repayments of $150.0 million.

Preferred Stock Redemptions

PacifiCorp redeemed $7.5 million of Preferred stock subject to mandatory and optional redemption during each of the three months ended June 30, 2005 and 2004.

Common Stock

On July 21, 2005, PacifiCorp issued 11,737,090 shares of common stock to PHI in consideration of the capital contribution of $125.0 million in cash made by PHI on June 30, 2005. PacifiCorp intends to use the proceeds from the sale of the shares to repay debt and for general corporate purposes.

Dividends

During the three months ended June 30, 2005, PacifiCorp had the following dividend activity:

•	$50.8 million declared and paid on common stock; and
•	$1.4 million declared, which includes $0.9 million of interest expense and $1.6 million paid on Preferred stock and Preferred stock subject to mandatory redemption.

During the three months ended June 30, 2004, PacifiCorp had the following dividend activity:

•	$48.3 million declared and paid on common stock; and
•	$1.5 million declared and $1.7 million paid on Preferred stock and Preferred stock subject to mandatory redemption.

Cautionary Statement

If market conditions warrant, PacifiCorp may seek to issue long-term debt to more permanently fund its liquidity requirements or to refinance short-term or maturing long-term debt. However, management expects existing funds and cash generated from operations, together with additional equity contributions from PHI required by the Stock Purchase Agreement and availability under the committed credit facilities, to be sufficient to fund liquidity requirements for the next 12 months. Continued availability under committed credit facilities depends upon PacifiCorp’s obtaining appropriate amendments or waivers under certain of its financing agreements. If these amendments or waivers cannot be obtained or replacement facilities arranged, the sale of all of PacifiCorp’s common stock by PHI to MidAmerican would constitute an event of default under these agreements.

Future Uses of Cash

Dividends

On July 14, 2005, PacifiCorp’s Board of Directors declared a dividend on common stock of $0.163 per share, totaling $52.7 million and payable on August 25, 2005 on common stock outstanding as of August 1, 2005. Pursuant to the Stock Purchase Agreement for the sale of PacifiCorp, ScottishPower has agreed to cause PacifiCorp to not pay quarterly dividends to PHI in excess of $214.8 million in the aggregate during fiscal 2006 and $242.3 million in the aggregate during fiscal 2007. These restrictions will terminate upon either the close of the sale of PacifiCorp or the earlier termination of the Stock Purchase Agreement.

Contractual Obligations and Commercial Commitments

PacifiCorp enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. For an in-depth discussion of PacifiCorp’s contractual obligations and commercial commitments, see “Contractual Obligations and Commercial Commitments” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005.

Capital Expenditure Program

Capital expenditures are expected to be approximately $2.1 billion for the two-year period ending March 31, 2007, as reported in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005. However, actual expenditures over the two-year period may vary due to timing of capital projects and related expenditures, as well as changes in the scope of planned projects. PacifiCorp generally expects at least $1.0 billion per year in capital expenditures will be required for at least the next five years. This level of spending is dependent upon the availability of funding at reasonable terms and conditions. If market conditions are not favorable it may be necessary to postpone certain planned capital expenditures or take other actions.

Construction of the Currant Creek plant began in March 2004. The simple-cycle phase of the project was completed and placed in service during the three months ended June 30, 2005. The total plant is expected to cost approximately $350.0 million, which will be incurred from fiscal year 2004 through fiscal year 2007. Of this total expected amount, $283.7 million had been spent, of which $164.0 million was included in Property, plant and equipment, and $119.7 million was included in Construction work-in-progress, as of June 30, 2005. Recovery of PacifiCorp’s investment in the plant will be reviewed by all states PacifiCorp serves as part of ongoing and future general rate cases.

The development of the Lake Side plant began in May 2004 and its construction began in April 2005. The plant is expected to cost approximately $347.0 million, which will be incurred from fiscal year 2006 through fiscal year 2008. Of this total expected amount, $77.7 million had been spent, of which $19.0 million was included in Property, plant and equipment, and $58.7 million was included in Construction work-in-progress as of June 30, 2005. Recovery of PacifiCorp’s investment in the plant will be reviewed by all states PacifiCorp serves as part of future general rate cases.

Credit Ratings

PacifiCorp’s credit ratings at June 30, 2005, were as follows:

	Moody’s	Standard & Poor’s

Issuer/Corporate	Baa1	A-
Senior secured debt	A3	A-
Senior unsecured debt	Baa1	BBB+
Preferred stock	Baa3	BBB
Commercial paper	P-2	A-2
Outlook	Developing	Negative

Following the announcement of the proposed sale of PacifiCorp, Standard & Poor’s Ratings Services placed the corporate credit rating and securities ratings of PacifiCorp on credit watch with negative implications on May 25, 2005 and Moody’s Investors Service affirmed the issuer, debt and securities ratings of PacifiCorp and changed the rating outlook to developing from stable on May 26, 2005.

The ratings are subject to change or withdrawal at any time by the respective credit ratings services. Each credit rating should be evaluated independently of any other rating. For a further discussion of PacifiCorp’s credit ratings and their effect on PacifiCorp’s business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005.

Off-Balance Sheet Arrangements

PacifiCorp from time to time enters into arrangements in the normal course of business to facilitate commercial transactions with third parties that involve guarantee, indemnification or similar arrangements. PacifiCorp currently has indemnification obligations for breaches of warranties or covenants in connection with the sale of certain assets. In addition, PacifiCorp evaluates potential obligations that arise out of variable interests in unconsolidated entities, determined in accordance with revised FASB Interpretation No. 46, Consolidation of Variable-Interest Entities, an interpretation of Accounting Research Bulletin No. 51. PacifiCorp believes that the likelihood that it would be required to perform or otherwise incur any significant losses associated with any of these obligations is remote. See “Item 8. Financial Statements and Supplementary Data - Note 11 - Guarantees and other Commitments and Note 13 – Consolidation of Variable – Interest Entities” for more information on these obligations and arrangements in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005.

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

Credit Risk

Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with such counterparty.

PacifiCorp seeks to mitigate credit risk (and concentrations of credit risk) by applying specific eligibility criteria to prospective counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time. PacifiCorp continues to actively monitor the creditworthiness of those counterparties with whom it executes wholesale energy and natural gas purchase and sales transactions and uses a variety of risk mitigation techniques to limit its exposure where it believes appropriate. When PacifiCorp considers a new asset purchase, transaction or contractual arrangement, market liquidity and the ability to optimize the investment are main considerations. To mitigate exposure to the financial risks of wholesale counterparties, PacifiCorp has entered into netting and collateral agreements, including margining, guarantee, letters of credit and cash deposit arrangements. Counterparties may be assessed interest fees for delayed receipts. If required, collection rights are exercised, including calling on the counterparty’s credit support arrangement.

The following table represents PacifiCorp’s June 30, 2005, distribution of unsecured credit exposure, net of collateral, within its electricity and natural gas portfolio of purchase and sale contracts and takes into account contractual netting rights.

Distribution of Credit Exposure	% of Total

Investment grade - Externally rated	84.0%
Non-investment grade - Externally rated	0.4
Investment grade - Internally rated	2.9
Non-investment grade - Internally rated	12.7

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

The “Non-investment grade – Internally rated” component of PacifiCorp’s overall credit exposure continued to increase during the three months ended June 30, 2005, due to upward movement in forward electricity prices at certain points of delivery, which increased the market value of contracts with a small number of non-investment grade counterparties. These contracts support PacifiCorp’s Integrated Resource Plan, as well as Oregon’s electric energy restructuring legislation as it relates to renewable energy projects.

Interest Rate Risk

PacifiCorp is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt and commercial paper. PacifiCorp manages its interest rate exposure by maintaining a blend of fixed-rate and variable-rate debt and by monitoring the effects of market changes in interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by PacifiCorp’s pension plan assets, mining reclamation trust funds and cash balances. PacifiCorp’s principal sources of variable-rate debt are commercial paper and pollution-control revenue bonds remarketed on a periodic basis. Commercial paper is periodically refinanced with fixed-rate debt when needed and when interest rates are considered favorable. PacifiCorp may also enter into financial derivative instruments, including interest rate swaps, swaptions and United States Treasury lock agreements, to manage and mitigate interest rate exposure. PacifiCorp does not anticipate using financial derivatives as the principal means of managing interest rate exposure. PacifiCorp’s weighted-average cost of debt is recoverable in rates.

Increases or decreases in interest rates are reflected in PacifiCorp’s cost of debt calculation as rate cases are filed. Any adverse change to PacifiCorp’s credit rating could negatively impact PacifiCorp’s ability to borrow and the interest rates that are charged.

As of June 30, 2005, PacifiCorp had $856.3 million of variable-rate liabilities and $152.4 million of temporary cash investments. At June 30, 2005, PacifiCorp had no financial derivatives in effect relating to interest rate exposure.

Based on a sensitivity analysis as of June 30, 2005, for a one-year horizon, PacifiCorp estimated that if market interest rates average 1.0% higher (lower), interest expense, net of offsetting impacts in interest income, would increase (decrease) by $7.0 million. Comparatively, based on a sensitivity analysis as of June 30, 2004, for a one-year horizon, had interest rates averaged 1.0% higher (lower), PacifiCorp estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by $8.1 million. These amounts include the effect of invested cash and were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of June 30, 2005 and 2004. The decrease in interest rate sensitivity was primarily due to the increase in invested cash. If interest rates changed significantly, PacifiCorp might take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in PacifiCorp’s financial structure.

Commodity Price Risk

PacifiCorp’s exposure to market risk due to commodity price change is primarily related to its fuel and electricity commodities, which are subject to fluctuations due to unpredictable factors, such as weather, electricity demand and plant performance, that affect energy supply and demand. PacifiCorp’s energy purchase and sales activities are governed by PacifiCorp’s risk management policy and the risk levels established as part of that policy.

PacifiCorp’s energy commodity price exposure arises principally from its electric supply obligation in the western United States. PacifiCorp manages this risk principally through the operation of its generation plants with a net capability of 8,261.4 MW, as well as transmission rights held both on some of its own 15,530-mile transmission system and on third-party transmission systems, and through its wholesale energy purchase and sales activities. Wholesale contracts are utilized to balance PacifiCorp’s physical excess or shortage of net electricity for future time periods. Financially settled contracts are utilized to further mitigate commodity price risk. PacifiCorp may from time to time enter into other financially settled, temperature-related derivative instruments that reduce volume and price risk on days with weather extremes. In addition, a financially settled hydroelectric streamflow hedge is in place through September 2006 to reduce volume and price risks associated with PacifiCorp’s hydroelectric generation resources.

PacifiCorp measures the market risk in its electricity and natural gas portfolio daily, utilizing a historical Value-at-Risk (“VaR”) approach, as well as other measurements of net position. PacifiCorp also monitors its portfolio exposure to market risk in comparison to established thresholds, and measures its open positions subject to price risk in terms of quantity at each delivery location for each forward time period.

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

As of June 30, 2005, PacifiCorp’s estimated potential five-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 24 months was $9.9 million, as measured by the VaR computations described above, compared to $13.5 million as of June 30, 2004. The minimum, average and maximum daily VaR (five-day holding periods) for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,

(Millions of dollars)	2005	2004

Maximum VaR (measured)	$18.0	$22.1
Average VaR (calculated)	11.5	17.0
Minimum VaR (measured)	6.7	11.9

PacifiCorp maintained compliance with its VaR limit procedures during the three months ended June 30, 2005. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

Fair Value of Derivatives

The following table shows the changes in the fair value of energy-related contracts subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, from March 31, 2005, to June 30, 2005, and quantifies the reasons for the changes.

			Regulatory Net Asset (Liability) (b)
	Net Asset (Liability)

(Millions of dollars)	Trading	Non-trading

Fair value of contracts outstanding at March 31, 2005	$0.2	$(154.4)	$170.0
Contracts realized or otherwise settled during the period	(0.1)	(16.4)	26.7
Other changes in fair values (a)	—	82.6	(80.6)

Fair value of contracts outstanding at June 30, 2005	$0.1	$(88.2)	$116.1

(a)	Other changes in fair values include the effects of changes in market prices, inflation rates and interest rates, including those based on models, on new and existing contracts.
(b)	Contracts that have received state commission approval for regulatory recovery through retail rates are included as a regulatory net asset (liability).

The fair value of derivative instruments is determined using forward price curves. Forward price curves represent PacifiCorp’s estimates of the prices at which a buyer or seller could contract today for delivery or settlement of a commodity at future dates. PacifiCorp bases its forward price curves upon market price quotations when available, and internally developed and commercial models with internal and external fundamental data inputs when market quotations are unavailable. In general, PacifiCorp estimates the fair value of a contract by calculating the present value of the difference between the prices in the contract and the applicable forward price curve. Price quotations for certain major electricity trading hubs are generally readily obtainable for the first six years, and therefore, PacifiCorp’s forward price curves for those locations and periods reflect observable market quotes. However, in the later years or for locations that are not actively traded, PacifiCorp must develop forward price curves. For short-term contracts at less actively traded locations, prices are modeled based on observed historical price relationships with actively traded locations. For long-term contracts extending beyond six years, the forward price curve is based upon the use of a fundamentals model (cost-to-build approach) due to the limited information available. Factors used in the fundamentals model include the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of electricity plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region. The assumptions in these models are critical since any changes to the assumptions could have a significant impact on the fair value of the contract. Contracts with explicit or embedded optionality are valued by separating each contract into its physical and financial forward and option components. Forward components are valued against the appropriate forward price curve. The optionality is valued using a modified Black-Scholes model or a stochastic simulation (Monte Carlo) approach. Each option component is modeled and valued separately using the appropriate forward price curve.

PacifiCorp’s valuation models and assumptions are continuously updated to reflect current market information, and evaluations and refinements of model assumptions are performed on a periodic basis.

The following table shows summarized information with respect to valuation techniques and contractual maturities of PacifiCorp’s energy-related contracts qualifying as derivatives under SFAS No. 133 as of June 30, 2005.

	Fair Value of Contracts at Period-End

(Millions of dollars)	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total Fair Value

Trading:
Values based on quoted market prices from third-party sources	$0.1	$—	$—	$—	$0.1
Values based on models and other valuation methods	—	—	—	—	—

Total trading	$0.1	$—	$—	$—	$0.1

Non-trading:
Values based on quoted market prices from third-party sources	$(4.7)	$31.6	$7.1	$1.4	$35.4
Values based on models and other valuation methods	91.1	90.9	(17.0)	(288.6)	(123.6)

Total non-trading	$86.4	$122.5	$(9.9)	$(287.2)	$(88.2)

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

ITEM 4.	CONTROLS AND PROCEDURES

PacifiCorp maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by it in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to PacifiCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. PacifiCorp performed an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PacifiCorp’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, PacifiCorp’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

During the three months ended June 30, 2005, there was no change in PacifiCorp’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

PART II. OTHER INFORMATION

INFORMATION REGARDING RECENT REGULATORY DEVELOPMENTS

PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005, contains information concerning the federal and state regulatory matters in which PacifiCorp is involved. See “Item 1. Business – Regulation.” Certain developments with respect to those matters are set forth below and in “Part I – Item 1. Financial Statements – Note 6 – Commitments and Contingencies,” which is incorporated by reference into this discussion. For information about regulatory filings with state public utility commissions and federal agencies related to MidAmerican’s proposed acquisition of PacifiCorp, see “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sale of PacifiCorp.”

Federal Regulatory Issues

PacifiCorp conducts its business in conformance with a multitude of federal and state laws. After several years of active consideration, in July 2005 the U.S. Congress approved legislation making significant changes in the federal energy policy. The Energy Policy Act of 2005, which the President enacted by signing on August 8, 2005, repeals the Public Utility Holding Company Act of 1935. The repeal will take effect prior to the expected closing of the sale of PacifiCorp to MidAmerican; as a result, approval of the transaction by the SEC will not be required. The Energy Policy Act of 2005 also contains several provisions to encourage investment in renewable and lower-emission coal generation. Another significant development with respect to federal energy policy and regulation is that the Senate Energy and Natural Resources Committee has initiated a series of hearings on issues related to climate change. PacifiCorp is monitoring these activities closely because they may affect requirements to control emissions from fossil-fueled generation plants.

State Regulatory Actions

PacifiCorp pursues a regulatory program in all states that it serves, with the objective of keeping rates closely aligned to ongoing costs, as discussed under “Item 1. Business” in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005. The following discussion provides a state-by-state update, but does not address the possible effect of the proposed sale of ScottishPower’s indirect interest in PacifiCorp to MidAmerican. In each state, the sale of PacifiCorp will require regulatory notification and/or approval. Although PacifiCorp intends to pursue general rate increase requests as currently planned, management is unable to predict the impact, if any, of the proposed sale and the process of obtaining such approvals on the pending matters described below.

Oregon

In July and August 2005, the Oregon legislature passed and sent to Oregon’s Governor, legislation intended to reconcile differences between federal and state income taxes collected by Oregon public utilities in retail utility rates and actual taxes paid by the utilities or consolidated groups in which utilities are included for tax reporting purposes. Oregon’s Governor has indicated publicly that he will likely enact the legislation. If enacted, the legislation may, among other things, provide rate reductions for the customers of regulated utilities based on tax activities conducted by utility affiliate and parent companies that are unrelated to the provision of regulated utility service. The legislation would not, however, provide rate increases based on tax liabilities incurred by utility affiliate and parent companies that result in higher levels of actual taxes paid. PacifiCorp is assessing the impact of the legislation on its business.

PacifiCorp filed an application in February 2005 for deferral of higher power costs in calendar 2005 due to continuing poor hydroelectric conditions. PacifiCorp seeks deferral of these costs to track and preserve them for later incorporation in rates. In May 2005, this deferral application was suspended to allow the parties to focus on the power cost adjustment mechanism filed by PacifiCorp in April 2005. The power cost deferral may be reopened at the option of the parties at a later time. If approved, the proposed power cost adjustment mechanism will address Oregon’s share of PacifiCorp’s total net power cost volatility resulting from such factors as hydroelectric, natural gas and load variability. The proposed power cost adjustment mechanism is designed to be a longer-term, ongoing mechanism that passes through to customers a portion of excess net power costs or returns to customers a portion of over-collected net power costs, keeping rates more closely aligned with PacifiCorp’s actual costs. Any approved power cost adjustment mechanism could result in the creation of related regulatory assets and liabilities. A schedule for the power cost adjustment mechanism docket has been approved, with a hearing scheduled for October 2005.

In November 2004, PacifiCorp filed a general rate case with the Oregon Public Utility Commission (the “OPUC”) related to increases in operating costs, including energy costs, and pension and health care costs. PacifiCorp filed for an increase of $102.0 million annually, or 12.5%. PacifiCorp’s request also includes a proposal for a resource valuation mechanism that will update net power costs annually for the purpose of calculating the transition adjustment applied to customers choosing direct access. As a result of four partial stipulations and updates reflecting PacifiCorp’s rebuttal testimony, PacifiCorp’s requested revenue requirement increase is $52.5 million. The stipulations resolve all issues in the case with the exception of proposed consolidated tax adjustments, PacifiCorp’s proposed resource valuation mechanism, and a few net power cost issues reserved by the industrial customer group intervening in the case. PacifiCorp anticipates an order from the OPUC by the end of September 2005, with new rates going into effect in October 2005.

Idaho

In January 2005, PacifiCorp filed a general rate case with the Idaho Public Utility Commission (the “IPUC”) for an increase of $15.1 million annually, or 12.5%, related to continuing investments to serve Idaho load, increases in employee related costs and general inflation impacts. A stipulation specifying an increase of $5.75 million, or 4.8%, was filed with the IPUC in June 2005. In July 2005, the IPUC formally ordered approval of the stipulation with modifications. Because the commission modified the stipulation, any party can withdraw from the stipulation within 15 days. If the stipulation stands, new rates would take effect in September 2005. On that date, unrelated surcharges currently in effect will expire, so the net effect to customers of a $5.75 million base increase would actually be an increase of $2.1 million, or 1.7%.

Future Generation and Conservation

Requests for Proposals

RFP 2009 - In June 2005, PacifiCorp filed the draft 2009 Request for Proposal (“RFP”) in Utah, Oregon and Washington. PacifiCorp anticipates that it will issue RFP 2009 during the three months ending September 30, 2005, seeking to procure up to 525 MW of additional resources through power purchase agreements that can be delivered in or to PacifiCorp’s east and west systems. This RFP is drafted to conform to recently adopted regulatory standards, which provide PacifiCorp a process to obtain pre-approval in Utah, of related assets and/or power purchase agreements that may result from the RFP process.

Demand-side RFP - A demand-side management RFP was issued on June 26, 2003 and resulted in one dispatchable demand-side resource and two energy-saving resources. The dispatchable resource is the Commercial and Industrial Lighting Load Control program and will build to 27 MW of peak-shaving capability by fiscal year 2008. The two energy-saving programs are located in Utah and consist of an Energy Star Homes program and a Commercial Re-Commissioning program. These two energy-saving programs, when combined with similar existing programs, are expected to result in 257 MW of average energy savings and 323 MW of average peak-shaving impacts over the next ten years. PacifiCorp also anticipates issuing a demand-side RFP in the second quarter of fiscal 2006 to acquire both dispatchable and energy-saving demand-side management resources.

Grid West and Regional Transmission Projects

PacifiCorp continues the process of implementing a new, regionally focused, independent transmission entity, Grid West. On July 1, 2005, the FERC issued a declaratory order providing guidance on the Grid West proposal, acting in response to a joint filing made by PacifiCorp, Bonneville Power Administration and Idaho Power Company. The FERC provided its general support for the Grid West proposal and agreed if Grid West were proposed as an independent transmission provider, the FERC would not apply Order 2000 Regional Transmission Organization criteria requirements to it or force it to become a regional transmission organization. The FERC also clarified that it had limited authority over Bonneville Power Administration’s participation in Grid West and that investor-owned utilities, including PacifiCorp, would be permitted to withdraw from Grid West pursuant to terms and conditions of transmission contracts approved by the FERC. The recently enacted Energy Policy Act of 2005 includes a provision expressly authorizing federal power marketing agencies (such as Bonneville Power Administration) to participate in independent transmission organizations.

ITEM 1.	LEGAL PROCEEDINGS

See “Part I – Item 1. Financial Statements – Note 6 – Commitments and Contingencies” and “Part II. Other Information – Information Regarding Recent Regulatory Developments,” which are incorporated by reference into this Item 1.

ITEM 6.	EXHIBITS

3*	Bylaws of PacifiCorp, as amended May 23, 2005 (Exhibit 3.2, Annual Report on Form 10-K for year ended March 31, 2005, File No. 1-5152).

4*

Eighteenth Supplemental Indenture, dated as of June 1, 2005, to PacifiCorp’s Mortgage and Deed of Trust Dated as of January 9, 1989 (Exhibit 4, Current Report on Form 8-K, filed June 14, 2005, File No. 1-5152).

10.1*	Summary of Key Terms of Compensation Arrangements with PacifiCorp Named Executive Officers (Exhibit 10.1, Annual Report on Form 10-K for year ended March 31, 2005, File No. 1-5152).

10.2*	Summary of PacifiCorp Annual Incentive Plan for Executive Officers (Exhibit 10.2, Current Report on Form 8-K, filed May 6, 2005, File No. 1-5152).

10.3*	Richard Peach Retention Agreement (Exhibit 10.4, Current Report on Form 8-K, filed May 6, 2005, File No. 1-5152).

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15	Letter regarding unaudited interim financial information.

31.1	Section 302 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Section 302 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 906 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Section 906 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

99*

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

PACIFICORP
Date:	August 11, 2005	By:	/s/ RICHARD D. PEACH

Richard D. Peach Chief Financial Officer and officer duly authorized to sign this report on behalf of registrant