Form 10-Q
period 2005-09-30
PACIFICORP /OR/
filed 2005-11-10
CIK 75594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 4, 2005, there were 335,530,280 shares of common stock outstanding. All shares of outstanding common stock are indirectly owned by Scottish Power plc, 1 Atlantic Quay, Glasgow, G2 8SP, Scotland.

PACIFICORP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFICORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2005	2004	2005	2004

Revenues	$620.7	$828.7	$1,499.8	$1,576.5

Operating expenses:
Energy costs	115.1	307.2	467.5	561.5
Operations and maintenance	239.4	222.9	497.1	455.3
Depreciation and amortization	112.3	109.0	223.2	216.6
Taxes, other than income taxes	24.7	24.3	49.2	48.2

Total	491.5	663.4	1,237.0	1,281.6

Income from operations	129.2	165.3	262.8	294.9

Interest expense and other (income) expense:
Interest expense	70.1	65.6	139.4	131.1
Interest income	(1.9)	(2.5)	(4.6)	(5.3)
Interest capitalized	(6.5)	(2.2)	(13.5)	(5.9)
Minority interest and other	(0.6)	(1.5)	(4.9)	(3.8)

Total	61.1	59.4	116.4	116.1

Income from operations before income tax expense	68.1	105.9	146.4	178.8
Income tax expense	28.7	44.0	60.6	66.0

Net income	39.4	61.9	85.8	112.8
Preferred dividend requirement	(0.5)	(0.5)	(1.0)	(1.0)

Earnings on common stock	$38.9	$61.4	$84.8	$111.8

RETAINED EARNINGS AT BEGINNING OF PERIOD	$441.5	$392.2	$446.4	$390.1
Net income	39.4	61.9	85.8	112.8
Cash dividends declared:
Preferred stock	(0.5)	(0.5)	(1.0)	(1.0)
Common stock	(52.8)	(48.3)	(103.6)	(96.6)

RETAINED EARNINGS AT END OF PERIOD	$427.6	$405.3	$427.6	$405.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars)	September 30, 2005	March 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$123.4	$199.3
Accounts receivable (less allowance for doubtful accounts of $11.4/September and $11.6/March)	291.1	293.0
Unbilled revenue	159.6	143.8
Amounts due from affiliates	56.1	36.5
Inventories at average costs:
Materials and supplies	122.0	114.7
Fuel	58.6	58.5
Current derivative contract asset	462.8	252.7
Other	162.3	115.8

Total current assets	1,435.9	1,214.3

Property, plant and equipment	14,680.7	14,259.0
Construction work-in-progress	581.0	593.4
Accumulated depreciation and amortization	(5,513.8)	(5,361.8)

Total property, plant and equipment - net	9,747.9	9,490.6

Other assets:
Regulatory assets	916.7	972.8
Derivative contract regulatory asset	—	170.0
Non-current derivative contract asset	539.2	360.3
Deferred charges and other	295.5	312.9

Total other assets	1,751.4	1,816.0

Total assets	$12,935.2	$12,520.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(Unaudited)

(Millions of dollars)	September 30, 2005	March 31, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291.5	$350.4
Amounts due to affiliates	3.1	3.9
Accrued employee expenses	84.4	134.3
Taxes payable	58.6	39.8
Interest payable	64.5	64.8
Current derivative contract liability	271.0	136.7
Current deferred tax liability	31.0	2.0
Long-term debt and capital lease obligations, currently maturing	120.2	269.9
Preferred stock subject to mandatory redemption, currently maturing	3.7	3.7
Notes payable and commercial paper	296.3	468.8
Other	158.9	123.4

Total current liabilities	1,383.2	1,597.7

Deferred credits:
Deferred income taxes	1,582.9	1,629.0
Investment tax credits	71.6	75.6
Regulatory liabilities	811.5	806.0
Derivative contract regulatory liability	139.2	—
Non-current derivative contract liability	622.0	630.5
Pension and other post employment liabilities	422.1	422.4
Other	313.6	304.8

Total deferred credits	3,962.9	3,868.3

Long-term debt and capital lease obligations, net of current maturities	3,940.1	3,629.0
Preferred stock subject to mandatory redemption, net of current maturities	41.3	48.8

Total liabilities	9,327.5	9,143.8

Commitments and contingencies (See Note 6)
Shareholders’ equity:
Preferred stock	41.3	41.3

Common equity:
Common shareholder’s capital	3,144.1	2,894.1
Retained earnings	427.6	446.4
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $2.3/September and $2.6/March	3.7	4.3
Minimum pension liability, net of tax of $(5.5)/September and March	(9.0)	(9.0)

Total common equity	3,566.4	3,335.8

Total shareholders’ equity	3,607.7	3,377.1

Total liabilities and shareholders’ equity	$12,935.2	$12,520.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,

(Millions of dollars)	2005	2004

Cash flows from operating activities:
Net income	$85.8	$112.8
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss (gain) on derivative contracts	46.0	(14.8)
Depreciation and amortization	223.2	216.6
Deferred income taxes and investment tax credits - net	(9.3)	46.2
Regulatory asset/liability establishment and amortization - net	36.8	34.4
Other	11.2	(1.1)
Changes in:
Accounts receivable, prepayments and other current assets	(62.5)	(66.0)
Inventories	(7.4)	(3.3)
Amounts due to/from affiliates, net	(20.4)	(36.2)
Accounts payable and accrued liabilities	(58.1)	(49.5)
Other	0.7	(34.6)

Net cash provided by operating activities	246.0	204.5

Cash flows from investing activities:
Capital expenditures	(470.0)	(327.9)
Proceeds from sales of assets	0.5	1.3
Proceeds from available-for-sale securities	85.3	23.7
Purchases of available-for-sale securities	(45.8)	(21.2)
Other	(3.3)	(4.7)

Net cash used in investing activities	(433.3)	(328.8)

Cash flows from financing activities:
Changes in short-term debt	(172.5)	19.9
Proceeds from long-term debt, net of issuance costs	296.0	395.4
Proceeds from equity contributions	250.0	—
Dividends paid	(104.6)	(97.6)
Repayments and redemptions of long-term debt	(150.0)	(189.3)
Redemptions of preferred stock	(7.5)	(7.5)
Other	—	(0.1)

Net cash provided by financing activities	111.4	120.8

Change in cash and cash equivalents	(75.9)	(3.5)
Cash and cash equivalents at beginning of period	199.3	58.5

Cash and cash equivalents at end of period	$123.4	$55.0

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

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2005 and for the three and six months ended September 30, 2005 and 2004, in the opinion of management, include all normal recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows for such periods. The March 31, 2005 Condensed Consolidated Balance Sheet data was derived from audited financial statements. These statements as of September 30, 2005 and for the three and six months ended September 30, 2005 and 2004 are presented in accordance with the interim reporting requirements of the Securities and Exchange Commission (“SEC”) and therefore do not include all of the disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures made in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005 have been condensed or omitted from the interim statements. A portion of the business of PacifiCorp is of a seasonal nature and, therefore, results of operations for the three and six months ended September 30, 2005 and 2004 are not necessarily indicative of the results for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005.

These interim statements have been prepared using accounting policies consistent with those applied at March 31, 2005.

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

The closing of the sale of PacifiCorp is subject to a number of conditions, including ScottishPower shareholder consent and regulatory notification and/or approvals from the Federal Energy Regulatory Commission (the “FERC”), the Department of Justice or the Federal Trade Commission, the Federal Communications Commission, the Nuclear Regulatory Commission and the public utility commissions in the states of Utah, Oregon, Wyoming, Washington, Idaho and California, as well as consents under existing third-party agreements. ScottishPower shareholders approved the sale on July 22, 2005. Pending satisfaction of the closing conditions, the Stock Purchase Agreement requires ScottishPower and PHI to cause PacifiCorp to operate its business in the ordinary course consistent with past business practice. The Stock Purchase Agreement also requires ScottishPower and PHI to obtain MidAmerican’s prior approval to certain actions taken by PacifiCorp beyond limits specified in the Stock Purchase Agreement, including:

•	borrowings or debt issuances;
•	capital expenditures;
•	construction or acquisition of new generation, transmission or delivery facilities or systems, other than as budgeted or necessary to fulfill regulatory commitments;
•	unbudgeted significant acquisitions or dispositions;

•	modifications to material agreements with regulators;
•	issuance or sale of any capital stock to any person, other than PHI in certain circumstances;
•	adoption or amendment of employee benefit plans or material increases to employee compensation; and
•	payment of dividends to PHI.

While the sale of PacifiCorp is pending and the Stock Purchase Agreement is in effect, ScottishPower and PHI have agreed to make common equity contributions to PacifiCorp of $125.0 million at the end of each quarter in fiscal year 2006 and $131.25 million at the end of each quarter in fiscal year 2007. If the sale is completed, MidAmerican will refund to PHI the amount of required fiscal year 2007 common equity contributions as an increase to the purchase price. As described in Note 7 – Common Shareholder’s Equity, PHI has made the equity contributions required to date by the Stock Purchase Agreement.

Pursuant to the Stock Purchase Agreement, ScottishPower has agreed to cause PacifiCorp to not pay quarterly dividends to PHI in excess of $214.8 million in the aggregate during fiscal year 2006 and $242.3 million in the aggregate during fiscal year 2007. These restrictions will terminate upon either the close of the sale of PacifiCorp or the earlier termination of the Stock Purchase Agreement.

PacifiCorp is party to pre-existing agreements with affiliates of MidAmerican for certain gas transportation and steam purchase transactions. These transactions are not significant to PacifiCorp’s Energy costs.

Reclassifications

Certain reclassifications of prior-year amounts have been made to conform to the current method of presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

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

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2005	2004	2005	2004

Net income as reported	$39.4	$61.9	$85.8	$112.8
Add: stock-based compensation expense using the intrinsic value method, net of related tax effects	0.3	—	0.7	—
Less: stock-based compensation expense using the fair value method, net of related tax effects	(0.6)	(0.3)	(1.2)	(0.6)

Pro forma net income	$39.1	$61.6	$85.3	$112.2

New Accounting Standards

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

FSP SFAS No. 109-1

In December 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The tax deduction addressed in FSP SFAS No. 109-1 will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction could be claimed on a separate return basis in accordance with PacifiCorp’s accounting policy. This statement became effective upon issuance. PacifiCorp currently believes the effect of this statement on its consolidated financial position and results of operations is immaterial.

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

Regulatory assets include the following:

(Millions of dollars)	September 30, 2005	March 31, 2005

Deferred income taxes	$486.4	$499.9
Minimum pension liability	280.7	280.7
Unamortized issuance costs on retired debt	31.6	34.6
Demand-side resource costs	17.8	25.5
Transition plan - retirement and severance	19.2	24.9
Various other costs	81.0	107.2

Subtotal	916.7	972.8
Derivative contracts (a)	—	170.0

Total	$916.7	$1,142.8

(a)	Represents net unrealized losses on derivative contracts recoverable through rates at March 31, 2005. See Note 3 – Derivative Instruments for further information.

Regulatory liabilities include the following:

(Millions of dollars)	September 30, 2005	March 31, 2005

Asset retirement removal costs (a)	$703.8	$692.1
Bonneville Power Administration Regional Exchange Program	17.8	12.6
Deferred income taxes	42.6	44.4
Various other costs	47.3	56.9

Subtotal	811.5	806.0
Derivative contracts (b)	139.2	—

Total	$950.7	$806.0

(a)	Represents removal costs recovered in rates.
(b)	Represents net unrealized gains on derivative contracts refundable through rates at September 30, 2005. See Note 3 – Derivative Instruments for further information.

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

Note 3 - Derivative Instruments

PacifiCorp’s derivative instruments are recorded on the Condensed Consolidated Balance Sheets as assets or liabilities measured at estimated fair value, unless they qualify for certain exemptions permitted under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Changes in fair value of PacifiCorp’s recorded derivative contracts are recognized immediately in the Condensed Consolidated Statements of Income and Retained Earnings, except for contracts probable of recovery in rates based upon approval in states comprising substantially all of PacifiCorp’s retail revenues. The net change in fair value for such contracts is deferred as either a regulatory asset or liability until realized. Unrealized gains and losses on derivative contracts held for trading purposes are presented on a net basis in Revenues. Unrealized gains and losses on derivative contracts not held for trading purposes are presented on a gross basis in Revenues for sales contracts and in Energy costs for purchase contracts and financial swaps.

The following table summarizes the changes in fair value of PacifiCorp’s derivative contracts executed for balancing system resources and load obligations (non-trading) and for taking advantage of arbitrage opportunities (trading) for the six months ended September 30, 2005, as well as the portion of those amounts that has been recognized as a regulatory net asset (liability) because the contracts are receiving recovery in rates.

	Net Asset (Liability)		Regulatory Net Asset (Liability) (b)

(Millions of dollars)	Trading	Non-trading

Fair value of contracts outstanding at March 31, 2005	$0.2	$(154.4)	$170.0
Contracts realized or otherwise settled during the period	(0.1)	(21.5)	12.5
Other changes in fair values (a)	0.2	284.6	(321.7)

Fair value of contracts outstanding at September 30, 2005	$0.3	$108.7	$(139.2)

(a)	Other changes in fair values include the effects of changes in market prices, inflation rates and interest rates, including those based on models, on new and existing contracts.
(b)	Net unrealized losses (gains) on contracts that have received regulatory approval for recovery in rates are included as a regulatory net asset (liability).

Unrealized (losses) and gains on energy sales and purchase contracts are affected by fluctuations in forward market prices for electricity and natural gas. The following table summarizes the amount of the unrealized (losses) and gains included within the Condensed Consolidated Statements of Income and Retained Earnings associated with changes in fair value of PacifiCorp’s derivative contracts.

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2005	2004	2005	2004

Revenues	$(361.6)	$(16.2)	$(293.0)	$(47.6)
Operating expenses:
Energy costs	302.6	36.0	247.9	62.4
Operations and maintenance	0.8	—	(0.9)	—

Total unrealized (loss) gain on derivative contracts	$(58.2)	$19.8	$(46.0)	$14.8

Weather derivatives - PacifiCorp estimates and records an asset or liability corresponding to the total expected future cash flow from its non-exchange traded weather derivatives in accordance with EITF No. 99-2, Accounting for Weather Derivatives. The net (liability) asset recorded for these contracts was $(3.8) million at September 30, 2005 and $20.3 million at March 31, 2005. PacifiCorp recognized a loss on these contracts of $3.4 million for the three months ended September 30, 2005 and a loss on these contracts of $0.8 million for the three months ended September 30, 2004. PacifiCorp recognized a loss on these contracts of $15.6 million for the six months ended September 30, 2005 and a gain on these contracts of $3.1 million for the six months ended September 30, 2004.

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

The following tables detail PacifiCorp’s transactions and balances with unconsolidated related parties:

(Millions of dollars)	September 30, 2005	March 31, 2005

Amounts due from affiliated entities:
SPUK (a)	$3.2	$0.3
PHI and its subsidiaries (b)	52.9	36.2

	$56.1	$36.5

Prepayments to affiliated entities:
PHI and its subsidiaries (c)	$0.5	$1.5
DIIL (d)	3.5	—

	$4.0	$1.5

Amounts due to affiliated entities:
SPUK (e)	$3.1	$3.9

Deposits received from affiliated entities:
PHI and its subsidiaries (f)	$0.3	$0.3

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2005	2004	2005	2004

Revenues from affiliated entities:
PHI and its subsidiaries (f)	$1.3	$1.4	$2.6	$3.6

Expenses recharged to affiliated entities:
SPUK (a)	$2.8	$0.6	$3.8	$1.2
PHI and its subsidiaries (b)	1.6	2.1	4.7	4.2

	$4.4	$2.7	$8.5	$5.4

Expenses incurred from affiliated entities:
SPUK (e)	$3.5	$4.9	$8.6	$11.5
PHI and its subsidiaries (c)	4.4	4.3	8.9	8.5
DIIL (d)	1.7	—	3.5	—

	$9.6	$9.2	$21.0	$20.0

(a)

These receivables and expenses primarily represent costs associated with retention agreements and severance benefits reimbursable by Scottish Power UK plc (“SPUK”), an indirect subsidiary of ScottishPower, and amounts allocated to SPUK by PacifiCorp for administrative services provided under ScottishPower’s affiliated interest cross-charge policy. In addition, PacifiCorp recharged to SPUK payroll costs and related benefits of PacifiCorp employees working on international assignment in the United Kingdom during each of the six months ended September 30, 2005 and 2004.

(b)

Amounts shown pertain to activities of PacifiCorp with PHI and its subsidiaries. Expenses recharged reflect costs for support services to PHI and its subsidiaries. Amounts due from PHI and its subsidiaries include $49.2 million as of September 30, 2005 and $33.8 million as of March 31, 2005 of taxes receivable from PHI. PHI is the tax-paying entity for PacifiCorp.

(c)

These expenses primarily relate to operating lease payments for the West Valley facility, located in Utah and owned by West Valley Leasing Company, LLC (“West Valley”). West Valley is a subsidiary of PPM Energy, Inc. (“PPM”), which is a direct subsidiary of PHI. Certain costs associated with the West Valley lease are prepaid on an annual basis. Lease expense for the West Valley facility for each of the three months ended September 30, 2005 and 2004 was $4.2 million and for each of the six months ended September 30, 2005 and 2004 was $8.4 million.

(d)

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

(e)

These liabilities and expenses primarily represent amounts allocated to PacifiCorp by SPUK for administrative services received under the cross-charge policy. Cross-charges from SPUK to PacifiCorp amounted to $3.1 million for the three months ended September 30, 2005, $5.0 million for the three months ended September 30, 2004, $8.1 million for the six months ended September 30, 2005 and $8.6 for the six months ended September 30, 2004. These costs were recorded in Operations and maintenance expense. SPUK also recharged PacifiCorp for payroll costs and related benefits of SPUK employees working on international assignments with PacifiCorp in the United States for the three and six months ended September 30, 2005 and 2004.

(f)

These revenues and the associated deposits relate to wheeling services billed to PPM. PacifiCorp provides these services to PPM pursuant to PacifiCorp’s FERC-approved open access transmission tariff, which requires PacifiCorp to make transmission services available on a non-discriminatory basis to all interested parties.

Note 5 - Financing Arrangements

During September 2005, the SEC declared effective PacifiCorp’s shelf registration statement covering $700.0 million of future first mortgage bond and unsecured debt issuances.

In August 2005, PacifiCorp amended and restated its existing $800.0 million committed bank revolving credit agreement. Changes included an increase to 65.0% in the covenant not to exceed a specified debt-to-capitalization percentage, extension of the termination date to August 29, 2010 and an exclusion of the acquisition of PacifiCorp by MidAmerican as an event of default under the agreement.

In June 2005, PacifiCorp issued $300.0 million of its 5.25% Series of First Mortgage Bonds due June 15, 2035. PacifiCorp used the proceeds for the reduction of short-term debt, including the short-term debt used in December 2004 to redeem its 8.625% Series of First Mortgage Bonds due December 13, 2024 totaling $20.0 million.

PacifiCorp entered into three new standby letters of credit totaling $61.7 million during the six months ended September 30, 2005.

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

Litigation

In May 2004, PacifiCorp was served with a complaint filed in the United States District Court for the District of Oregon by the Klamath Tribes of Oregon, individual Klamath Tribal members and the Klamath Claims Committee. The complaint generally alleges that PacifiCorp and its predecessors affected the Klamath Tribes’ federal treaty rights to fish for salmon in the headwaters of the Klamath River in southern Oregon by building dams that blocked the passage of salmon upstream to the headwaters beginning in 1911. In September 2004, the Klamath Tribes filed their first amended complaint adding claims of damage to their treaty rights to fish for sucker and steelhead in the headwaters of the Klamath River. The complaint seeks in excess of $1.0 billion in compensatory and punitive damages. In February 2005, PacifiCorp filed a motion for summary judgment seeking dismissal of the Klamath Tribes’ claims as untimely under the applicable statute of limitations. In April 2005, the magistrate judge issued an opinion recommending that PacifiCorp’s motion for summary judgment be granted and the case be dismissed as untimely. The District Court issued a judgment in July 2005 dismissing the case and in September 2005 rejected the

Klamath Tribes’ request to reconsider the dismissal. In October 2005, the Klamath Tribes appealed the District Court’s decision to the Ninth Circuit Court of Appeals. PacifiCorp believes the outcome of this proceeding will not have a material impact on its consolidated financial position, results of operations or liquidity.

In October 2005, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in state district court in Salt Lake City, Utah by USA Power, LLC and its affiliated companies, USA Power Partners, LLC and Spring Canyon, LLC (collectively, “USA Power”), against Utah attorney Jody L. Williams and the law firm Holme, Roberts & Owen, LLP, who represent PacifiCorp on various matters from time to time. USA Power is the developer of a planned generation project in Mona, Utah called Spring Canyon, which PacifiCorp, as part of its resource procurement process, at one time considered as an alternative to the Currant Creek Power Plant. USA Power’s complaint alleges that PacifiCorp misappropriated confidential proprietary information in violation of Utah’s Uniform Trade Secrets Act and accuses PacifiCorp of breach of contract and related claims. USA Power seeks $250.0 million in damages, statutory doubling of damages for its trade secrets violation claim, punitive damages, costs and attorneys’ fees. PacifiCorp believes it has a number of defenses and intends to vigorously defend any claim of liability for the matters alleged by USA Power. Furthermore, PacifiCorp expects that the outcome of this proceeding will not have a material impact on its consolidated financial position, results of operations or liquidity.

In April 2004, PacifiCorp filed a complaint with the federal district court in Wyoming challenging the Wyoming Public Service Commission (the “WPSC”) decision made in March 2003 to deny recovery of the Hunter No. 1 replacement power costs and certain deferred excess net power costs. The complaint was filed on the grounds that the decision violates federal law by denying PacifiCorp recovery in retail rates of its wholesale electricity and transmission costs incurred to serve Wyoming customers. The lawsuit seeks an injunction requiring the WPSC to pass through PacifiCorp’s wholesale electricity and transmission costs in retail rates. In May 2004, the defendants filed a motion to dismiss the complaint, which was denied in November 2004. In January 2005, the defendants appealed the court’s ruling on the motion to dismiss and requested a stay of the underlying litigation. The defendants’ appeal on sovereign immunity grounds is pending at the Tenth Circuit Court of Appeals. The defendants’ opening brief was filed in April 2005. PacifiCorp’s response brief was filed on October 24, 2005. In April 2005, the Tenth Circuit Court of Appeals issued an order requesting additional briefing from the parties on the jurisdictional issue of whether the defendants’ notice of appeal was timely. The parties filed briefs in May 2005 and a decision from the court on the timeliness of defendants’ appeal is pending.

From time to time, PacifiCorp is also a party to various other legal claims, actions, complaints and disputes, certain of which involve material amounts. PacifiCorp has recorded $11.8 million in reserves related to various outstanding legal actions and disputes, excluding those discussed below. PacifiCorp currently believes that disposition of these matters will not have a material adverse effect on PacifiCorp’s consolidated financial position, results of operations or liquidity.

Environmental Issues

PacifiCorp is subject to numerous environmental laws, including the Federal Clean Air Act and various state air quality laws; the Endangered Species Act, particularly as it relates to certain endangered species of fish; the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act, and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act, and similar state laws relating to water quality. These laws could potentially impact future operations. Contingencies identified at September 30, 2005, principally consist of air quality matters. Pending or proposed air regulations will require PacifiCorp to reduce its electricity plant emissions of sulfur dioxide, nitrogen oxides and other pollutants below current levels. These reductions will be required to address regional haze programs, mercury emissions regulations and possible re-interpretations and changes to the federal Clean Air Act. Also, similar to many other coal-burning utilities, PacifiCorp has received information requests from the EPA related to PacifiCorp’s compliance with the New Source Review provisions of the Clean Air Act, which has resulted in some discussions with the EPA and state regulatory authorities. In the future, PacifiCorp expects to incur significant costs to comply with various stricter air emissions requirements. These potential costs are expected to consist primarily of capital expenditures. PacifiCorp expects these costs would be included in rates and, as such, would not have a material adverse impact on PacifiCorp’s consolidated financial position or results of operations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 51 plants with an aggregate plant net capability of 1,155.4 MW. The FERC regulates 99.0% of the installed capacity through 18 individual licenses. Several of PacifiCorp’s hydroelectric projects are in some stage of relicensing under the Federal Power Act. Hydroelectric relicensing and the related environmental compliance requirements are subject to uncertainties. PacifiCorp expects that future costs relating to these matters may be significant and consist primarily of additional relicensing costs, operations and maintenance expense and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp has accumulated approximately $64.7 million in costs as of September 30, 2005 for ongoing hydroelectric relicensing that are reflected in assets on the Condensed Consolidated Balance Sheet. PacifiCorp expects that these and future costs will be included in rates and, as such, will not have a material adverse impact on PacifiCorp’s consolidated financial position or results of operations.

The Bear River license issued by the FERC that was final in May 2004 included a requirement to evaluate decommissioning the 7.5 MW Cove Plant and associated project features (the “Cove Development”). In July 2005, a settlement agreement to remove the Cove Development was signed by PacifiCorp, state and federal agencies, and non-governmental agencies. Decommissioning of the Cove Development is contingent upon receiving an amended FERC license and removal order that is not materially inconsistent with the settlement agreement and other regulatory approvals. The settlement agreement was filed with the FERC in August 2005 as part of an application to amend the Bear River project license to provide for the removal of the Cove Development while continuing the operation of the other Bear River project plants. Decommissioning of the Cove Development is expected to be completed by the end of calendar 2006 for a total cost not to exceed $3.9 million, excluding inflation.

In October 2005, the new FERC license for the North Umpqua hydroelectric project became final under the terms of the North Umpqua Settlement Agreement. Prior to this date, the license had been effective, but not final, because environmental groups had challenged its legality before the FERC and in federal court. In September 2005, the Ninth Circuit Court of Appeals issued an order upholding the new license. Since the Court’s order was not appealed within the allowed time, all legal challenges of the FERC license order have been exhausted and the license is final for purposes of recording liabilities. PacifiCorp is committed, over the 35-year life of the license, to fund approximately $48.9 million for environmental mitigation and enhancement projects. The present value of the portion of these obligations for which PacifiCorp was committed at September 30, 2005 was $11.5 million. As a result of the license becoming final, PacifiCorp recorded additional liabilities and intangible assets in October 2005 amounting to a present value of $11.2 million for the remaining portion of the license obligations.

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

Northwest Refund Case - In June 2003, the FERC terminated its proceeding relating to the possibility of requiring refunds for wholesale spot-market bilateral sales in the Pacific Northwest between December 2000 and June 2001. The FERC concluded that ordering refunds would not be an appropriate resolution of the matter. In November 2003, the FERC issued its final order denying rehearing. Several market participants have filed petitions in the Ninth Circuit Court of Appeals for review of the FERC’s final order. Court briefs from interested parties were filed between January 2005 and April 2005. A decision from the Ninth Circuit Court of Appeals is not expected to have a significant impact on PacifiCorp’s consolidated financial position or results of operations.

Federal Power Act Section 206 Case - In June 2003, the FERC issued a final order denying PacifiCorp’s request for recovery of excessive prices charged under certain wholesale electricity purchases scheduled for delivery during summer 2002 and dismissing PacifiCorp’s complaints, under Section 206 of the Federal Power Act, against five wholesale electricity suppliers. In July 2003, PacifiCorp filed its request for rehearing of the FERC’s order, which request was granted in August 2003. The FERC issued its final order denying rehearing in November 2003. Also in November 2003, PacifiCorp filed a petition in the Ninth Circuit Court of Appeals for review of the FERC’s final order denying recovery. Court briefs from interested parties were filed by March 2005. In August 2005, the Ninth Circuit Court of Appeals dismissed PacifiCorp’s appeal. In September 2005, PacifiCorp filed a request for rehearing of the Ninth Circuit’s decision. This request was denied by the Ninth Circuit in October 2005. PacifiCorp will not pursue further review of the case; therefore, the Ninth Circuit’s dismissal is final.

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

FERC Market Power Analysis - Pursuant to the FERC’s orders granting PacifiCorp authority to sell capacity and energy at market-based rates, PacifiCorp and certain of its affiliates are required to submit a joint market power analysis every three years. Under the FERC’s current policy, applicants must demonstrate that they do not possess market power in order to charge market-based rates for sales of wholesale energy and capacity in the applicants’ control areas. An analysis demonstrating an applicant’s passage of certain threshold screens for assessing generation market power establishes a rebuttable presumption that the applicant does not possess generation market power, while failure to pass any screen creates a rebuttable presumption that the applicant has generation market power. In February 2005, PacifiCorp submitted a joint triennial market power analysis in compliance with the FERC’s requirements. The analysis indicated that PacifiCorp failed to pass one of the generation market power screens in PacifiCorp’s eastern control area and in Idaho Power Company’s control area. In May 2005, the FERC issued an order instituting a proceeding pursuant to Section 206 of the Federal Power Act to determine whether PacifiCorp may continue to charge market-based rates for sales of wholesale energy and capacity in its east control area. Under the terms of the order, PacifiCorp and its affiliated co-applicants were required to submit additional information and analysis to the FERC within 60 days to rebut the presumption that PacifiCorp has generation market power. In June and July 2005, PacifiCorp filed additional analysis in response to the FERC’s May 2005 order. If the FERC ultimately finds that PacifiCorp has market power, PacifiCorp will be required to implement measures to mitigate any exercise of market power, which may result in decreased revenues and/or increased operating expenses. PacifiCorp believes the outcome of this proceeding will not have a material impact on its consolidated financial position or results of operations.

Note 7 – Common Shareholder’s Equity

On September 30, 2005, PacifiCorp issued 11,617,101 shares of its common stock to its direct parent, PHI, in consideration of the capital contribution of $125.0 million in cash made by PHI on that date. Proceeds were used for the reduction of short-term debt.

On July 21, 2005, PacifiCorp issued 11,737,090 shares of its common stock to its direct parent, PHI, in consideration of the capital contribution of $125.0 million in cash made by PHI on June 30, 2005. Proceeds were used for the reduction of short-term debt.

Note 8 – Retirement Benefit Plans

The components of net periodic benefit cost for the three months and six months ended September 30, 2005 and 2004 are as follows:

	Retirement Plans

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2005	2004	2005	2004

Service cost	$7.7	$6.5	$15.4	$13.0
Interest cost	18.6	18.5	37.2	36.9
Expected return on plan assets (a)	(19.2)	(19.4)	(38.4)	(38.8)
Amortization of unrecognized net obligation	2.1	2.1	4.2	4.2
Amortization of unrecognized prior service cost	0.3	0.3	0.6	0.7
Amortization of unrecognized loss	5.3	2.1	10.7	4.2

Net periodic benefit cost	$14.8	$10.1	$29.7	$20.2

	Other Postretirement Benefits

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2005	2004	2005	2004

Service cost	$2.2	$2.2	$4.4	$4.3
Interest cost	7.6	7.8	15.2	15.5
Expected return on plan assets (a)	(6.5)	(6.6)	(13.1)	(13.2)
Amortization of unrecognized net obligation	3.0	3.0	6.1	6.1
Amortization of unrecognized prior service cost	0.5	—	1.0	—
Amortization of unrecognized loss	0.6	0.1	1.3	0.3

Net periodic benefit cost	$7.4	$6.5	$14.9	$13.0

(a)

The market-related value of plan assets, among other factors, is used to determine expected return on plan assets and is calculated by spreading the difference between expected and actual investment returns over a five-year period beginning in the first year in which they occur.

Employer Contributions

As discussed in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005, PacifiCorp expects to contribute $70.1 million to its retirement plans and $29.9 million to its other postretirement benefit plans during the year ending March 31, 2006. PacifiCorp contributed $61.8 million to its retirement plans and $0.1 million to its other postretirement benefit plans during the six months ended September 30, 2005.

Note 9 - Income Taxes

PacifiCorp uses an estimated annual effective tax rate for computing the provision for income taxes on an interim basis.

The difference between taxes calculated as if the United States federal statutory tax rate of 35.0% was applied to income from operations before income taxes and the recorded tax expense is reconciled as follows:

	Six Months Ended September 30,

	2005	2004

Federal statutory rate	35.0%	35.0%
State taxes, net of federal benefit	3.3	3.3
Effect of regulatory treatment of depreciation differences	6.3	4.9
Tax reserves	2.5	(2.9)
Tax credits	(3.0)	(2.6)
Other	(2.7)	(0.8)

Effective income tax rate	41.4%	36.9%

PacifiCorp has established, and periodically reviews, an estimated contingent tax reserve on its Condensed Consolidated Balance Sheets to provide for the possibility of adverse outcomes in tax proceedings. The current-year accruals are primarily attributable to new issues identified in the Internal Revenue Service examination of tax years ended March 31, 2001 through March 31, 2003. PacifiCorp anticipates that final settlement and payment on settled issues and other unresolved issues related to the federal income tax returns through March 31, 2003 will not have a material adverse impact on its consolidated financial position or results of operations. The tax contingency reserve release in the six months ended September 30, 2004 was primarily attributable to an audit settlement with the Oregon Department of Revenue for tax years 1991 through 1999.

Note 10 - Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

(Millions of dollars)	2005	2004	2005	2004

Net income	$39.4	$61.9	$85.8	$112.8
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax of $0.1 and $(0.3)/2005 and $(0.1) and $(0.5)/2004	0.1	(0.2)	(0.6)	(0.8)

Total comprehensive income	$39.5	$61.7	$85.2	$112.0

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

Note 12 - Subsequent Events

On October 20, 2005, PacifiCorp’s Board of Directors declared a dividend on common stock of $0.163 per share totaling $54.6 million and payable on November 28, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and its subsidiaries as of September 30, 2005 and the related condensed consolidated statements of income and retained earnings for each of the three month and six month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of PacifiCorp’s management.

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

November 10, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

PacifiCorp is a regulated electricity company serving approximately 1.6 million residential, commercial and industrial customers in service territories aggregating approximately 136,000 square miles in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. The regulatory commissions in each state approve rates for retail electric sales within their respective states. PacifiCorp also sells electricity on the wholesale market to public and private utilities, energy marketing companies and incorporated municipalities. Wholesale activities are regulated by the Federal Energy Regulatory Commission (the “FERC”). PacifiCorp owns, or has interests in, 69 thermal, hydroelectric and wind generating plants with an aggregate nameplate rating of 8,718.4 megawatts (“MW”) and plant net capability of 8,261.4 MW. The FERC and the six state regulatory commissions also have authority over the construction and operation of PacifiCorp’s electric facilities. PacifiCorp delivers electricity through 58,360 miles of distribution lines and 15,530 miles of transmission lines.

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

The closing of the sale of PacifiCorp is subject to a number of conditions, including ScottishPower shareholder consent and regulatory notification and/or approvals from the FERC, the Department of Justice or the Federal Trade Commission, the Federal Communications Commission, the Nuclear Regulatory Commission and the public utility commissions in the states of Utah, Oregon, Wyoming, Washington, Idaho and California, as well as consents under existing third-party agreements. ScottishPower shareholders approved the sale on July 22, 2005. The Energy Policy Act of 2005 enacted in August 2005 includes a provision repealing the Public Utility Holding Company Act of 1935. The repeal will take effect prior to the expected closing of the sale of PacifiCorp; as a result, approval of the transaction by the Securities and Exchange Commission (the “SEC”) will not be required. See “Part II. Other Information – Information Regarding Recent Regulatory Developments” for more information on the Energy Policy Act of 2005.

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
•

construction or acquisition of new generation, transmission or delivery facilities or systems, other than as budgeted or necessary to fulfill regulatory commitments (for example, the construction of the Currant Creek and Lake Side Power Plants is permitted to proceed as planned);

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

While the sale of PacifiCorp is pending and the Stock Purchase Agreement is in effect, ScottishPower and PHI have agreed to make common equity contributions to PacifiCorp of $125.0 million at the end of each quarter in fiscal year 2006 and $131.25 million at the end of each quarter in fiscal year 2007. If the sale is completed, MidAmerican will refund to PHI the amount of required fiscal year 2007 common equity contributions as an increase to the purchase price. On September 30, 2005 and June 30, 2005, PHI made quarterly common equity contributions of $125.0 million as required by the Stock Purchase Agreement.

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

In July 2005, MidAmerican and PacifiCorp filed applications with the public utility commissions in the six states where PacifiCorp has retail customers seeking approval of MidAmerican’s acquisition of PacifiCorp. The applications propose a number of regulatory commitments by MidAmerican and PacifiCorp upon which approval of the transaction would be conditioned, including expected financial benefits in the form of reduced corporate overhead and financing costs, certain mid- to long-term capital and other expenditures of significant amounts and a commitment not to seek utility rate increases attributable solely to the change in ownership. The capital and other expenditures proposed by MidAmerican and PacifiCorp include:

•

Approximately $812.0 million in investments (generally to be made over several years following the sale) in emissions reduction technology for PacifiCorp’s existing coal plants, which, when coupled with the use of reduced emissions technology for anticipated new coal-fueled generation, is expected to result in significant reductions in emissions rates of sulfur dioxide, nitrogen oxide and mercury and to avoid an increase in the carbon dioxide emissions rate; and

•

Approximately $519.5 million in investments (to be made over several years following the sale) in PacifiCorp’s transmission and distribution system that would enhance reliability, facilitate the receipt of renewable resources and enable further system optimization.

The commitments proposed in the state regulatory filings are subject to the commissions’ approval of the sale to MidAmerican. While certain of the identified capital expenditures might be incurred even if the transaction is not approved, PacifiCorp has not committed to make these specific expenditures regardless of the transaction’s regulatory outcome. If the sale is not approved, the amount, nature and timing of capital expenditures could differ significantly from the commitments proposed to state regulatory authorities. Hearings on each state regulatory approval are currently scheduled to occur from November 2005 to January 2006, and PacifiCorp, along with MidAmerican, is participating in settlement discussions with interested parties in all six states. PacifiCorp and MidAmerican have reached a settlement generally based on their originally proposed regulatory commitments with a number of interested parties who intervened in the California approval process.

As described in PacifiCorp’s testimony supporting the requests for transaction approval, PacifiCorp presently expects that annual capital expenditures of at least $1.0 billion will be required for at least the next five years, including the investments described above, and PacifiCorp expects to seek recovery of these costs in retail rates in the future. This level of spending is dependent upon the availability of funding at reasonable terms and conditions. If market conditions are not favorable it may be necessary to postpone certain planned capital expenditures or take other actions.

In addition to the state regulatory filings, MidAmerican, PacifiCorp and ScottishPower have submitted applications for approval of PacifiCorp’s sale to the FERC, the Department of Justice and the Federal Trade Commission, and the Nuclear Regulatory Commission. The Department of Justice and the Federal Trade Commission completed their review of the transaction in August 2005 and no further filings or approvals from either agency are required. In September 2005, the FERC authorized MidAmerican Energy Company and PacifiCorp to adopt new tariffs that will make it easier and more economical to obtain electric transmission service that involves the use of both MidAmerican Energy Company’s and PacifiCorp’s transmission systems. The new tariffs will become effective at the time PacifiCorp’s sale is completed.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this report are forward-looking. When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, the words “will,” “may,” “could,” “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements included in this report relate to, among other matters, the effect on PacifiCorp of the following: the effect of the terms of the Stock Purchase Agreement for the sale of PacifiCorp and the completion of the sale, including actions and expenditures proposed by MidAmerican and PacifiCorp in order to obtain regulatory approval; recently enacted Oregon Senate Bill 408; potential adjustment of regulatory rates to cover costs; the impact of new accounting standards or accounting policy changes; the outcome of litigation or regulatory proceedings; environmental laws; federal energy policy and legislation; capital expenditure levels; results from the construction or repair of generating facilities; hydroelectric relicensing; electricity outages; retirement plan contributions; outcome of tax proceedings; sufficiency of PacifiCorp’s available funds to meet its liquidity needs and future financing; off-balance sheet arrangements; the effect of risk management measures, including use of financial derivatives to manage and mitigate interest rate exposure; fluctuations in forward market prices for electricity and natural gas; and the efficiency and effectiveness of PacifiCorp’s resource and fuel procurement. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. There can be no assurance the results predicted will be realized. Actual results may vary from those represented by the forecasts, and those variations may be material. The following are among the factors that could cause actual results to differ materially from the forward-looking statements:

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

•

Changes in regulatory requirements or other legislation, including the recently enacted federal Energy Policy Act of 2005, legislation or regulatory outcomes limiting the ability of public utilities to recover income tax expense in retail rates such as Senate Bill 408, industry restructuring and deregulation initiatives;

•	Industrial, commercial and residential customer growth and demographic patterns in PacifiCorp’s service territories;
•	Economic trends that could impact electricity usage;
•	Choice of alternative suppliers by customers;
•	Changes in weather conditions and other natural events that could affect customer demand or energy supply;
•	A high degree of variance between actual and forecasted load and prices that could impact the hedging strategy and costs to balance electricity load and supply;

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

•	The impact of new accounting pronouncements on financial position and results of operations;
•	The impact of interest rates, investment performance and increases in health care costs on pension and post-retirement expense;
•	The impact of implementation of the proposed regional transmission entity, Grid West, or the formation of any similar organization;
•

Timely and appropriate completion of PacifiCorp’s resource procurement process; unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund resource projects and other factors that could affect future generation plants and infrastructure additions; and

•	The risks discussed in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005, as updated in this Quarterly Report, and its other reports filed with the SEC.

Any forward-looking statements issued by PacifiCorp should be considered in light of these factors. PacifiCorp does not intend to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if PacifiCorp later becomes aware that these assumptions are not likely to be achieved.

Accounting Matters

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements. The estimates and assumptions may change as time passes and accounting guidance evolves. Management bases its estimates and assumptions on historical experience and on various other judgments that it believes are reasonable at the time of application. Changes in these estimates and assumptions could have a material impact on the Condensed Consolidated Financial Statements. If estimates and assumptions are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Critical accounting policies, in addition to certain less significant accounting policies, are discussed with senior members of management and PacifiCorp’s Board of Directors, as appropriate. Those policies that management considers critical are Derivatives, Pensions and Other Postretirement Benefits, Regulation, Unbilled Revenues, Contingencies and Asset Retirement Obligations, and are described in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For new accounting standards, see “Part I – Item 1. Financial Statements – Note 1 – Basis of Presentation and Summary of Significant Accounting Policies,” which are incorporated by reference into this Item 2.

RESULTS OF OPERATIONS

Overview

PacifiCorp’s Earnings on common stock for the six months ended September 30, 2005 decreased by $27.0 million, or 24.2%, to $84.8 million as compared to $111.8 million for the six months ended September 30, 2004. Significant factors affecting Earnings on common stock for the six months ended September 30, 2005 included $59.9 million of higher net unrealized losses due to the net unfavorable impact of higher forward market prices on wholesale energy sales and purchase contracts and $41.8 million of increased operations and maintenance expenses, partially offset by $71.3 million of higher retail revenues.

PacifiCorp’s total revenues for the six months ended September 30, 2005 decreased by $76.7 million, or 4.9%, as compared to the prior-year period. Retail revenues increased by $71.3 million, or 5.4%, primarily as a result of higher regulatory rates and customer growth. Wholesale sales and other revenues decreased by $148.0 million, or 59.1%, primarily due to the unfavorable impact of higher forward market prices on wholesale sales contracts recorded at fair value, partially offset by higher prices on realized wholesale sales transactions.

Energy costs decreased by $94.0 million, or 16.7%, primarily due to the favorable impact of higher forward market prices on energy purchase contracts recorded at fair value and lower volumes of short-term market purchases due to higher thermal and hydroelectric generation, partially offset by higher prices on realized energy purchase transactions. Output from PacifiCorp’s thermal plants increased by 854,829 megawatt-hours (“MWh”), or 3.7%, as compared to the prior year. Output from PacifiCorp-owned hydroelectric facilities increased by 120,009 MWh, or 8.2%, as compared to the prior-year period. This increase was primarily attributable to current-year water conditions that, although lower than normal, improved relative to the prior-year period.

Wholesale energy sales and purchase contracts are utilized primarily to balance PacifiCorp’s physical excess or shortage of net electricity for future time periods. When forward market prices are higher than contract prices, wholesale energy sales contracts will have unrealized losses and wholesale purchase contracts will have unrealized gains. The opposite is true when forward market prices are lower than contract prices. Unrealized losses and gains will reverse in future periods when the contracts settle at contract prices and do not result in cash collections or payments other than in meeting cash collateral requirements. See “Part I – Item 1. Financial Statements – Note 3 – Derivative Instruments” for a summary of unrealized losses and gains on wholesale energy sales and purchase contracts.

Significant Regulatory Outcomes

PacifiCorp pursues a regulatory program in all states, with the objective of keeping rates closely aligned to ongoing costs. See “Part II. Other Information – Information Regarding Recent Regulatory Developments” for details on the state regulatory issues and pending rate case filings.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues

	Three Months Ended September 30,		Favorable/(Unfavorable)

(Millions of dollars)	2005	2004	$ Change	% Change

Retail	$755.0	$691.9	$63.1	9.1%
Wholesale sales and other	(134.3)	136.8	(271.1)	(198.2)

Total revenues	$620.7	$828.7	$(208.0)	(25.1)

Retail energy sales (thousands of MWh)	13,236	12,604	632	5.0
Total average retail customers (in thousands)	1,615	1,580	35	2.2

Retail increased $63.1 million, or 9.1%, primarily due to:

•	$26.0 million of increases from higher average customer usage, including the impact of warmer summer weather as compared to the prior year;
•	$20.9 million of increases from higher prices approved by regulators;
•	$11.5 million of increases relating to growth in the number of residential and commercial customers; and
•	$4.7 million of increases due to changes in price mix resulting from the levels of customer usage at different customer tariffs in the various states that PacifiCorp serves.

Wholesale sales and other decreased $271.1 million, or 198.2%, primarily due to:

•

$345.4 million of decreases from higher unrealized losses on short- and long-term energy sales contracts recorded at fair value, primarily due to the unfavorable impact of increases in forward market prices on the fair value of those contracts; and

•	$27.5 million of decreases in energy volumes delivered under short- and long-term contracts, primarily due to contract expirations; partially offset by,

•	$77.0 million of increases due to higher electricity prices on realized short- and long-term wholesale sales transactions; and
•	$20.1 million of increases due to lower netting of contracts that did not physically settle.

Operating Expenses

	Three Months Ended September 30,		Favorable/(Unfavorable)

(Millions of dollars)	2005	2004	$ Change	% Change

Energy costs	$115.1	$307.2	$192.1	62.5%
Operations and maintenance	239.4	222.9	(16.5)	(7.4)
Depreciation and amortization	112.3	109.0	(3.3)	(3.0)
Taxes, other than income taxes	24.7	24.3	(0.4)	(1.6)

Total operating expenses	$491.5	$663.4	$171.9	25.9

Energy costs decreased $192.1 million, or 62.5%, primarily due to:

•

$266.6 million of decreases from higher unrealized gains on short- and long-term energy purchase contracts recorded at fair value, primarily due to the favorable impact of increases in forward market prices on the fair value of those contracts; and

•	$25.6 million of decreases as a result of lower volumes of purchased electricity due to higher thermal generation; partially offset by,
•	$58.2 million of increases from higher realized electricity prices on electricity purchases as a result of higher market prices;
•	$20.1 million of increases due to lower netting of contracts that did not physically settle;
•	$9.7 million of increases relating to higher coal prices used to fuel thermal plants;
•	$4.5 million of increases relating to higher volumes of coal consumed due mainly to an increase in thermal generation; and
•	$2.6 million of increases related to unfavorable changes in fair value on weather derivative contracts compared to the prior year.

Operations and maintenance expense increased $16.5 million, or 7.4%, primarily due to:

•	$19.2 million of increases in employee expenses, primarily due to higher wages and benefit and pension costs.

Depreciation and amortization expense increased $3.3 million, or 3.0%, primarily due to:

•	$4.1 million of increases in depreciation expense due to additions to plant in service.

Interest and Other (Income) Expense

	Three Months Ended September 30,		Favorable/(Unfavorable)

(Millions of dollars)	2005	2004	$ Change	% Change

Interest expense	$70.1	$65.6	$(4.5)	(6.9)%
Interest income	(1.9)	(2.5)	(0.6)	(24.0)
Interest capitalized	(6.5)	(2.2)	4.3	195.5
Minority interest and other	(0.6)	(1.5)	(0.9)	(60.0)

Total	$61.1	$59.4	$(1.7)	(2.9)

Interest expense increased $4.5 million, or 6.9%, primarily due to:

•	Higher average debt outstanding and higher variable rates during the three months ended September 30, 2005.

Interest capitalized increased $4.3 million, or 195.5%, primarily due to:

•	Higher average construction work-in-progress balances that qualify for capitalized interest and higher capitalization rates during the three months ended September 30, 2005.

Income Tax Expense

Income tax expense decreased $15.3 million, primarily due to:

•	Lower levels of income from operations before income tax expense for the three months ended September 30, 2005; and
•	$2.0 million of decreases from the tax effect of regulatory treatment of book and tax depreciation differences.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Revenues

	Six Months Ended September 30,		Favorable/(Unfavorable)

(Millions of dollars)	2005	2004	$ Change	% Change

Retail	$1,397.2	$1,325.9	$71.3	5.4%
Wholesale sales and other	102.6	250.6	(148.0)	(59.1)

Total revenues	$1,499.8	$1,576.5	$(76.7)	(4.9)

Retail energy sales (thousands of MWh)	24,768	24,298	470	1.9
Total average retail customers (in thousands)	1,612	1,577	35	2.2

Retail increased $71.3 million, or 5.4%, primarily due to:

•	$38.8 million of increases from higher prices approved by regulators;
•	$21.0 million of increases relating to growth in the number of residential and commercial customers;
•

$6.7 million of increases from higher average customer usage, including the impact of warmer summer weather and cooler spring weather as compared to the prior year, partially offset by other usage changes; and

•	$4.8 million of increases due to change in price mix, resulting from the levels of customer usage at different customer tariffs in the various states that PacifiCorp serves.

Wholesale sales and other decreased $148.0 million, or 59.1%, primarily due to:

•

$245.4 million of decreases from higher unrealized losses on short- and long-term energy sales contracts recorded at fair value, primarily due to the unfavorable impact of increases in forward market prices on the fair value of those contracts; and

•	$53.1 million of decreases in energy volumes delivered under short- and long-term sales contracts, primarily due to contract expirations; partially offset by,
•	$100.7 million of increases due to higher electricity prices on realized short- and long-term wholesale sales transactions;
•	$36.1 million of increases due to lower netting of contracts that did not physically settle; and
•	$7.2 million of increases due to higher revenues related to regulatory asset recovery.

Operating Expenses

	Six Months Ended September 30,		Favorable/(Unfavorable)

(Millions of dollars)	2005	2004	$ Change	% Change

Energy costs	$467.5	$561.5	$94.0	16.7%
Operations and maintenance	497.1	455.3	(41.8)	(9.2)
Depreciation and amortization	223.2	216.6	(6.6)	(3.0)
Taxes, other than income taxes	49.2	48.2	(1.0)	(2.1)

Total operating expenses	$1,237.0	$1,281.6	$44.6	3.5

Energy costs decreased $94.0 million, or 16.7%, primarily due to:

•

$185.5 million of decreases from higher unrealized gains on short- and long-term energy purchase contracts recorded at fair value, primarily due to the favorable impact of increases in forward market prices on the fair value of those contracts; and

•	$69.8 million of decreases as a result of lower volumes of purchased electricity due to higher thermal and hydroelectric generation; partially offset by,
•	$78.3 million of increases from higher realized electricity prices on electricity purchases as a result of higher market prices;
•	$36.1 million of increases due to lower netting of contracts that did not physically settle;
•	$18.7 million of increases related to unfavorable changes in fair value on weather derivative contracts compared to the prior year;
•	$13.4 million of increases relating to higher volumes of coal consumed due mainly to an increase in thermal generation; and
•	$11.4 million of increases relating to higher prices for coal consumed.

Operations and maintenance expense increased $41.8 million, or 9.2%, primarily due to:

•	$31.5 million of increases in employee expenses, primarily due to higher wages and benefit and pension costs; and
•	$4.0 million of increases in materials and supplies utilized in plant overhaul activities.

Depreciation and amortization expense increased $6.6 million, or 3.0%, primarily due to:

•	$8.1 million of increases in depreciation expense due to additions to plant in service.

Interest and Other (Income) Expense

	Six Months Ended September 30,		Favorable/(Unfavorable)

(Millions of dollars)	2005	2004	$ Change	% Change

Interest expense	$139.4	$131.1	$(8.3)	(6.3)%
Interest income	(4.6)	(5.3)	(0.7)	(13.2)
Interest capitalized	(13.5)	(5.9)	7.6	128.8
Minority interest and other	(4.9)	(3.8)	1.1	28.9

Total	$116.4	$116.1	$(0.3)	(0.3)

Interest expense increased $8.3 million, or 6.3%, primarily due to:

•	Higher average debt outstanding and higher variable rates during the six months ended September 30, 2005.

Interest capitalized increased $7.6 million, or 128.8%, primarily due to:

•	Higher average construction work-in-progress balances that qualify for capitalized interest and higher capitalization rates during the six months ended September 30, 2005.

Income Tax Expense

Income tax expense decreased $5.4 million, primarily due to:

•	Lower levels of income from operations before income tax expense for the six months ended September 30, 2005; partially offset by,
•

$8.8 million of net increases due to $3.6 million of additional tax contingency reserves in the current year as a result of new issues identified in the examination of tax years ended March 31, 2001 through March 31, 2003, compared to $5.2 million of tax contingency reserve releases in the prior year primarily attributable to an audit settlement with the Oregon Department of Revenue for tax years 1991 through 1999.

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

Operating Activities

Net cash flows provided by operating activities increased $41.5 million to $246.0 million for the six months ended September 30, 2005, compared to $204.5 million for the six months ended September 30, 2004, due in part to the favorable impact of increased thermal and hydroelectric generation on wholesale sales and purchase transactions. This increase was partially offset by the impact of higher market prices for electricity and natural gas on net cash collateral requirements, increasing employee-related costs and the net impact of the timing of cash collections and payments.

Investing Activities

Capital spending totaled $470.0 million for the six months ended September 30, 2005, compared to $327.9 million for the six months ended September 30, 2004. Capital spending increased primarily due to construction of the Lake Side Power Plant and expenditures for the installation of emission control equipment at the Huntington Power Plant, as well as various capital projects related to transmission and distribution and other thermal and hydroelectric facilities.

Financing Activities

Short-Term Debt

PacifiCorp’s short-term debt decreased by $172.5 million during the six months ended September 30, 2005, primarily due to proceeds from long-term debt and common stock financing during the period, partially offset by capital expenditures in excess of net cash from operations.

Revolving Credit and Other Financing Agreements

PacifiCorp’s short-term borrowings and certain other financing arrangements are supported by an $800.0 million committed bank revolving credit agreement. This facility was amended during the three months ended September 30, 2005 to extend the termination date to August 29, 2010. Other amendments include an increased maximum permitted debt-to-capitalization ratio of 65.0% and allowing for the acquisition of PacifiCorp by MidAmerican. The interest rate on advances under this facility is generally based on the London Interbank Offered Rate (LIBOR) plus a margin that varies based on PacifiCorp’s credit ratings. As of September 30, 2005, this facility was fully available and there were no borrowings outstanding. In addition to this committed credit facility, at September 30, 2005 PacifiCorp had $66.1 million in money market accounts included in Cash and cash equivalents available to meet its liquidity needs. Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt, of which $296.3 million was outstanding at September 30, 2005 at a weighted average interest rate of 3.8%.

At September 30, 2005, PacifiCorp had $517.8 million of standby letters of credit and standby bond purchase agreements available to provide credit enhancement and liquidity support for variable-rate pollution-control revenue bond obligations. These committed bank arrangements expire periodically through the year ending March 31, 2010. PacifiCorp entered into three new standby letters of credit totaling $61.7 million during the six months ended September 30, 2005.

PacifiCorp’s revolving credit agreement contains customary covenants and default provisions. PacifiCorp monitors these covenants on a regular basis to ensure that events of default will not occur, and as of September 30, 2005, PacifiCorp was in compliance with the covenants of its revolving credit agreement. PacifiCorp’s other financing arrangements generally contain similar covenants, although the maximum permitted debt-to-capitalization ratio is 60.0%. PacifiCorp was also in compliance with these agreements at September 30, 2005. PacifiCorp anticipates seeking amendments to the covenants in these other financing agreements to conform them to the amended covenants in its revolving credit agreement and also to permit the acquisition of PacifiCorp by MidAmerican.

At September 30, 2005, PacifiCorp had posted approximately $119.2 million of net collateral related to wholesale sales transactions, which reflected an increase of $82.9 million during the six months ended September 30, 2005, consisting of an increase of $22.9 million in cash net of cash collateral received and $60.0 million in new letters of credit.

Long-Term Debt

During September 2005, the SEC declared effective PacifiCorp’s shelf registration statement covering $700.0 million of future first mortgage bond and unsecured debt issuances. PacifiCorp has not yet issued any of the securities covered by this registration statement.

On June 13, 2005, PacifiCorp issued $300.0 million of its 5.25% Series of First Mortgage Bonds due June 15, 2035. PacifiCorp used the proceeds for the reduction of short-term debt, including the short-term debt used in December 2004 to redeem its 8.625% Series of First Mortgage Bonds due December 13, 2024 totaling $20.0 million. For the six months ended September 30, 2005, PacifiCorp made scheduled long-term debt repayments of $150.0 million.

Preferred Stock Redemptions

PacifiCorp redeemed $7.5 million of preferred stock subject to mandatory and optional redemption during each of the six months ended September 30, 2005 and 2004.

Common Stock

On September 30, 2005, PacifiCorp issued 11,617,101 shares of its common stock to PHI at a total price of $125.0 million. On July 21, 2005, PacifiCorp issued 11,737,090 shares of common stock to PHI in consideration of the capital contribution of $125.0 million in cash made by PHI on June 30, 2005. The proceeds from the sales of the shares were used to repay short-term debt.

Dividends

During the six months ended September 30, 2005, PacifiCorp had the following dividend activity:

•	$103.6 million declared and paid on common stock;
•	$2.7 million declared on preferred stock and preferred stock subject to mandatory redemption, of which $1.7 million was recorded as interest expense; and
•	$2.9 million paid on preferred stock and preferred stock subject to mandatory redemption.

During the six months ended September 30, 2004, PacifiCorp had the following dividend activity:

•	$96.6 million declared and paid on common stock;
•	$3.0 million declared on preferred stock and preferred stock subject to mandatory redemption, of which $2.0 million was recorded as interest expense; and
•	$3.2 million paid on preferred stock and preferred stock subject to mandatory redemption.

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

Future Uses of Cash

Dividends

On October 20, 2005, PacifiCorp’s Board of Directors declared a dividend on common stock of $0.163 per share, totaling $54.6 million and payable on November 28, 2005. Pursuant to the Stock Purchase Agreement for the sale of PacifiCorp, ScottishPower has agreed to cause PacifiCorp to not pay quarterly dividends to PHI in excess of $214.8 million in the aggregate during fiscal year 2006 and $242.3 million in the aggregate during fiscal year 2007. These restrictions will terminate upon either the close of the sale of PacifiCorp or the earlier termination of the Stock Purchase Agreement.

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

Construction of the Currant Creek Power Plant began in March 2004. The simple-cycle phase of the project was completed and placed in service during the six months ended September 30, 2005. The combined-cycle phase is expected to be placed in service by the end of fiscal year 2006. The total plant is expected to cost approximately $350.0 million, which will be incurred from fiscal year 2004 through fiscal year 2007. Of this total expected amount, $307.1 million had been spent, of which $164.1 million was included in Property, plant and equipment, and $143.0 million was included in Construction work-in-progress, as of September 30, 2005. Recovery of PacifiCorp’s investment in the plant will be reviewed by all states PacifiCorp serves as part of ongoing and future general rate cases.

The development of the Lake Side Power Plant began in May 2004 and its construction began in April 2005. The plant is expected to cost approximately $347.0 million, which will be incurred from fiscal year 2005 through fiscal year 2008. Of this total expected amount, $109.0 million had been spent, of which $19.0 million was included in Property, plant and equipment, and $90.0 million was included in Construction work-in-progress, as of September 30, 2005. Recovery of PacifiCorp’s investment in the plant will be reviewed by all states PacifiCorp serves as part of future general rate cases.

Credit Ratings

PacifiCorp’s credit ratings at September 30, 2005, were as follows:

	Moody’s	Standard & Poor’s

Issuer/Corporate	Baa1	A-
Senior secured debt	A3	A-
Senior unsecured debt	Baa1	BBB+
Preferred stock	Baa3	BBB
Commercial paper	P-2	A-2
Outlook	Developing	Credit Watch Negative

On May 25, 2005, following the announcement of the proposed sale of PacifiCorp, Standard & Poor’s Ratings Services (“Standard & Poor’s”) placed the corporate credit rating and securities ratings of PacifiCorp on credit watch with negative implications. On May 26, 2005, Moody’s Investors Service affirmed the issuer credit rating and securities ratings of PacifiCorp and changed the rating outlook to developing from stable.

Recent reports by Standard & Poor’s have stated that PacifiCorp’s current credit ratings reflect the benefits of ScottishPower ownership and that if PacifiCorp were considered on a stand-alone basis, its current credit ratios would not support the existing ratings. Standard & Poor’s has also indicated that PacifiCorp’s future ratings will be influenced by a number of factors, including financial results, the extent to which Oregon Senate Bill 408 will impact PacifiCorp, the structure of the proposed acquisition by MidAmerican and other considerations.

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

Off-Balance Sheet Arrangements

PacifiCorp from time to time enters into arrangements in the normal course of business to facilitate commercial transactions with third parties that involve guarantee, indemnification or similar arrangements. PacifiCorp currently has indemnification obligations for breaches of warranties or covenants in connection with the sale of certain assets. In addition, PacifiCorp evaluates potential obligations that arise out of variable interests in unconsolidated entities, determined in accordance with revised FASB Interpretation No. 46, Consolidation of Variable-Interest Entities, an interpretation of Accounting Research Bulletin No. 51. PacifiCorp believes that the likelihood that it would be required to perform or otherwise incur any significant losses associated with any of these obligations is remote. See “Item 8. Financial Statements and Supplementary Data - Note 11 – Guarantees and Other Commitments and Note 13 – Consolidation of Variable-Interest Entities” for more information on these obligations and arrangements in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005.

RISK FACTORS

For a discussion of certain risks and other factors to be considered when evaluating PacifiCorp, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2005, as well as “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below. In addition, the following risk should be considered:

State legislation or regulatory actions limiting PacifiCorp’s ability to recover income tax expense in retail rates could directly affect its results of operations and cash flows.

The state of Oregon recently enacted Senate Bill 408, legislation intended to address differences between amounts collected for income taxes by Oregon public utilities and taxes actually paid. This legislation authorizes an automatic adjustment to rates based on the taxes paid to governmental entities on or after January 1, 2006; however, the Oregon Public Utility Commission (the “OPUC”) recently limited PacifiCorp’s requested general rate increase based on an interpretation of this legislation. The future impact of Senate Bill 408 on PacifiCorp will depend on permanent rulemaking, rate-making decisions by the OPUC, actual company performance compared with projections embedded in retail rates and the nature of PacifiCorp’s future ownership structure. Legislative or regulatory action in Oregon and potentially other states limiting retail rate recovery for income tax expense could limit PacifiCorp’s ability to earn its allowed return on equity and adversely affect PacifiCorp’s results of operations and cash flows.

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

The following table represents PacifiCorp’s September 30, 2005 distribution of unsecured credit exposure, net of collateral, within its electricity and natural gas portfolio of purchase and sale contracts and takes into account contractual netting rights.

Distribution of Credit Exposure	% of Total

Investment grade - Externally rated	84.5%
Non-investment grade - Externally rated	0.1
Investment grade - Internally rated	2.2
Non-investment grade - Internally rated	13.2

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

The “Non-investment grade – Internally rated” component of PacifiCorp’s overall credit exposure continued to increase during the six months ended September 30, 2005 due to upward movement in forward electricity prices at certain points of delivery, which increased the market value of contracts with a small number of non-investment grade counterparties. These contracts support PacifiCorp’s Integrated Resource Plan and Oregon’s electric energy restructuring legislation as it relates to renewable energy projects, as well as compliance with a FERC regulatory order requiring PacifiCorp to purchase power from qualifying facilities.

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

As of September 30, 2005, PacifiCorp had $838.0 million of variable-rate liabilities and $97.3 million of temporary cash investments. At September 30, 2005, PacifiCorp had no financial derivatives in effect relating to interest rate exposure.

Based on a sensitivity analysis as of September 30, 2005, for a one-year horizon, PacifiCorp estimated that if market interest rates average 1.0% higher (lower), interest expense, net of offsetting impacts in interest income, would increase (decrease) by $7.4 million. Comparatively, based on a sensitivity analysis as of September 30, 2004, for a one-year horizon, had interest rates averaged 1.0% higher (lower), PacifiCorp estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by $6.5 million. These amounts include the effect of invested cash and were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of September 30, 2005 and 2004. The increase in interest rate sensitivity was primarily due to the increase in outstanding variable-rate commercial paper, partially offset by the increase in invested cash. If interest rates changed significantly, PacifiCorp might take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in PacifiCorp’s financial structure.

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

PacifiCorp’s energy commodity price exposure arises principally from its electric supply obligation in the western United States. PacifiCorp manages this risk principally through the operation of its generation plants with a net capability of 8,261.4 MW, as well as transmission rights held both on some of its own 15,530-mile transmission system and on third-party transmission systems, and through its wholesale energy purchase and sales activities. Wholesale contracts are utilized primarily to balance PacifiCorp’s physical excess or shortage of net electricity for future time periods. Financially settled contracts are utilized to further mitigate commodity price risk. PacifiCorp may from time to time enter into other financially settled, temperature-related derivative instruments that reduce volume and price risk on days with weather extremes. In addition, a financially settled hydroelectric streamflow hedge is in place through September 2006 to reduce volume and price risks associated with PacifiCorp’s hydroelectric generation resources.

PacifiCorp measures the market risk in its electricity and natural gas portfolio daily, utilizing a historical Value-at-Risk (“VaR”) approach and other measurements of net position. PacifiCorp also monitors its portfolio exposure to market risk in comparison to established thresholds and measures its open positions subject to price risk in terms of quantity at each delivery location for each forward time period.

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

As of September 30, 2005, PacifiCorp’s estimated potential five-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 24 months was $25.2 million, as measured by the VaR computations described above, compared to $14.4 million as of September 30, 2004. The increase in VaR as of September 30, 2005 as compared to September 30, 2004 was partially due to a change in the load forecast, which was updated in August 2005. The updated load forecast indicated lower expected loads during the 24-month VaR measurement period, resulting in an increase in VaR. The minimum, average and maximum daily VaR (five-day holding periods) for the three and six months ended September 30, 2005 are as follows:

	Three Months Ended September 30,	Six Months Ended September 30,

(Millions of dollars)	2005	2005

Minimum VaR (measured)	$8.0	$6.7
Average VaR (calculated)	17.4	14.5
Maximum VaR (measured)	46.2	46.2

PacifiCorp maintained compliance with its VaR limit procedures during the six months ended September 30, 2005. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

Fair Value of Derivatives

The following table shows the changes in the fair value of energy-related contracts subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, from March 31, 2005 to September 30, 2005, and quantifies the reasons for the changes.

			Regulatory Net Asset (Liability) (b)
	Net Asset (Liability)

(Millions of dollars)	Trading	Non-trading

Fair value of contracts outstanding at March 31, 2005	$0.2	$(154.4)	$170.0
Contracts realized or otherwise settled during the period	(0.1)	(21.5)	12.5
Other changes in fair values (a)	0.2	284.6	(321.7)

Fair value of contracts outstanding at September 30, 2005	$0.3	$108.7	$(139.2)

(a)	Other changes in fair values include the effects of changes in market prices, inflation rates and interest rates, including those based on models, on new and existing contracts.
(b)	Net unrealized losses (gains) on contracts that have received regulatory approval for recovery in rates are included as a regulatory net asset (liability).

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

The following table shows summarized information with respect to valuation techniques and contractual maturities of PacifiCorp’s energy-related contracts qualifying as derivatives under SFAS No. 133 as of September 30, 2005.

	Fair Value of Contracts at Period-End

(Millions of dollars)	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total Fair Value

Trading:
Values based on quoted market prices from third-party sources	$0.2	$0.1	$—	$—	$0.3
Values based on models and other valuation methods	—	—	—	—	—

Total trading	$0.2	$0.1	$—	$—	$0.3

Non-trading:
Values based on quoted market prices from third-party sources	$(61.7)	$(16.7)	$13.9	$1.2	$(63.3)
Values based on models and other valuation methods	253.3	181.1	(3.4)	(259.0)	172.0

Total non-trading	$191.6	$164.4	$10.5	$(257.8)	$108.7

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

During the three months ended September 30, 2005, there was no change in PacifiCorp’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

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

Federal Regulatory Issues

PacifiCorp conducts its business in conformance with a multitude of federal and state laws. After several years of active consideration, in July 2005 the U.S. Congress approved legislation making significant changes in federal energy policy. The Energy Policy Act of 2005, enacted in August 2005, repeals the Public Utility Holding Company Act of 1935. The repeal will take effect prior to the expected closing of the sale of PacifiCorp to MidAmerican; as a result, approval of the transaction by the SEC will not be required. The Energy Policy Act of 2005 also contains provisions to encourage investment in renewable and lower-emission coal generation, provides financial incentives and removes regulatory barriers for developers of new electric transmission facilities, establishes a process for the creation and enforcement of mandatory electric reliability standards, and authorizes license applicants and other parties to seek less costly and more efficient conditions imposed on federal hydroelectric power licenses. Another significant development with respect to federal energy policy and regulation is that the Senate Energy and Natural Resources Committee has initiated a series of hearings on issues related to climate change. PacifiCorp is monitoring these activities closely because they may affect requirements to control emissions from fossil-fueled generation plants.

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

Utah

In October 2005, the Utah Committee of Consumer Services (the “CCS”), a state utility consumer advocate, filed a request for agency action with the Utah Public Service Commission (the “UPSC”). The request seeks an order requiring PacifiCorp to return to Utah ratepayers certain monies collected in Utah rates for taxes, which the CCS alleges were improperly retained by PacifiCorp’s parent company, PHI. The CCS seeks a refund of at least $50.0 million to Utah ratepayers. In November 2005, PacifiCorp filed a response with the UPSC seeking dismissal of the request. PacifiCorp disagrees with, and intends to vigorously defend, the claims made by the CCS.

Oregon

In September 2005, Oregon’s Governor signed into law Senate Bill 408. This legislation is intended to address differences between income taxes collected by Oregon public utilities in retail rates and actual taxes paid by the utilities or consolidated groups in which utilities are included for income tax reporting purposes. This legislation authorizes an automatic adjustment to rates based on the taxes paid to governmental entities on or after January 1, 2006. The OPUC adopted a temporary rule in September 2005 to establish filing requirements for an annual tax report mandated by Senate Bill 408. The definitions adopted in the temporary rule would allocate a share of taxable losses of individual affiliate companies to the utility even when the consolidated tax group pays more taxes than the utility collects in retail rates. In October 2005, PacifiCorp filed a petition requesting the OPUC to repeal its temporary rule. PacifiCorp is actively participating in the rulemaking process for adopting permanent rules required by Senate Bill 408.

In November 2004, PacifiCorp filed a general rate case with the OPUC related to increases in operating costs, including energy costs, and pension and health care costs. PacifiCorp filed for an increase of $102.0 million annually, or an average increase of 12.5%. PacifiCorp’s request included a proposal for a transition adjustment mechanism that will update net power costs annually for the purpose of calculating the transition adjustment applied to customers choosing direct access. As a result of four partial stipulations, and updates reflecting PacifiCorp’s rebuttal testimony, PacifiCorp’s requested revenue requirement increase was reduced to $52.5 million. In September 2005, the OPUC issued an order approving the transition adjustment mechanism and granting an increase of only $25.9 million, or an average increase of 3.2%, effective October 2005. The order reduced PacifiCorp’s revenue requirement by $26.6 million based on the OPUC’s interpretation of Senate Bill 408. In October 2005, PacifiCorp filed with the OPUC a motion for reconsideration and rehearing of the rate order generally on the basis that the tax adjustment was not made in compliance with applicable law. With the motion, PacifiCorp also filed a deferred accounting application with the OPUC to track revenues related to the disallowed tax expenses.

PacifiCorp filed an application in February 2005 for deferral of higher power costs in calendar 2005 due to continuing poor hydroelectric conditions. PacifiCorp sought deferral of these costs to track for future recovery in rates. In May 2005, this deferral application was suspended to allow parties to focus on the power cost adjustment mechanism filed by PacifiCorp in April 2005. If approved, the proposed power cost adjustment mechanism will address recovery lag on Oregon’s share of PacifiCorp’s total net power cost and the associated volatility resulting from such factors as hydroelectric, natural gas and load variability. The proposed power cost adjustment mechanism is designed to be an enduring mechanism that more fairly balances risk between customers and shareholders. Any approved power cost adjustment mechanism could result in the creation of related regulatory assets and liabilities that will capture under- and over-recoveries, respectively. A schedule for the power cost adjustment mechanism docket has been approved, with a hearing scheduled for November 2005.

Wyoming

In October 2005, PacifiCorp filed a general rate case application with the Wyoming Public Service Commission (the “WPSC”) requesting an increase of $40.2 million annually, or an average increase of 11.0%, relating to increased net power costs, continuing investments to serve Wyoming load, increases in costs related to employee pension and benefits and increases in costs driven by general inflation. The application includes a forecast test year and an alternative form of regulation. If approved, the alternative form of regulation would allow PacifiCorp to adjust rates annually and includes a power cost adjustment mechanism, provisions for updating operations and maintenance expense for inflation and a component to recognize rate base additions. In the event the alternative form of regulation is denied, the general rate case also includes a request for an alternative uncontrollable cost adjustment mechanism, which would track and recover power cost components that are beyond the control of PacifiCorp. PacifiCorp is pursuing an expedited procedural schedule that could result in a rate increase effective date by March 2006. If the rate case is litigated over the full term established by Wyoming law, the WPSC would have to issue an order by September 2006.

Idaho

In January 2005, PacifiCorp filed a general rate case with the Idaho Public Utility Commission (the “IPUC”) for an increase of $15.1 million annually, or an average increase of 12.5%, relating to continuing investments to serve Idaho load, increases in employee-related costs and general inflation impacts. A stipulation specifying an increase of $5.75 million, or an average increase of 4.8%, was filed with the IPUC in June 2005. In July 2005, the IPUC formally ordered approval of the stipulated rate increase. New rates became effective September 16, 2005. On that date, unrelated pre-existing surcharges expired, so the net effect to customers of the $5.75 million base increase was an increase in rates of $2.1 million annually, or an average increase of 1.7%.

Future Generation and Conservation

Integrated Resource Plans

PacifiCorp filed its 2004 Integrated Resource Plan (“IRP”) with the relevant state commissions in January 2005. PacifiCorp has received acknowledgement of the plan in Washington and Idaho but awaits acknowledgement in Utah and Oregon. No action is required in Wyoming or California.

PacifiCorp released an update to the 2004 IRP in November 2005 that modifies the type of future generation resources preferred by PacifiCorp and defers the need for a significant new generation resource from 2011 to 2012.

Requests for Proposals

RFP 2009 – As a consequence of the update to the 2004 IRP, PacifiCorp has suspended the 2009 Request for Proposal (“RFP”). PacifiCorp will work with the state commissions and the independent evaluator required to participate in the resource procurement process to identify the best way to procure the generation resource need identified for 2012. Any such revised procurement process would remain subject to applicable commission acceptance.

Demand-side RFP – A demand-side management RFP covering all six states where PacifiCorp operates was issued in September 2005 requesting proposals for 80 MW or more of load control resources and up to 1,752,000 MWh of conservation resources. The bids were received in October 2005. Evaluations are expected to be completed by January 2006 and tariffs for any new cost-effective programs are expected to be filed with the respective state commissions by July 2006.

Grid West and Regional Transmission Projects

In November 2005, the Grid West interim board of trustees voted unanimously to restructure the organization following the board’s rejection of proposals by the Bonneville Power Administration (the “BPA”) to place certain conditions on its future participation in Grid West. PacifiCorp and five other utilities are considering moving forward with the development of Grid West in substantially the form proposed to participants in July 2005. The BPA has elected not to participate in the new development effort. PacifiCorp expects to continue its participation in the establishment of a restructured regional transmission entity, with ultimate participation subject to a continuing demonstration of net benefits to the region’s customers.

ITEM 1.	LEGAL PROCEEDINGS

See “Part I – Item 1. Financial Statements – Note 6 – Commitments and Contingencies” and “Part II. Other Information – Information Regarding Recent Regulatory Developments,” which are incorporated by reference into this Item 1.

ITEM 5.	OTHER INFORMATION

On October 4, 2005, PacifiCorp entered into a Compromise Agreement with its parent company, PHI, and its former Senior Vice President and Director, Michael J. Pittman, that supersedes Mr. Pittman’s employment agreement with PacifiCorp and ScottishPower and documents the terms of his separation from the companies following a recent ScottishPower corporate restructuring that eliminated his position. Under his employment agreement, Mr. Pittman was entitled to severance benefits equal to 12 months of salary, bonus and vehicle allowance and 6 months of continued health insurance coverage. The Compromise Agreement supplements these benefits with enhancements generally comparable to those payable under the PacifiCorp Executive Severance Plan for a termination following a change in control of PacifiCorp, including an additional 12 months of salary, bonus and vehicle allowance and health insurance coverage for an additional 18 months. ScottishPower has agreed to reimburse PacifiCorp for the cost of the supplemental benefits provided by the Compromise Agreement.

ITEM 6.	EXHIBITS

10*	Form of Transaction Incentive Program Award Agreement for Named Executive Officers (Exhibit 10, Current Report on Form 8-K, filed September 2, 2005, File No. 1-5152).

10.2	Amendment No. 1 to PacifiCorp Compensation Reduction Plan, dated effective July 1, 2003.

10.3	Amendment No. 2 to PacifiCorp Compensation Reduction Plan, dated effective September 20, 2005.

10.4	Compromise Agreement among PacifiCorp, PacifiCorp Holdings, Inc. and Michael J. Pittman, dated October 4, 2005.

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15	Letter regarding unaudited interim financial information.

31.1	Section 302 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Section 302 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Section 906 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Section 906 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

______________

*Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICORP
Date: November 10, 2005	By:	/s/ RICHARD D. PEACH

Richard D. Peach
Chief Financial Officer and officer duly authorized to sign this report on behalf of registrant