Form 10-Q
period 2006-06-30
PACIFICORP /OR/
filed 2006-08-07
CIK 75594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006

Common Stock, no par value	357,060,915 shares

All shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa.

PACIFICORP

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PacifiCorp:

We have reviewed the accompanying condensed consolidated balance sheet of PacifiCorp and its subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income and retained earnings, and of cash flows for the three-month period then ended. These interim financial statements are the responsibility of PacifiCorp’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements as of June 30, 2006, and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial information as of March 31, 2006, and for the three-month period ended June 30, 2005, were not audited or reviewed by us and, accordingly, we do not express an opinion or any form of assurance on them.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

August 4, 2006

PACIFICORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(Millions of dollars)	Three Months Ended June 30,

	2006	2005

Revenues	$859.9	$881.4

Operating expenses:
Energy costs	336.0	352.4
Operations and maintenance	259.6	257.7
Depreciation and amortization	115.7	110.9
Taxes, other than income taxes	26.2	24.5

Total	737.5	745.5

Income from operations	122.4	135.9

Interest expense and other (income) expense:
Interest expense	69.2	69.3
Interest income	(1.6)	(2.7)
Allowance for borrowed funds	(4.8)	(4.4)
Allowance for equity funds	(6.0)	(2.6)
Other	(0.4)	(2.0)

Total	56.4	57.6

Income from operations before income tax expense	66.0	78.3
Income tax expense	23.4	31.9

Net income	42.6	46.4
Preferred dividend requirement	(0.5)	(0.5)

Earnings on common stock	$42.1	$45.9

RETAINED EARNINGS AT BEGINNING OF PERIOD	$630.0	$446.4
Net income	42.6	46.4
Cash dividends declared:
Preferred stock	(0.5)	(0.5)
Common stock	—	(50.8)

RETAINED EARNINGS AT END OF PERIOD	$672.1	$441.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars or shares)

ASSETS	June 30, 2006	March 31, 2006

Current assets:
Cash and cash equivalents	$73.1	$119.6
Accounts receivable	280.9	266.8
Unbilled revenue	173.8	148.2
Inventories at average costs:
Materials and supplies	128.7	131.2
Fuel	98.3	80.9
Current derivative contract asset	205.0	221.7
Other	95.3	46.9

Total current assets	1,055.1	1,015.3

Property, plant and equipment	15,289.5	15,102.4
Accumulated depreciation and amortization	(5,702.4)	(5,611.5)

	9,587.1	9,490.9
Construction work-in-progress	665.1	618.3

Total property, plant and equipment, net	10,252.2	10,109.2

Other assets:
Regulatory assets	875.8	884.3
Derivative contract regulatory asset	69.5	94.7
Non-current derivative contract asset	321.1	345.3
Deferred charges and other	283.0	282.5

Total other assets	1,549.4	1,606.8

Total assets	$12,856.7	$12,731.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(Unaudited)

(Millions of dollars or shares)	June 30, 2006	March 31, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$349.8	$361.3
Accrued employee expenses	73.2	118.0
Taxes payable	43.1	47.0
Interest payable	50.4	63.0
Current derivative contract liability	97.6	97.9
Deferred income taxes	16.2	16.9
Long-term debt and capital lease obligations, currently maturing	316.9	216.9
Preferred stock subject to mandatory redemption, currently maturing	37.5	3.7
Notes payable and commercial paper	304.2	184.4
Other	119.9	107.0

Total current liabilities	1,408.8	1,216.1

Deferred credits:
Deferred income taxes	1,604.2	1,621.2
Investment tax credits	65.6	67.6
Regulatory liabilities	814.5	804.7
Non-current derivative contract liability	433.8	461.2
Pension and other post employment liabilities	378.3	385.0
Other	369.2	361.4

Total deferred credits	3,665.6	3,701.1

Long-term debt and capital lease obligations, net of current maturities	3,619.7	3,721.0
Preferred stock subject to mandatory redemption, net of current maturities	—	41.3

Total liabilities	8,694.1	8,679.5

Commitments and contingencies (See Note 4)
Shareholders’ equity:
Preferred stock	41.3	41.3

Common equity:
Common shareholder’s capital (357.1 no par shares issued and outstanding)	3,456.9	3,381.9
Retained earnings	672.1	630.0
Accumulated other comprehensive (loss) income:
Unrealized loss on derivative contracts, net of tax of $(2.6)/June	(4.2)	—
Unrealized gain on available-for-sale securities, net of tax of $0.4/June and $1.7/March	0.6	2.7
Minimum pension liability, net of tax of ($2.5)/June and March	(4.1)	(4.1)

Total common equity	4,121.3	4,010.5

Total shareholders’ equity	4,162.6	4,051.8

Total liabilities and shareholder’ equity	$12,856.7	$12,731.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PACIFICORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of dollars)	Three Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$42.6	$46.4
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss (gain) on derivative contracts, net	31.6	(12.2)
Depreciation and amortization	115.7	110.9
Deferred income taxes and investment tax credits, net	(12.7)	6.2
Regulatory asset/liability establishment and amortization	12.8	26.2
Other	13.7	11.2
Changes in:
Accounts and other receivables	(39.9)	89.5
Inventories	(14.9)	(11.2)
Amounts due to/from affiliates - MidAmerican, net	(1.2)	—
Amounts due to/from affiliates - ScottishPower, net	—	14.5
Accounts payable and accrued liabilities	(39.2)	(113.9)
Pension and post employment liabilities and other	(46.5)	(27.5)

Net cash provided by operating activities	62.0	140.1

Cash flows from investing activities:
Capital expenditures	(289.6)	(230.6)
Proceeds from sales of assets	0.1	0.4
Proceeds from available-for-sale securities	39.2	12.3
Purchases of available-for-sale securities	(58.0)	(8.9)
Other	13.6	(3.3)

Net cash used in investing activities	(294.7)	(230.1)

Cash flows from financing activities:
Changes in short-term debt	119.8	(154.2)
Proceeds from long-term debt, net of issuance costs	—	296.2
Proceeds from equity contribution	73.6	125.0
Dividends paid	(0.5)	(51.3)
Repayments of long-term debt and capital lease obligations	(0.1)	(150.0)
Redemptions of preferred stock	(7.5)	(7.5)
Other	0.9	—

Net cash provided by financing activities	186.2	58.2

Change in cash and cash equivalents	(46.5)	(31.8)
Cash and cash equivalents at beginning of period	119.6	199.3

Cash and cash equivalents at end of period	$73.1	$167.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

PacifiCorp (which includes PacifiCorp and its subsidiaries) is a United States electric utility company serving retail customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp generates electricity and also engages in electricity sales and purchases on a wholesale basis. The subsidiaries of PacifiCorp support its electric utility operations by providing coal mining and other fuel-related services, as well as environmental remediation. The Condensed Consolidated Financial Statements of PacifiCorp include its integrated electric utility operations and its wholly owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company (“MEHC”), which is 88.2% owned by Berkshire Hathaway Inc.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for the United States Securities and Exchange Commission (the “SEC”) Form 10-Q and Article 10 of Regulation S-X . Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the financial position as of June 30, 2006 and the results of operations and of cash flows for the three-month periods ended June 30, 2006 and 2005. The March 31, 2006 Condensed Consolidated Balance Sheet data was derived from audited financial statements. Certain information and footnote disclosures made in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006, have been condensed or omitted from the interim statements. A portion of the business of PacifiCorp is of a seasonal nature and, therefore, results of operations for the three months ended June 30, 2006 and 2005, are not necessarily indicative of the results for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006.

These interim statements have been prepared using accounting policies consistent with those applied at March 31, 2006, except in relation to new accounting standards and cash flow hedge accounting implemented in April 2006 as described in Note 2 - Derivative Instruments.

On May 10, 2006, the PacifiCorp Board of Directors elected to change PacifiCorp’s fiscal year-end from March 31 to December 31. PacifiCorp’s report covering the transition period beginning April 1, 2006 and ending December 31, 2006 will be filed on Form 10-K.

New Accounting Standards

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. PacifiCorp is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

Note 2 - Derivative Instruments

PacifiCorp’s derivative instruments are recorded on the Condensed Consolidated Balance Sheets as assets or liabilities measured at estimated fair value, unless they qualify for the exemptions afforded by SFAS No. 133. Changes in the fair value of derivatives are recognized in earnings during the period of change, except for contracts designated as a cash flow hedge or that are probable of recovery in retail rates. Changes in the fair value of contracts probable of recovery in retail rates are deferred as regulatory assets or liabilities pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

Unrealized gains and losses on derivative contracts not held for trading purposes are presented in the Condensed Consolidated Statements of Income and Retained Earnings as Revenues for sales contracts and as Energy costs and Operations and maintenance expense for purchase contracts and financial swaps. Unrealized and realized gains and losses from all derivative contracts held for trading purposes, including those where physical delivery is required, are recorded on a net basis in the Condensed Consolidated Statements of Income and Retained Earnings as Revenues.

The following table summarizes the amount of the pre-tax unrealized gains and losses included within the Condensed Consolidated Statements of Income and Retained Earnings associated with changes in the fair value of PacifiCorp’s derivative contracts that are not included in retail rates or designated as cash flow hedges.

	Three Months Ended June 30,

(Millions of dollars)	2006	2005

Revenues	$(26.2)	$68.5
Operating expenses:
Energy costs	(6.8)	(54.7)
Operations and maintenance	1.4	(1.6)

Total unrealized gain (loss) on derivative contracts	$(31.6)	$12.2

The following table summarizes the changes in fair value of PacifiCorp’s derivative contracts from March 31, 2006 to June 30, 2006, as well as the changes in fair value of those derivative contracts that have been recognized as a regulatory net asset (liability) because the contracts are receiving recovery in retail rates.

(Millions of dollars)	Net Derivative Asset (Liability)	Regulatory Net Asset (Liability)

Fair value of contracts outstanding at March 31, 2006	$7.9	$94.7
Contracts realized or otherwise settled during the period	(14.9)	(6.1)
Other changes in fair values (a)	1.7	(19.1)

Fair value of contracts outstanding at June 30, 2006	$(5.3)	$69.5

(a)	Other changes in fair values include the effects of changes in market prices, inflation rates and interest rates, including those based on models, on new and existing contracts.

The following table summarizes pre-tax changes in the fair value of derivative contracts:

	Three Months Ended June 30,

(Millions of dollars)	2006	2005

Change in net derivative asset (liability)	$(13.2)	$66.1

Change in net derivative asset (liability) included in:
Income from operations	$(31.6)	$12.2
Change in Regulatory net asset/liability	25.2	53.9
Other comprehensive loss	(6.8)	—

Change in net derivative asset (liability)	$(13.2)	$66.1

Cash Flow Hedging

In order to reduce the impact of fluctuations in forward prices of electricity and natural gas on PacifiCorp’s results of operations, PacifiCorp initiated cash flow hedging in April 2006 for a portion of its derivative contracts, primarily comprised of electricity sales and natural gas purchase contracts. Changes in the fair value of derivative contracts designated as cash flow hedges are recorded as other comprehensive income to the extent the hedge is effective in offsetting changes in future cash flows for forecasted electricity and natural gas purchase and sales transactions. Amounts included in other comprehensive income are reclassified to revenues or energy costs when the forecasted sale or purchase transaction affects earnings, or when it is probable that the forecasted transaction will not occur.

At June 30, 2006, PacifiCorp had cash flow hedges with expiration dates through December 2010. During the three months ended June 30, 2006, hedge ineffectiveness was insignificant and no component of the derivatives’ gain or loss was excluded from the assessment of effectiveness. At June 30, 2006, $12.6 million of pre-tax net unrealized gains are forecasted to be reclassified from other comprehensive income into earnings over the next twelve months as contracts settle. However, the actual amount reclassified into earnings may vary from the amounts recorded as of June 30, 2006 due to future price changes. Hedge ineffectiveness and reclassifications from other comprehensive income to earnings are presented in Revenues for sales contracts and for contracts held for trading purposes and in Energy costs for purchase contracts and financial swaps.

Weather Derivatives

PacifiCorp estimates and records an asset or liability corresponding to the total expected future cash flows from its non-exchange traded streamflow weather derivative contract in accordance with Emerging Issues Task Force (“EITF”) No. 99-2, Accounting for Weather Derivatives. The net liability recorded for this contract was $9.3 million at June 30, 2006 and $2.1 million at March 31, 2006. PacifiCorp recognized a loss on this contract of $9.3 million for the three months ended June 30, 2006 and a loss on this contract of $12.2 million for the three months ended June 30, 2005.

Note 3 - Financing Arrangements

PacifiCorp amended and restated its existing $800.0 million committed bank revolving credit agreement in July 2006. Changes included the extension of the termination date from August 29, 2010 to July 6, 2011.

Note 4 - Commitments and Contingencies

PacifiCorp follows SFAS No. 5, Accounting for Contingencies, to determine accounting and disclosure requirements for contingencies. PacifiCorp operates in a highly regulated environment. Governmental bodies such as the Federal Energy Regulatory Commission (the “FERC”), state regulatory commissions, the SEC, the Internal Revenue Service, the Department of Labor, the United States Environmental Protection Agency (the “EPA”) and others have authority over various aspects of PacifiCorp’s business operations and public reporting. Reserves are established when required, in management’s judgment, and disclosures regarding litigation, assessments and creditworthiness of customers or counterparties, among others, are made when appropriate. The evaluation of these contingencies is performed by various specialists inside and outside of PacifiCorp.

From time to time, PacifiCorp is also a party to various legal claims, actions, complaints and disputes, certain of which involve material amounts. PacifiCorp has recorded $12.3 million in reserves as of June 30, 2006 related to various outstanding legal actions and disputes, excluding those discussed below. This amount represents PacifiCorp’s best estimate of probable losses related to these matters. PacifiCorp currently believes that disposition of these matters will not have a material adverse effect on PacifiCorp’s consolidated financial position, results of operations or liquidity.

Environmental Matters

PacifiCorp is subject to numerous environmental laws, including the Federal Clean Air Act and various state air quality laws; the Endangered Species Act, particularly as it relates to certain endangered species of fish; the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act, and similar state laws relating to water quality. These laws could potentially impact future operations. Environmental contingencies identified at June 30, 2006, principally consist of air quality matters. Pending or proposed air regulations would, if enacted, require PacifiCorp to reduce its electricity plant emissions of sulfur dioxide, nitrogen oxides and other pollutants below current levels. These reductions would be required to address regional haze programs, mercury emissions regulations and possible re-interpretations and changes to the federal Clean Air Act. In the future, PacifiCorp may incur significant costs to comply with various stricter air emissions requirements. These potential costs are expected to consist primarily of capital expenditures. PacifiCorp expects these costs would be included in rates and, as such, would not have a material adverse impact on PacifiCorp’s consolidated financial position or results of operations. Environmental remediation liabilities recorded at June 30, 2006 totaled $40.1 million.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 51 plants with an aggregate plant net capability of 1,159.4 megawatts. The FERC regulates 93.9% of the installed capability of this portfolio through 18 individual licenses. Several of PacifiCorp’s hydroelectric projects are in some stage of relicensing under the Federal Power Act. Hydroelectric relicensing and the related environmental compliance requirements are subject to uncertainties. PacifiCorp expects that future costs relating to these matters may be significant and consist primarily of additional relicensing costs, operations and maintenance expense and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $73.5 million in costs as of June 30, 2006, for ongoing hydroelectric relicensing, which are reflected in Construction work-in-progress on the Condensed Consolidated Balance Sheet. PacifiCorp expects that these and future costs will be included in rates and, as such, will not have a material adverse impact on PacifiCorp’s consolidated financial position or results of operations.

FERC Matters

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

FERC Market Power Analysis - Pursuant to the FERC’s orders granting PacifiCorp authority to sell capacity and energy at market-based rates, PacifiCorp and certain of its former affiliates had been required to submit a joint market power analysis every three years. In February 2005, PacifiCorp submitted a joint triennial market power analysis, which indicated that PacifiCorp failed to pass one of the generation market power screens. In May 2005, the FERC issued an order instituting a proceeding pursuant to Section 206 of the Federal Power Act to determine whether PacifiCorp may continue to charge market-based rates for sales of wholesale energy and capacity. In June and July 2005, PacifiCorp and its formerly affiliated co-applicants submitted additional information and analysis to the FERC to rebut the presumption that PacifiCorp had generation market power. In January 2006, the FERC requested PacifiCorp to amend its previous filings with additional analysis, which was filed in March 2006. In June 2006, the FERC issued an order finding that PacifiCorp does not have market power and terminated the proceeding.

Note 5 – Common Shareholder’s Equity

In June 2006, PacifiCorp received a capital contribution of $73.6 million in cash from its direct parent company, PPW Holdings LLC, a subsidiary of MEHC.

Note 6 – Employee Benefits

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Retirement Plans		Other Postretirement Benefits

(Millions of dollars)	2006	2005	2006	2005

Service cost	$7.5	$7.7	$2.3	$2.2
Interest cost	18.8	18.6	8.2	7.6
Expected return on plan assets (a)	(18.1)	(19.2)	(6.5)	(6.6)
Amortization of unrecognized net obligation	0.7	2.1	3.0	3.1
Amortization of unrecognized prior service cost	0.3	0.3	0.7	0.5
Amortization of unrecognized loss	6.7	5.4	1.5	0.7
Cost of termination benefits	0.3	—	—	—
Curtailment loss (b)	0.7	—	—	—

Net periodic benefit cost	$16.9	$14.9	$9.2	$7.5

(a)

The market-related value of plan assets, among other factors, is used to determine expected return on plan assets and is calculated by spreading the difference between expected and actual investment returns over a five-year period beginning in the first year in which they occur.

(b)	Represents the curtailment loss related to the Supplemental Executive Retirement Plan.

Employer Contributions

PacifiCorp contributed $75.4 million to its retirement plans and $0.1 million to its other postretirement benefit plans during the three months ended June 30, 2006. PacifiCorp expects to contribute another $5.3 million to its retirement plans and $27.4 million to its other postretirement benefit plan during the six months ending December 31, 2006.

Severance

PacifiCorp has undertaken a review of its organization and workforce. During the three months ended June 30, 2006, PacifiCorp incurred severance expense of $8.2 million under its severance and other benefit plans as a result of the review. During the three months ended June 30, 2005, PacifiCorp incurred $4.0 million of severance expense.

Note 7 - Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,

(Millions of dollars)	2006	2005

Net income	$42.6	$46.4
Other comprehensive income:
Unrealized loss on derivative contracts, net of tax of $(2.6)/2006	(4.2)	—
Unrealized loss on available-for-sale securities, net of tax of $(1.3)/2006 and $(0.4)/2005	(2.1)	(0.7)

Total comprehensive income	$36.3	$45.7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

PacifiCorp is a regulated electric utility company serving approximately 1.6 million residential, commercial and industrial customers in service territories aggregating approximately 136,000 square miles in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. The regulatory commission in each state approves rates for retail electric sales within that state. PacifiCorp also sells electricity on the wholesale market to public and private utilities, energy marketing companies and incorporated municipalities. Wholesale activities are regulated by the Federal Energy Regulatory Commission (the “FERC”). PacifiCorp owns, or has interests in, 69 thermal, hydroelectric and wind generating plants with a net plant capability of 8,469.9 megawatts (“MW”). The FERC and the six state regulatory commissions also have authority over the construction and operation of PacifiCorp’s electric generation facilities. PacifiCorp delivers electricity through approximately 59,500 miles of distribution lines and approximately 15,600 miles of transmission lines.

On July 17, 2006, PacifiCorp changed its Pacific Power and Utah Power operating brand names in Wyoming, Utah and Idaho to Rocky Mountain Power. PacifiCorp will continue to operate under the brand name Pacific Power in Oregon, Washington and California.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this report are forward-looking. When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, the words “may,” “could,” “believes,” “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “projected,” “potential” and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements included in this report relate to, among other matters, the effect on PacifiCorp of the following: potential adjustment of regulatory rates to cover costs; regulatory commitments related to the sale of PacifiCorp to MidAmerican Energy Holdings Company (“MEHC”); the impact of new accounting standards or accounting policy changes; the outcome of litigation or regulatory proceedings and rulemaking; the timing of future regulatory filings; environmental laws; federal energy policy and legislation; capital expenditure levels; results from, and the timing of, the construction or repair of generating facilities; hydroelectric relicensing and decommissioning activities; pension and other postretirement contributions; future dividends on common stock; off-balance sheet arrangements; the effect of risk management measures; fluctuations in forward prices for electricity and natural gas; and the efficiency and effectiveness of PacifiCorp’s resource and fuel procurement and related planning. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. There can be no assurance the results predicted will be realized. Actual results may vary from those represented by the forecasts, and those variations may be material. The following are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	The outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;
•

Changes in prices and availability (for both purchases and sales) of wholesale electricity, natural gas and other fuel sources and other changes in operating costs that could affect PacifiCorp’s cost recovery;

•

Changes in regulatory requirements or other legislation, including the Energy Policy Act of 2005, legislation or regulatory outcomes limiting the ability of public utilities to recover income tax expense in retail rates such as Oregon Senate Bill 408, industry restructuring and deregulation initiatives;

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

•	Changes resulting from MEHC ownership:
•	The impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial position and results of operations;
•	The impact of interest rates, investment performance and increases in health care costs on pension and post-retirement expense;
•	Continued availability of funds to meet liquidity requirements;
•	The impact of any required performance under off-balance sheet arrangements;
•	Financial condition and creditworthiness of significant customers and suppliers;
•	The impact of financial derivatives used to mitigate or manage interest rate risk and volume and price risk due to weather extremes;
•	Changes in PacifiCorp’s credit ratings;
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
•

Other business or investment considerations that may be disclosed from time to time in the Securities and Exchange Commission (the “SEC”) filings or in other publicly disseminated written documents; and

•	The risks discussed in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006, and its other reports filed with the SEC.

Any forward-looking statements issued by PacifiCorp should be considered in light of these factors. PacifiCorp does not intend to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if PacifiCorp later becomes aware that these assumptions are not likely to be achieved.

Accounting Matters

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements. The estimates and assumptions may change as time passes and accounting guidance evolves. Management bases its estimates and assumptions on historical experience and on other various judgments that it believes are reasonable at the time of application. Changes in these estimates and assumptions could have a material impact on the Condensed Consolidated Financial Statements. If estimates and assumptions are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Any critical accounting estimates, in addition to certain less significant accounting estimates, are discussed with senior members of management and PacifiCorp’s Board of Directors, as appropriate, and are disclosed to the MEHC Audit Committee.

Those policies that management considers critical are Derivatives, Pensions and Other Postretirement Benefits, Regulation, Unbilled Revenues and Contingencies, and are described in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As discussed in “Item 1. Financial Statements – Note 2 – Derivatives,” PacifiCorp changed its Derivatives policy in April 2006 to include cash flow hedging for a portion of its derivative contracts to reduce the impact of price fluctuations in forward prices of electricity and natural gas on PacifiCorp’s results of operations.

For new accounting standards, see “Part I – Item 1. Financial Statements – Note 1 – Basis of Presentation and Summary of Significant Accounting Policies,” which are incorporated by reference into this Item 2.

RESULTS OF OPERATIONS

Overview

PacifiCorp’s net income was $42.6 million for the three months ended June 30, 2006 compared to $46.4 million for the three months ended June 30, 2005. The decrease in net income was primarily due to $43.8 million of higher net unrealized losses on derivative contracts, partially offset by higher retail prices approved by regulators and higher retail loads that were served in part by higher purchased electricity volumes at lower average prices. Net income was also impacted by lower output from thermal generation plants, partially offset by benefits from improved hydroelectric generation output.

Net unrealized losses on wholesale sales, wholesale purchases and fuel contracts accounted for as derivatives were $31.6 million during the three months ended June 30, 2006 compared to net unrealized gains of $12.2 million during the three months ended June 30, 2005, primarily due to higher net unrealized losses on contracts that physically settled during the current period and unfavorable movements in forward prices.

Output from PacifiCorp’s thermal plants decreased by 679,876 megawatt-hours (“MWh”), or 6.1%, during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to planned and unplanned outages. Output from PacifiCorp-owned hydroelectric facilities for the three months ended June 30, 2006 increased by 168,187 MWh, or 16.0%, compared to the three months ended June 30, 2005. This increase was primarily attributable to current-year water conditions that improved relative to the prior-year period. PacifiCorp’s hydroelectric generation was 111.8% of normal for the three months ended June 30, 2006, based on a 30-year average, compared to 92.6% for the three months ended June 30, 2005.

See “Regulation” below for a state-by-state update of regulatory matters.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

(Millions of dollars)	Three Months Ended June 30,		Favorable/(Unfavorable)

	2006	2005	$ Change	% Change

Retail	$695.0	$642.2	$52.8	8.2%
Wholesale sales and other	164.9	239.2	(74.3)	(31.1)

Total revenues	$859.9	$881.4	$(21.5)	(2.4)

Retail energy sales (thousands of MWh)	12,167	11,533	634	5.5
Wholesale energy sales (thousands of MWh)	3,747	3,119	628	20.1
Total retail customers (in thousands)	1,646	1,609	37	2.3

Retail revenues increased $52.8 million, or 8.2%, primarily due to:

•	$27.0 million of increases due to higher average customer usage, primarily as a result of warmer weather as compared to the previous period;
•	$18.4 million of increases from higher prices approved by regulators; and
•	$10.8 million of increases relating to growth in the number of customers.

Wholesale sales and other revenues decreased $74.3 million, or 31.1%, primarily due to:

•

$94.7 million of decreases due to $75.5 million of decreases from unrealized losses on contracts that physically settled during the period and $19.2 million of decreases due to unfavorable movements in forward prices, including the impacts of cash flow hedging; partially offset by,

•	$10.6 million of increases primarily due to higher volumes on realized short- and long-term wholesale sales transactions; and
•	$11.9 million of increases related to non-physically settled system balancing transactions.

Operating Expenses

	Three Months Ended June 30,		Favorable/(Unfavorable)

(Millions of dollars)	2006	2005	$ Change	% Change

Energy costs	$336.0	$352.4	$16.4	4.7%
Operations and maintenance	259.6	257.7	(1.9)	(0.7)
Depreciation and amortization	115.7	110.9	(4.8)	(4.3)
Taxes, other than income taxes	26.2	24.5	(1.7)	(6.9)

Total operating expenses	$737.5	$745.5	$8.0	1.1

Energy costs decreased $16.4 million, or 4.7%, primarily due to:

•

$47.9 million of decreases due to $42.8 million of decreases from unrealized gains on contracts that physically settled during the period and $5.1 million of decreases due to favorable changes in forward prices, including the impacts of cash flow hedging;

•	$4.0 million of decreases related to lower volumes of coal consumed due mainly to a decrease in thermal generation, net of the impact of higher prices for coal consumed; and
•	$2.9 million of decreases related to lower losses on the fair value of streamflow weather derivative contracts compared to the prior year; partially offset by,
•	$30.8 million of increases in purchased electricity due to higher volumes net of the impact of lower prices; and
•	$4.4 million of increases due to higher wheeling expenses.

Operations and maintenance expense increased $1.9 million, or 0.7%, primarily due to:

•	$4.2 million of increases in employee severance costs; partially offset by,
•	$2.0 million of decreases from services rendered by MEHC in the current year as compared to Scottish Power UK plc in the prior year; and
•	$1.1 million of decreases resulting from the March 2006 amendment to the terms of the West Valley lease.

Depreciation and amortization expense increased $4.8 million, or 4.3%, primarily due to higher plant in service.

Interest and Other (Income) Expense

	Three Months Ended June 30,		Favorable/(Unfavorable)

(Millions of dollars)	2006	2005	$ Change	% Change

Interest expense	$69.2	$69.3	$0.1	0.1%
Interest income	(1.6)	(2.7)	(1.1)	(40.7)
Allowance for borrowed funds	(4.8)	(4.4)	0.4	9.1
Allowance for equity funds	(6.0)	(2.6)	3.4	130.8
Other	(0.4)	(2.0)	(1.6)	(80.0)

Total interest and other (income) expense	$56.4	$57.6	$1.2	2.1

Allowance for borrowed and equity funds increased $3.8 million, or 54.3%, primarily due to higher capitalization rates during the three months ended June 30, 2006.

Income Tax Expense

Income tax expense decreased $8.5 million, primarily due to:

•	$4.5 million of decreases due to lower levels of income from operations before income tax expense for the three months ended June 30, 2006; and
•	$4.3 million of decreases in the income tax contingency reserve primarily due to the resolution of certain matters previously outstanding with the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

PacifiCorp depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities, including additional long-term debt issuances, and also by capital contributions from PacifiCorp’s direct parent company, PPW Holdings LLC. Issuance of longer-term securities is influenced by levels of short-term debt, cash from operations, capital expenditures, market conditions, regulatory approvals and other considerations.

Operating Activities

Net cash flows provided by operating activities decreased $78.1 million to $62.0 million for the three months ended June 30, 2006, compared to $140.1 million for the three months ended June 30, 2005, primarily due to cash collateral requirements reimbursed in the prior year, increased contributions to employee benefit plans, an increase in coal inventory levels and the timing of cash collections and payments.

Investing Activities

Capital spending totaled $289.6 million for the three months ended June 30, 2006, compared to $230.6 million for the three months ended June 30, 2005. Capital spending increased primarily due to the ongoing construction of the Lake Side Power Plant, construction and installation of emission control equipment and various capital projects related to transmission and distribution and other thermal and hydroelectric facilities, partially offset by decreases in expenditures for the construction of the Currant Creek Power Plant, which commenced full combined-cycle operation in March 2006.

Financing Activities

Short-Term Debt

PacifiCorp’s short-term debt increased by $119.8 million during the three months ended June 30, 2006, primarily due to capital expenditures in excess of net cash from operations, partially offset by the capital contribution received from PacifiCorp’s direct parent company, PPW Holdings LLC, and the utilization of short-term investments included in Cash and cash equivalents. Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt, of which $304.2 million was outstanding at June 30, 2006, at a weighted average rate of 5.2%.

Revolving Credit and Other Financing Agreements

PacifiCorp’s short-term borrowings and certain other financing arrangements are supported by an $800.0 million committed bank revolving credit agreement, which was amended and restated during July 2006. Changes included an extension of the termination date from August 2010 to July 2011. The interest on advances under this facility is generally based on the London Interbank Offered Rate (LIBOR) plus a margin that varies based on PacifiCorp’s credit ratings. As of June 30, 2006, this facility was fully available and there were no borrowings outstanding. In addition to this committed credit facility, PacifiCorp had $42.5 million in money market accounts included in Cash and cash equivalents available to meet its liquidity needs at June 30, 2006.

At June 30, 2006, PacifiCorp had $517.8 million of standby letters of credit and standby bond purchase agreements available to provide credit enhancement and liquidity support for variable-rate pollution-control revenue bond obligations. In addition, PacifiCorp had approximately $43.2 million of standby letters of credit to provide credit support for certain transactions as requested by third parties. These committed bank arrangements were all fully available as of June 30, 2006 and expire periodically through February 2011.

PacifiCorp’s revolving credit and other financing agreements contain customary covenants and default provisions, including a covenant not to exceed a specified debt-to-capitalization ratio of 65.0%. At June 30, 2006, PacifiCorp was in compliance with the covenants of its revolving credit and other financing agreements.

Long-Term Debt

PacifiCorp had no long-term debt issuances and made no long-term debt repayments during the three months ended June 30, 2006.

During the three months ended June 30, 2005, PacifiCorp issued $300.0 million of its 5.25% Series of First Mortgage Bonds due June 15, 2035 and made scheduled long-term debt repayments of $150.0 million.

Preferred Stock

PacifiCorp redeemed $7.5 million of Preferred stock subject to mandatory and optional redemption during each of the three months ended June 30, 2006 and 2005.

Common Shareholder’s Capital

PacifiCorp received a capital contribution of $73.6 million in cash from its direct parent company, PPW Holdings LLC, during the three months ended June 30, 2006.

On July 21, 2005, PacifiCorp issued 11,737,090 shares of common stock to its former parent company, PacifiCorp Holdings, Inc. (“PHI”), in consideration of the capital contribution of $125.0 million in cash made by PHI during the three months ended June 30, 2005.

Dividends

During the three months ended June 30, 2006, PacifiCorp had the following dividend activity:

•	$1.3 million declared on preferred stock and preferred stock subject to mandatory redemption, of which $0.8 million was recorded as interest expense; and
•	$1.5 million paid on preferred stock and preferred stock subject to mandatory redemption.

During the three months ended June 30, 2005, PacifiCorp had the following dividend activity:

•	$50.8 million declared and paid on common stock;
•	$1.4 million declared on preferred stock and preferred stock subject to mandatory redemption, of which $0.9 million was recorded as interest expense; and
•	$1.6 million paid on preferred stock and preferred stock subject to mandatory redemption.

Future Uses of Cash

Dividends

No dividends were declared or paid on common stock during the three months ended June 30, 2006. PacifiCorp does not presently anticipate that it will declare dividends on common stock during the six months ending December 31, 2006.

Capital Expenditure Program

Capital expenditures for the nine months ended December 31, 2006 are expected to be approximately $946.0 million, which include $546.8 million for ongoing operational projects, $303.7 million for generation development projects, including renewables, and $95.5 million for emissions control equipment to address current and anticipated air quality regulations.

The estimate provided above for generation development projects includes the purchase of a 100.5 MW wind project in July 2006 and the majority of the remaining costs for the construction of the Lake Side Power Plant, which is expected to cost approximately $347.0 million and is scheduled to be completed by May 2007. As of June 30, 2006, $251.2 million has been spent, of which $19.0 million is included in Property, plant and equipment and $232.2 million is included in Construction work-in-progress.

Capital expenditures are subject to continuing review and revision by PacifiCorp, and actual costs could vary from estimates due to various factors. The estimates of capital expenditures for the nine months ending December 31, 2006 generally exclude the potential impact on generation and transmission capacity of future decisions arising from further stages of PacifiCorp’s various Integrated Resource Plans. Additional expenditures may be significant but are spread over a number of years and cannot be accurately estimated at this time. Based on future decisions arising from the Integrated Resource Plan process, including additional wind generation expenditures to meet regulatory commitments, the estimate of capital expenditures may be revised.

Future Generation and Conservation – Requests for Proposals

In July 2006, PacifiCorp filed its 2012 draft request for proposal under its updated 2004 Integrated Resource Plan with the Utah Public Service Commission (the “UPSC”), the Oregon Public Utility Commission (the “OPUC”) and the Washington Utilities and Transportation Commission (the “WUTC”). The draft request for proposal is for generation resources of between 1,600.0 MW and 2,290.0 MW to be available in 2012 through 2014. It is anticipated that the commissions will issue orders in October 2006. The scope of this draft request for proposal is focused on resources capable of delivering energy and capacity in or to PacifiCorp’s network transmission system in PacifiCorp’s eastern control area. All transaction and resource decisions will be evaluated on a comparable least-cost and risk-balanced approach.

Contractual Obligations and Commercial Commitments

PacifiCorp enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. There have been no material changes outside the ordinary course of business for such commitments since March 31, 2006. For an in-depth discussion of PacifiCorp’s contractual obligations and commercial commitments, see “Contractual Obligations and Commercial Commitments” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006.

Credit Ratings

There has been no change in PacifiCorp’s credit ratings since March 31, 2006. These ratings are subject to change or withdrawal at any time by the respective credit ratings services. Each credit rating should be evaluated independently of any other rating.

In conjunction with its risk management activities, PacifiCorp must meet credit quality standards required by counterparties. In accordance with industry practice, contractual agreements that govern PacifiCorp’s energy management activities either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed certain ratings-dependent threshold levels or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s creditworthiness. If one or more of PacifiCorp’s credit ratings decline below investment grade, PacifiCorp would be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy management activities. As of June 30, 2006, PacifiCorp’s credit ratings from Standard & Poor’s and Moody’s were investment grade; however, if the ratings were to fall below investment grade, PacifiCorp’s estimated potential collateral requirements could total as much as $363.0 million. PacifiCorp’s potential collateral requirements could fluctuate considerably due to seasonality, market prices and their volatility, a loss of key PacifiCorp generating facilities or other related factors.

For a further discussion of PacifiCorp’s credit ratings and their effect on PacifiCorp’s business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006.

Off-Balance Sheet Arrangements

PacifiCorp from time to time enters into arrangements in the normal course of business to facilitate commercial transactions with third parties that involve guarantees, indemnifications or similar arrangements. PacifiCorp currently has indemnification obligations for breaches of warranties or covenants in connection with the sale of certain assets. In addition, PacifiCorp evaluates potential obligations that arise out of variable interests in unconsolidated entities, determined in accordance with revised FASB Interpretation No. 46, Consolidation of Variable-Interest Entities, an interpretation of Accounting Research Bulletin No. 51. PacifiCorp believes that the likelihood that it would be required to perform or otherwise incur any significant losses associated with any of these obligations is remote. See “Item 8. Financial Statements and Supplementary Data - Note 11 – Guarantees and Other Commitments and Note 13 – Consolidation of Variable-Interest Entities” for more information on these obligations and arrangements in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006.

Regulation

See “Item 1. Business – Regulation” in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006 for information concerning the federal and state regulatory matters in which PacifiCorp is involved. Certain developments with respect to those matters are set forth below and in “Part I – Item 1. Financial Statements – Note 4 – Commitments and Contingencies,” which is incorporated by reference into this discussion.

Utah

In March 2006, PacifiCorp filed a general rate case with the UPSC related to increased investments in Utah due to growing demand for electricity. In April 2006, PacifiCorp filed a revised case reflecting the effects of PacifiCorp’s sale to MEHC, which reduced the original increase requested from $197.2 million to $194.1 million. In July 2006, a stipulation was reached with several parties and was filed with the UPSC. The stipulation calls for an annual increase of $115.0 million, or 9.95%, with $85.0 million of the increase effective December 11, 2006 and the remaining $30.0 million effective June 1, 2007. Under the terms of the stipulation, PacifiCorp has agreed not to file another rate case until after December 11, 2007. Also as part of the stipulation, PacifiCorp’s Power Cost Adjustment Mechanisms (“PCAM”) application will be withdrawn. Hearings before the UPSC are set for August 2006.

Oregon

In February 2006, PacifiCorp filed a general rate case request with the OPUC for approximately $112.0 million, which represents a 13.2% overall increase. The request is related to investments in generation, transmission and distribution infrastructure and increases in fuel and general operating expenses, including power plant maintenance. In August 2006, a settlement agreement with all parties was filed with the OPUC. PacifiCorp will receive an increase of $43.0 million effective January 1, 2007, which reflects $33.0 million for non-power cost items and up to $10.0 million for power costs. PacifiCorp’s power costs will be updated via the existing annual transition adjustment mechanism with new rates effective January 1, 2008. PacifiCorp has agreed not to file a new rate case prior to September 1, 2007.

In September 2005, Oregon’s governor signed into law Senate Bill 408. This legislation is intended to address differences between income taxes collected by Oregon public utilities currently in retail rates and actual taxes paid by the utilities or consolidated groups in which utilities are included for income tax reporting purposes. This legislation authorizes an automatic adjustment to rates based on the taxes paid to governmental entities on or after January 1, 2006. In July 2006, the OPUC issued an interim order establishing a method to determine federal, state and local taxes that are “properly attributed” to the regulated utility of a consolidated group using the lesser of defined stand alone taxes paid or taxes paid calculated using an apportionment formula based on a ratio of sales, payroll and property located in Oregon compared to the defined group for federal and state tax purposes applied to taxes paid by the defined group. Therefore, the ratio of these factors and the federal taxes paid by PacifiCorp’s ultimate parent company, Berkshire Hathaway Inc., and the state taxes paid by the defined group may impact the amount “properly attributed” to PacifiCorp. PacifiCorp filed comments in July 2006 seeking modifications on the interim order. A final order from the OPUC establishing the permanent rule is expected in September 2006. PacifiCorp will evaluate its legal and legislative options after the permanent rule is established.

In September 2005, the OPUC issued an order granting a general rate increase of $25.9 million, or an average increase of 3.2%, effective October 2005. PacifiCorp filed its general rate case in November 2004, and following four partial stipulations with participating parties, PacifiCorp’s requested revenue requirement increase was $52.5 million. The OPUC’s order reduced PacifiCorp’s revenue requirement by $26.6 million based on the OPUC’s interpretation of Senate Bill 408. In October 2005, PacifiCorp filed with the OPUC a motion for reconsideration and rehearing of the rate order generally on the basis that the tax adjustment was not made in compliance with applicable law. With the motion, PacifiCorp also filed a deferred accounting application with the OPUC to track revenues related to the disallowed tax expenses. In July 2006, a final order was issued by the OPUC affirming its initial application of Senate Bill 408. The order also modified the tax adjustment, resulting in an additional annual increase in PacifiCorp’s revenue of $6.1 million effective July 2006, as well as granting deferred accounting for the period from October 2005 to July 2006. PacifiCorp is reviewing its legal and regulatory options.

Wyoming

In March 2006, the Wyoming Public Service Commission (the “WPSC”) approved an agreement that settled the general rate case filed by PacifiCorp in October 2005 and a separate request filed by PacifiCorp in December 2005 to recover increased costs of net wholesale purchased power used to serve Wyoming customers. The agreement provides for an annual rate increase of $15.0 million effective March 1, 2006, an additional annual rate increase of $10.0 million effective July 1, 2006, a PCAM and an agreement by the parties to support a forecast test year in the next general rate case application.

In June 2006, the WPSC approved tariffs and rate schedules to implement the rate increase of $10.0 million annually, unbundling of net power costs from base rates, and establishing a PCAM effective July 2006.

Washington

In May 2005, PacifiCorp filed a general rate case request with the WUTC for approximately $39.2 million annually, which was later reduced to approximately $30.0 million. In April 2006, the WUTC issued an order denying PacifiCorp’s request to increase retail rates. The WUTC determined that application of PacifiCorp’s cost allocation methodology failed to satisfy the statutory requirements that resources must benefit Washington ratepayers.

In April 2006, PacifiCorp filed a petition for reconsideration of the order and requested an increase of not less than $11.0 million. PacifiCorp also filed a limited rate request seeking a rate increase of approximately $7.0 million, which represents a 2.99% increase in rates. In June 2006, the WUTC suspended PacifiCorp’s limited rate request and consolidated the request with the general rate case. In July 2006, the WUTC issued an order denying PacifiCorp’s request for reconsideration and rejecting the 2.99% limited rate request filing. PacifiCorp is evaluating its legal and regulatory options for obtaining appropriate regulatory treatment in Washington.

Idaho

In June 2006, three applications were filed for approval with the Idaho Public Utilities Commission (the “IPUC”) proposing adjustments to the rates for certain Idaho customers for a total increase of $8.25 million. The applications are based on settlement agreements reached after negotiations between PacifiCorp and those customers. Requested effective dates are from September 1, 2006 to January 1, 2007. If the applications are approved by the IPUC, PacifiCorp would not file a general rate case in 2006 as originally anticipated.

California

In November 2005, PacifiCorp filed a general rate case with the California Public Utilities Commission (the “CPUC”) for an increase of $11.0 million annually, or an average increase of 15.6% related to increasing costs, including power costs and operating expenses, as well as significant needed capital investments. In May 2006, PacifiCorp filed an update that resulted in a net requested average increase of $12.8 million annually, or 18.9% for California customers. In July 2006, a settlement agreement was reached with the Division of Ratepayer Advocates and other parties on revenue requirement and other aspects of the case, including a $7.3 million annual increase. Hearings were held in late July 2006 to address the outstanding issue covering credits for the Klamath water users rate class. An order is expected from the CPUC by end of calendar 2006.

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

PacifiCorp is subject to the various risks inherent in the energy business, including credit risk, interest rate risk and commodity price risk. For an in-depth discussion of PacifiCorp’s market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

At June 30, 2006, PacifiCorp had $845.8 million of variable-rate liabilities and $74.1 million of temporary cash investments and had no financial derivatives in effect relating to interest rate exposure.

Based on a sensitivity analysis as of June 30, 2006, for a one-year horizon, PacifiCorp estimates that if market interest rates average 1.0% higher (lower), interest expense, net of offsetting impacts on interest income, would increase (decrease) by $7.7 million. Comparatively, based on a sensitivity analysis as of March 31, 2006, for a one-year horizon, had interest rates averaged 1.0% higher (lower), PacifiCorp estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by $6.1 million. These amounts include the effect of invested cash and were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding at June 30, 2006 and March 31, 2006. The increase in interest rate sensitivity was due to the increase in outstanding variable-rate commercial paper and decrease in invested cash. If interest rates changed significantly, PacifiCorp might take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in PacifiCorp’s financial structure.

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

VaR computations are based on a historical simulation technique, utilizing historical price changes over a specified (holding) period to simulate potential forward energy market price curve movements to estimate the potential unfavorable impact of such price changes on the portfolio positions scheduled to settle within the following 24 months. The quantification of market risk using VaR provides a consistent measure of risk across PacifiCorp’s continually changing portfolio. VaR represents an estimate of possible changes at a given level of confidence in fair value that would be measured on its portfolio assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur.

PacifiCorp’s VaR computations utilize several key assumptions, including a 99.0% confidence level for the resultant price changes and a holding period of five business days. The calculation includes short-term derivative commodity instruments held for risk mitigation and balancing purposes, the expected resource and demand obligations from PacifiCorp’s long-term contracts, the expected generation levels from PacifiCorp’s generation assets and the expected retail and wholesale load levels. The portfolio reflects flexibility contained in contracts and assets, which accommodate the normal variability in PacifiCorp’s demand obligations and generation availability. These contracts and assets are valued to reflect the variability PacifiCorp experiences as a load-serving entity. Contracts or assets that contain flexible elements are often referred to as having embedded options or option characteristics. These options provide for energy volume changes that are sensitive to market price changes. Therefore, changes in the option values affect the energy position of the portfolio with respect to market prices, and this effect is calculated daily. When measuring portfolio exposure through VaR, these position changes that result from the option sensitivity are held constant through the historical simulation to avoid understating VaR.

As of June 30, 2006, PacifiCorp’s estimated potential five-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 24 months was $32.2 million, as measured by the VaR computations described above, compared to $9.9 million as of June 30, 2005. The minimum, average and maximum daily VaR (five-day holding periods) for the three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,

(Millions of dollars)	2006	2005

Minimum VaR (measured)	$19.8	$6.7
Average VaR (calculated)	26.3	11.5
Maximum VaR (measured)	34.4	18.0

PacifiCorp maintained compliance with its VaR limit procedures during the three months ended June 30, 2006. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

Effective for the quarter ending September 30, 2006, PacifiCorp will change its VaR methodology for risk management purposes. The previous VaR methodology was based on a 24-month forward position, 99.0% confidence interval and five-day holding period. The new methodology is based on a 48-month forward position, 95.0% confidence interval and one-day holding period. The change to 95.0% confidence interval and one-day holding period makes PacifiCorp’s VaR methodology more consistent with industry practices. The increase in length of the forward position from 24 to 48 months is based on management’s intention to more actively manage net power cost exposure beyond 24 months and up to 48 months.

The following is a comparison of the minimum, average and maximum VaR for the quarter ended June 30, 2006 under each of the methodologies:

	Three Months Ended June 30, 2006

(Millions of dollars)	24-Month VaR	48-Month VaR

Minimum VaR (measured)	$19.8	$9.9
Average VaR (calculated)	26.3	11.9
Maximum VaR (measured)	34.4	16.4

For future quarters, the 48-month VaR methodology will be reported.

Fair Value of Derivatives

The following table shows the changes in the fair value of energy-related contracts subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, from March 31, 2006, to June 30, 2006, and quantifies the reasons for the changes.

(Millions of dollars)	Net Derivative Asset (Liability)	Regulatory Net Asset (Liability) (b)

Fair value of contracts outstanding at March 31, 2006	$7.9	$94.7
Contracts realized or otherwise settled during the period	(14.9)	(6.1)
Other changes in fair values (a)	1.7	(19.1)

Fair value of contracts outstanding at June 30, 2006	$(5.3)	$69.5

(a)	Other changes in fair values include the effects of changes in market prices, inflation rates and interest rates, including those based on models, on new and existing contracts.
(b)	Net unrealized losses (gains) related to derivative contracts included in retail rates are recorded as a regulatory net asset (liability).

PacifiCorp’s valuation models and assumptions are continuously updated to reflect current market information, and evaluations and refinements of model assumptions are performed on a periodic basis.

The following table shows summarized information with respect to valuation techniques and contractual maturities of PacifiCorp’s energy-related contracts qualifying as derivatives under SFAS No. 133 at June 30, 2006.

	Fair Value of Contracts at Period-End

(Millions of dollars)	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Trading:
Values based on quoted market prices from third-party sources	$0.7	$(0.1)	$—	$—	$0.6

Non-trading:
Values based on quoted market prices from third-party sources	$23.6	$30.8	$3.9	$1.9	$60.2
Values based on models and other valuation methods	83.1	59.6	16.5	(225.3)	(66.1)

Total non-trading	$106.7	$90.4	$20.4	$(223.4)	$(5.9)

Regulatory net asset (liability)	$(78.5)	$(60.2)	$(17.1)	$225.3	$69.5

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

PacifiCorp currently has a non-exchange traded streamflow weather derivative contract to reduce PacifiCorp’s exposure to variability in weather conditions that affect hydroelectric generation. Under the agreement, PacifiCorp pays an annual premium in return for the right to make or receive payments if streamflow levels are above or below certain thresholds. PacifiCorp estimates and records an asset or liability corresponding to the total expected future cash flow under the contract in accordance with EITF No. 99-2, Accounting for Weather Derivatives. The net liability recorded for this contract was $9.3 million at June 30, 2006 and $2.1 million at March 31, 2006. PacifiCorp recognized a loss of $9.3 million for the three months ended June 30, 2006 and a loss of $12.2 million for the three months ended June 30, 2005.

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

During the three months ended June 30, 2006, there was no other change in PacifiCorp’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, see PacifiCorp’s Annual Report on Form 10-K for the year ended March 31, 2006, as well as “Item 1. Financial Statements – Note 4 – Commitments and Contingencies.”

ITEM 1A. RISK FACTORS

There has been no material change to PacifiCorp’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended March 31, 2006.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No information is required to be reported pursuant to this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No information is required to be reported pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No information is required to be reported pursuant to this item.

ITEM 5. OTHER INFORMATION

No information is required to be reported pursuant to this item.

ITEM 6. EXHIBITS

10.1*	Andrew Haller Retention Agreement (Exhibit 10.14, Annual Report on Form 10-K, filed May 26, 2006, File No. 1-5152).

10.2*	Richard Peach Retention Agreement (Exhibit 10.15, Annual Report on Form 10-K, filed May 26, 2006, File No. 1-5152).

10.3	Amendment No. 1 to PacifiCorp Executive Severance Plan dated June 2, 2006

10.4	Amendment No. 3 to PacifiCorp Compensation Reduction Plan dated June 2, 2006

10.5	Amendment No. 10 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006

10.6	Amendment No. 11 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Section 302 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Section 302 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Section 906 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Section 906 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

99

$800,000,000 Amended and Restated Credit Agreement dated as of July 6, 2006 among PacifiCorp, The Banks Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and The Royal Bank of Scotland plc, as Syndication Agent.

______________

*Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICORP
Date: August 4, 2006	By:	/s/ RICHARD D. PEACH

Richard D. Peach
Chief Financial Officer and officer duly authorized to sign this report on behalf of registrant