Form 10-Q
period 2007-03-31
PACIFICORP /OR/
filed 2007-05-07
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission	Exact name of registrant as specified in its charter	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

1-5152	PacifiCorp	93-0246090
(An Oregon Corporation)
825 N.E. Multnomah Street,
Portland, Oregon 97232
503-813-5000

N/A
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
Yes ☒ No མ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer མ	Accelerated filer མ	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes མ No ☒

As of April 30, 2007, all 357,060,915 outstanding shares of PacifiCorp’s common stock were indirectly owned by MidAmerican Energy Holdings Company.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PacifiCorp:

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and its subsidiaries (“PacifiCorp”) as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of PacifiCorp’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements as of March 31, 2007, and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and its subsidiaries as of December 31, 2006, and the related consolidated statements of income, common shareholder’s equity and comprehensive income, and of cash flows for the nine-month period then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated financial information for the three-month period ended March 31, 2006, was not audited or reviewed by us and, accordingly, we do not express an opinion or any form of assurance on it.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 4, 2007

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2007	2006

Revenues	$1,027	$1,230

Operating expenses:
Energy costs	415	548
Operations and maintenance	262	274
Depreciation and amortization	121	113
Taxes, other than income taxes	28	24
Total	826	959

Income from operations	201	271

Interest expense and other (income) expense:
Interest expense	75	69
Interest income	(3)	(2)
Allowance for borrowed funds	(7)	(5)
Allowance for equity funds	(7)	(6)
Other	-	(2)
Total	58	54

Income before income tax expense	143	217
Income tax expense	44	70
Net income	99	147
Preferred dividend requirement	(1)	(1)
Earnings on common stock	$98	$146

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$449	$59
Accounts receivable, net	316	342
Unbilled revenue	153	178
Amounts due from affiliates - MEHC	11	53
Inventories at average costs:
Materials and supplies	150	140
Fuel	111	104
Derivative contract asset	123	151
Deferred income taxes	61	28
Other	55	57
Total current assets	1,429	1,112

Property, plant and equipment	16,008	15,843
Accumulated depreciation and amortization	(5,932)	(5,842)
	10,076	10,001
Construction work-in-progress	1,000	809
Total property, plant and equipment, net	11,076	10,810

Other assets:
Regulatory assets	1,412	1,397
Derivative contract asset	208	235
Deferred charges and other	295	298
Total other assets	1,915	1,930

Total assets	$14,420	$13,852

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382	$385
Amounts due to affiliates - MEHC	38	1
Accrued employee expenses	117	85
Taxes payable, other than income taxes	46	30
Interest payable	63	57
Derivative contract liability	110	110
Long-term debt and capital lease obligations, currently maturing	121	127
Preferred stock subject to mandatory redemption, currently maturing	38	38
Short-term debt	216	397
Other	132	135
Total current liabilities	1,263	1,365

Deferred credits:
Deferred income taxes	1,625	1,641
Investment tax credits	60	62
Regulatory liabilities	815	822
Derivative contract liability	494	504
Pension and other post employment liabilities	666	691
Other	394	374
Total deferred credits	4,054	4,094

Long-term debt and capital lease obligations, net of current maturities	4,567	3,967
Total liabilities	9,884	9,426

Commitments and contingencies (See Note 6)

Shareholders’ equity:
Preferred stock	41	41
Common equity:
Common shareholder’s capital - 750 shares authorized, no par value, 357 shares issued and outstanding	3,602	3,600
Retained earnings	901	789
Accumulated other comprehensive loss, net	(8)	(4)
Total common equity	4,495	4,385
Total shareholders’ equity	4,536	4,426
Total liabilities and shareholders' equity	$14,420	$13,852

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$99	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on derivative contracts, net	(3)	(53)
Depreciation and amortization	121	113
Deferred income taxes and investment tax credits, net	(12)	8
Regulatory asset/liability establishment and amortization	2	6
Other	8	6
Changes in:
Accounts receivable, net and other assets	49	32
Inventories	(17)	(23)
Amounts due to/from affiliates - MEHC, net	79	-
Amounts due to/from affiliates - ScottishPower, net	-	(1)
Accounts payable and other liabilities	12	86
Net cash provided by operating activities	338	321

Cash flows from investing activities:
Capital expenditures	(376)	(333)
Proceeds from sale of assets	6	-
Proceeds from available-for-sale securities	14	32
Purchases of available-for-sale securities	(12)	(20)
Other	8	(15)
Net cash used in investing activities	(360)	(336)

Cash flows from financing activities:
Changes in short-term debt	(181)	(30)
Proceeds from long-term debt, net of issuance costs	600	-
Proceeds from equity contributions	-	110
Dividends paid	(1)	(17)
Repayments and redemptions on long-term debt and capital lease obligations	(6)	(100)
Other	-	8
Net cash provided by (used in) financing activities	412	(29)

Change in cash and cash equivalents	390	(44)
Cash and cash equivalents at beginning of period	59	164
Cash and cash equivalents at end of period	$449	$120

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

PacifiCorp (which includes PacifiCorp and its subsidiaries) is a United States electric utility company serving retail customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp generates electricity and also engages in electricity sales and purchases on a wholesale basis. The subsidiaries of PacifiCorp support its electric utility operations by providing coal mining facilities and services, steam delivery services and environmental remediation. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company (“MEHC”), which is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”).

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s (the “SEC”) rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006. A portion of PacifiCorp’s business is of a seasonal nature and, therefore, results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results for a full year.

The accompanying unaudited Consolidated Financial Statements include the accounts of PacifiCorp and its subsidiaries in which it holds a controlling financial interest. Intercompany accounts and transactions have been eliminated.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Management’s Discussion and Analysis and Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp’s Transition Report on Form 10-K for the nine-month period ended December 31, 2006, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp’s assumptions regarding critical accounting estimates and significant accounting policies during the first three months of 2007, except as described in Note 2.

(2)     New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. PacifiCorp is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather, it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. PacifiCorp is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). PacifiCorp adopted the provisions of FIN 48 effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in PacifiCorp’s tax returns that do not meet these recognition and measurements standards.

As of January 1, 2007, PacifiCorp had an asset of $22 million for uncertain tax positions. PacifiCorp recognized a net increase in the asset of $22 million as a cumulative effect of adopting FIN 48, which was offset by increases in beginning retained earnings of $13 million and deferred income tax liabilities of $9 million in the Consolidated Balance Sheet. The $22 million is included in other deferred credits in the Consolidated Balance Sheet.

Included in the asset of $22 million are $14 million of net uncertain tax positions that, if recognized, would have an impact on the effective tax rate. The remaining amounts relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax positions, other than applicable interest and penalties, would not affect PacifiCorp’s effective tax rate. PacifiCorp recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. As of January 1, 2007, PacifiCorp had $7 million accrued for the receipt of interest, which is included in the asset for uncertain tax positions.

Prior to 2006, PacifiCorp filed income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The U.S. Internal Revenue Service has closed examination of PacifiCorp’s income tax returns through its tax year ended March 31, 2000. In addition, open tax years related to a number of state jurisdictions remain subject to examination. As a result of the sale of PacifiCorp to MEHC on March 21, 2006, Berkshire Hathaway commenced including PacifiCorp in its U.S. Federal income tax returns. During the three-month period ended March 31, 2007, there were no material changes to the asset for uncertain tax positions.

(3)     Recent Debt Transaction

On March 14, 2007, PacifiCorp issued $600 million of its 5.75% First Mortgage Bonds due April 1, 2037. The proceeds are being used to repay short-term debt and for other general corporate purposes.

(4)     Risk Management and Hedging Activities

PacifiCorp is directly exposed to the impact of market fluctuations in the prices of natural gas and electricity. PacifiCorp is exposed to interest rate risk as a result of the issuance of fixed and variable rate debt. PacifiCorp employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including forward contracts, swaps and options. The risk management process established by PacifiCorp is designed to identify, measure, assess, report and manage each of the various types of risk involved in its business. PacifiCorp’s portfolio of energy derivatives is substantially used for non-trading purposes. As of March 31, 2007 and December 31, 2006, PacifiCorp had no financial derivatives in effect relating to interest rate exposure.

The following table summarizes the various derivative mark-to-market positions included in the accompanying Consolidated Balance Sheets as of March 31, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Asset (Liability)			Net Asset	Comprehensive
	Assets	Liabilities	Total	(Liability)	Income (Loss) (1)

Commodity derivatives	$330	$(604)	$(274)	$271	$(3)
Foreign currency contracts	1	-	1	(1)	-
Total	$331	$(604)	$(273)	$270	$(3)

Current	$123	$(110)	$13
Non-current	208	(494)	(286)
Total	$331	$(604)	$(273)

(1)	Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the accompanying Consolidated Balance Sheets as of December 31, 2006 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Asset (Liability)			Net Asset	Comprehensive
	Assets	Liabilities	Total	(Liability)	Income (Loss) (1)

Commodity derivatives	$383	$(614)	$(231)	$233	$3
Foreign currency contracts	3	-	3	(3)	-
Total	$386	$(614)	$(228)	$230	$3

Current	$151	$(110)	$41
Non-current	235	(504)	(269)
Total	$386	$(614)	$(228)

(1)	Before income taxes.

The following table summarizes the amount of the pre-tax unrealized gains and losses included within the Consolidated Statements of Income associated with changes in the fair value of PacifiCorp’s derivative contracts that are not included in rates (in millions):

	Three-Month Periods
	Ended March 31,
	2007	2006

Revenues	$6	$278
Operating expenses:
Energy costs	(3)	(223)
Operations and maintenance	-	(2)
Total unrealized gain on derivative contracts	$3	$53

(5)     Common Shareholder’s Equity

During the three-month period ended March 31, 2006, PacifiCorp issued 9,902,728 shares of its common stock to PacifiCorp Holdings, Inc. (“PHI”), its former parent company, at a total price of $110 million.

(6)     Commitments and Contingencies

Environmental Matters

PacifiCorp is subject to numerous federal, state and local environmental laws and regulations, including the Clean Air Act, related air quality standards promulgated by the Environmental Protection Agency (“EPA”) and various state air quality laws; the Endangered Species Act; the Comprehensive Environmental Response, Compensation and Liability Act, relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act, and similar state laws relating to water quality. These laws have the potential to impact PacifiCorp’s current and future operations; the cost of complying with applicable environmental laws, regulations and rules is expected to be material to PacifiCorp’s domestic generation facilities. Current and future Clean Air Act and associated requirements will impact the operations of PacifiCorp’s generating facilities and will require PacifiCorp to reduce sulfur dioxide, nitrogen oxides and mercury emissions from current levels through the installation of additional or improved emission controls, the purchase of additional emission allowances, or some combination thereof. Additionally, the adoption of stringent limits on greenhouse emissions could significantly impact PacifiCorp’s fossil-fueled facilities, and, therefore, its financial results. As of March 31, 2007, PacifiCorp’s environmental contingencies consist principally of air quality matters. PacifiCorp believes it is in material compliance with current environmental requirements.

Accrued Environmental Costs

PacifiCorp is fully or partly responsible for environmental remediation that results from other than normal operations at various contaminated sites, including sites that are or were part of PacifiCorp’s operations and sites owned by third parties. PacifiCorp accrues environmental remediation expenses when the expense is believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, PacifiCorp’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of March 31, 2007 and December 31, 2006 was $36 million and $40 million, respectively, and is included in other liabilities and other deferred credits on the accompanying Consolidated Balance Sheets. Environmental remediation liabilities that result from the normal operation of long-lived assets and that are associated with the retirement of those assets are accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 50 plants with an aggregate plant net owned capacity of 1,160 megawatts (“MW”). The Federal Energy Regulatory Commission (the “FERC”) regulates 97.9% of the net capacity of this portfolio through 18 individual licenses. Several of PacifiCorp’s hydroelectric projects are in some stage of relicensing with the FERC. Hydroelectric relicensing and the related environmental compliance requirements are subject to uncertainties. PacifiCorp expects that future costs relating to these matters may be significant and will consist primarily of additional relicensing costs, operations and maintenance expense, and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $81 million in costs at March 31, 2007 and $79 million in costs at December 31, 2006, for ongoing hydroelectric relicensing, which are reflected in construction work-in-progress on the Consolidated Balance Sheets.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 169-MW nameplate-rated Klamath hydroelectric project in anticipation of the March 2006 expiration of the existing license. PacifiCorp is currently operating under an annual license issued by the FERC and expects to continue to operate under annual licenses until the new operating license is issued. As part of the relicensing process, the United States Departments of Interior and Commerce filed proposed licensing terms and conditions with the FERC in March 2006, which proposed that PacifiCorp construct upstream and downstream fish passage facilities at the Klamath hydroelectric project’s four mainstem dams. In April 2006, PacifiCorp filed alternatives to the federal agencies’ proposal and requested an administrative hearing to challenge some of the federal agencies’ factual assumptions supporting their proposal for the construction of the fish passage facilities. A hearing was held in August 2006 before an administrative law judge. The administrative law judge issued a ruling in September 2006 generally supporting the federal agencies’ factual assumptions. In January 2007, the United States Departments of Interior and Commerce filed modified terms and conditions consistent with March 2006 filings and rejected the alternatives proposed by PacifiCorp. PacifiCorp is prepared to meet and implement the federal agencies’ terms and conditions as part of the project’s relicensing. However, PacifiCorp expects to continue in settlement discussions with various parties in the Klamath Basin area who have intervened with the FERC licensing proceeding to try to achieve a mutually acceptable outcome for the project.

Also, as part of the relicensing process, the FERC is required to perform an environmental review. In September 2006, the FERC issued its draft environmental impact statement on the Klamath hydroelectric project license. The public comment period on the draft environmental impact statement closed on December 1, 2006. The FERC is expected to issue its final environmental impact statement in spring 2007, after which other federal agencies will complete their endangered species analyses. The states of Oregon and California will need to issue water quality certifications prior to the FERC issuing a final license.

In the relicensing of the Klamath project, PacifiCorp had incurred $43 million and $42 million in costs at March 31, 2007 and December 31, 2006, respectively, which are reflected in construction work-in-progress in the accompanying Consolidated Balance Sheets. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

Legal Matters

PacifiCorp is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. PacifiCorp does not believe that such normal and routine litigation will have a material effect on its consolidated financial results. PacifiCorp is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of air quality opacity standards at PacifiCorp’s Jim Bridger Power Plant in Wyoming. Opacity is an indication of the amount of light that is obscured in the flue of a generating facility. The complaint alleges thousands of violations of asserted six-minute compliance periods and seeks an injunction ordering the Jim Bridger plant’s compliance with opacity limits, civil penalties of $32,500 per violation, and the plaintiffs’ costs of litigation. PacifiCorp believes it has a number of defenses to the claims. PacifiCorp intends to vigorously oppose the lawsuit but cannot predict its outcome at this time. PacifiCorp has already committed to invest at least $812 million in pollution control equipment at its generating facilities, including the Jim Bridger plant. This commitment is expected to significantly reduce system-wide emissions, including emissions at the Jim Bridger plant.

FERC Issues

California Refund Case

On April 11, 2007, PacifiCorp executed a settlement and release of claims agreement (“Settlement”) with Pacific Gas and Electric Company, Southern California Edison Company, San Diego Gas & Electric Company, the People of the State of California, ex rel. Edmund G. Brown Jr., Attorney General, the California Electricity Oversight Board, and the California Public Utilities Commission (collectively, the “California Parties”), certain of which purchased energy in the California Independent System Operator (“ISO”) and the California Power Exchange (“PX”) markets during past periods of high energy prices in 2000 and 2001. The Settlement, filed with FERC on April 11, 2007, settles claims brought by the California Parties against PacifiCorp for refunds and remedies in numerous related proceedings (together, the “FERC Proceedings”), as well as certain potential civil claims, arising from events and transactions in Western United States energy markets during the period January 1, 2000, through June 20, 2001 (the “Refund Period”). Under the Settlement, PacifiCorp made a cash payment to escrows controlled by the California Parties in the amount of $16 million on April 30, 2007, and upon FERC approval of the agreement, PacifiCorp will allow the PX to release an additional $12 million to such escrows, which represents PacifiCorp’s estimated unpaid receivables from transactions in the PX and ISO markets during the Refund Period, plus interest. The monies held in the escrows will, upon FERC acceptance of the settlement, be distributed to buyers of power from the ISO and PX markets during the Refund Period. Other buyers in the ISO and PX markets will be provided the option of joining in the Settlement, in which case they will receive payments from one of the escrows. The agreement provides for the release of claims by the California Parties (as well as additional parties that join in the Settlement) against PacifiCorp for refunds, disgorgement of profits, or other monetary or non-monetary remedies in the FERC Proceedings, and provides a mutual release of claims for civil damages and equitable relief. As PacifiCorp previously accrued for these items, the settlement did not materially impact PacifiCorp’s financial results.

(7)     Employee Benefit Plans

In December 2006, non-bargaining employees were notified that PacifiCorp is switching from a traditional final average pay formula for the PacifiCorp Retirement Plan to a cash balance formula effective June 1, 2007. Benefits under the final average pay formula will be frozen as of May 31, 2007, with no further benefit accrual under that formula. All future benefits will be earned under the cash balance formula.

The components of net periodic benefit cost for the pension and other postretirement benefit plans for the three-month periods ended March 31 were as follows (in millions):

			Other
	Pension		Postretirement
	2007	2006	2007	2006

Service cost	$8	$8	$2	$2
Interest cost	19	19	8	8
Expected return on plan assets	(17)	(19)	(6)	(7)
Amortization and other costs	8	9	5	5
Net periodic benefit cost	$18	$17	$9	$8

Excluded from table above were $3 million and $2 million of contributions to the joint pension and other postretirement plans for the three-month periods ended March 31, 2007 and 2006, respectively.

Employer Contributions

Employer contributions to the pension plans and the other postretirement plan are expected to be approximately $88 million and $34 million, respectively, in 2007. As of March 31, 2007, $32 million and $9 million, respectively, of contributions had been made to the pension plans and the other postretirement plan.

Severance

PacifiCorp has undertaken a review of its organization and workforce. As a result of the review, PacifiCorp incurred severance expense of $6 million during the three-month period ended March 31, 2007, compared to $12 million during the three-month period ended March 31, 2006.

(8)     Comprehensive Income and Components of Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income for the three-month periods ended March 31 are as follows (in millions):

	2007	2006

Net income	$99	$147
Fair value adjustment on cash flow hedges, net of tax of $(3) and $-	(4)	-
Minimum pension liability, net of tax of $- and $3	-	5
Unrealized losses on marketable securities, net of tax of $- and $-	-	(1)
Total comprehensive income	$95	$151

Accumulated other comprehensive loss is included in shareholders’ equity in the Consolidated Balance Sheets and consists of the following components, net of tax (in millions):

	As of
	March 31,	December 31,
	2007	2006

Unrecognized amounts on retirement benefits, net of tax of $(4) and $(4)	$(6)	$(6)
Fair value adjustment on cash flow hedges, net of tax of $(1) and $1	(2)	2
Total accumulated other comprehensive loss, net	$(8)	$(4)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of PacifiCorp and its subsidiaries (collectively, “PacifiCorp”) during the periods included herein. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with PacifiCorp’s historical unaudited Consolidated Financial Statements and the notes thereto included elsewhere in Item 1. PacifiCorp’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” “intend,” and similar terms. These statements are based on PacifiCorp’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside PacifiCorp’s control and could cause actual results to differ materially from those expressed or implied by PacifiCorp’s forward-looking statements. These factors include, among others:

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

•
The impact of increases in healthcare costs, changes in interest rates and investment performance on pension and other post-retirement benefits expense, as well as the impact of changes in legislation on funding requirements;

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

•
Other business or investment considerations that may be disclosed from time to time in the U.S. Securities and Exchange Commission (the “SEC”) filings or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting PacifiCorp are described in PacifiCorp’s filings with the SEC. PacifiCorp undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Company Overview

PacifiCorp is a regulated electric utility company serving approximately 1.7 million retail customers in service territories aggregating approximately 136,000 square miles in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. The regulatory commission in each state approves rates for retail electric sales within that state. PacifiCorp also sells electricity on the wholesale market to public and private utilities, energy marketing companies and incorporated municipalities. Wholesale activities are regulated by the FERC. PacifiCorp owns, or has interests in, 69 thermal, hydroelectric and wind generating plants with a net plant owned capacity of 8,588-MW.  The six state regulatory commissions and the FERC also have authority over the construction and operation of PacifiCorp’s electric generation facilities. PacifiCorp transmits electricity through approximately 15,600 miles of transmission lines. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company (“MEHC”). MEHC, a global energy company based in Des Moines, Iowa, is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”).

Results of Operations

Overview

PacifiCorp’s net income was $99 million for the three-month period ended March 31, 2007 compared to $147 million for the three-month period ended March 31, 2006. The $48 million decrease in net income was primarily due to lower net unrealized gains on derivative contracts, increased fuel costs due to higher volumes and prices and higher depreciation expense. These decreases to net income were partially offset by higher retail prices approved by regulators and lower income tax expense in the current period. Net unrealized gains on derivative contracts were $3 million during the three-month period ended March 31, 2007, compared to $53 million during the three-month period ended March 31, 2006. The decrease in net unrealized gains on derivative contracts was primarily due to the change in estimate during the three-month period ended September 30, 2006 for contracts considered probable of receiving recovery in rates due to regulatory settlements in Utah and Oregon, which resulted in more activity being recorded as a net regulatory asset in the current period.

Output from PacifiCorp’s thermal plants for the three-month period ended March 31, 2007, increased by 485,145 megawatt-hours (“MWh”), or 4%, compared to the three-month period ended March 31, 2006. This increase was primarily due to the Currant Creek plant becoming fully operational at the end of March 2006. Output from PacifiCorp’s hydroelectric facilities decreased by 374,534 MWh, or 23%, during the three-month period ended March 31, 2007, compared to the three-month period ended March 31, 2006. This decrease was primarily due to drier than normal conditions in the current period.

Three-Month Period Ended March 31, 2007 Compared to Three-Month Period Ended March 31, 2006

Revenues (in millions)

	Three-Month Periods
	Ended March 31,		Favorable/(Unfavorable)
	2007	2006	$ Change	% Change

Retail	$777	$714	$63	9%
Wholesale sales and other	250	516	(266)	(52)
Total revenues	$1,027	$1,230	$(203)	(17)

Retail energy sales (gigawatt - hours)	13,076	12,766	310	2
Wholesale energy sales (gigawatt - hours)	3,496	3,480	16	-
Total retail customers (in thousands)	1,674	1,640	34	2

Retail revenues increased $63 million, or 9%, primarily due to:

•	$42 million of increases from higher retail prices approved by regulators;

•	$12 million of increases relating to growth in the number of customers;

•	$6 million of increases due to higher average customer usage, primarily as a result of colder weather as compared to the prior period; and

•	$3 million of increases due to changes in customer usage at different tariff levels.

Wholesale sales and other revenues decreased $266 million, or 52%, primarily due to:

•	$272 million of decreases due to changes in the fair value of derivative contracts;

•	$15 million of decreases on wholesale electric sales substantially due to lower prices;

•	$11 million of decreases resulting from higher sales of sulfur dioxide emission allowances in the prior period; partially offset by,

•	$39 million of increases due to higher margins on non-physically settled system balancing transactions.

Operating Expenses (in millions)

	Three-Month Periods
	Ended March 31,		Favorable/(Unfavorable)
	2007	2006	$ Change	% Change

Energy costs	$415	$548	$133	24%
Operations and maintenance	262	274	12	4
Depreciation and amortization	121	113	(8)	(7)
Taxes, other than income taxes	28	24	(4)	(17)
Total operating expenses	$826	$959	$133	14

Energy costs decreased $133 million, or 24%, primarily due to:

•	$220 million of decreases due to changes in the fair value of derivative contracts; partially offset by,

•	$33 million of increases related to higher volumes and higher average prices of natural gas consumed primarily due to increased generation;

•	$32 million of increases in purchased electricity due to higher volumes and higher average prices; and

•	$19 million of increases in cost of coal substantially due to higher prices.

Operations and maintenance expense decreased $12 million, or 4%, primarily due to:

•	$9 million of decreases in annual incentive plan expense;

•	$6 million of decreases in employee severance costs;

•	$4 million of decreases resulting from penalties in the prior period; partially offset by,

•	$4 million of increases in employee expenses, primarily due to higher pension and other post-retirement benefits costs; and

•	$3 million of increases in materials and supplies expense.

Depreciation and amortization expense increased $8 million, or 7%, primarily due to higher plant in service.

Interest and Other (Income) Expense (in millions)

	Three-Month Periods
	Ended March 31,		Favorable/(Unfavorable)
	2007	2006	$ Change	% Change

Interest expense	$75	$69	$(6)	(9)%
Interest income	(3)	(2)	1	50
Allowance for borrowed funds	(7)	(5)	2	40
Allowance for equity funds	(7)	(6)	1	17
Other	-	(2)	(2)	(100)
Total	$58	$54	$(4)	(7)

Interest expense increased $6 million, or 9%, primarily due to higher average debt outstanding and higher average variable rates during the three-month period ended March 31, 2007.

Allowance for borrowed and equity funds increased $3 million, primarily due to higher qualified construction work-in-progress balances during the three-month period ended March 31, 2007.

Income Tax Expense

Income tax expense decreased $26 million, primarily due to a decrease in income before income tax expense.

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

Operating Activities

Net cash flows provided by operating activities increased $17 million to $338 million for the three-month period ended March 31, 2007, compared to $321 million for the three-month period ended March 31, 2006, primarily due to higher retail prices approved by regulators and the timing of cash collections and payments, partially offset by higher energy costs related to generation and purchased electricity.

Investing Activities

Net cash used in investing activities increased $24 million to $360 million for the three-month period ended March 31, 2007, compared to $336 million for the three-month period ended March 31, 2006, primarily due to higher capital expenditures compared to the prior year. Capital expenditures totaled $376 million for the three-month period ended March 31, 2007, compared to $333 million for the three-month period ended March 31, 2006. Capital spending increased primarily due to wind generation investments, including investments in the 140-MW Marengo Wind Project and other wind projects. Other increases resulted from the construction and installation of emission control equipment and various capital projects related to transmission and distribution and other generation facilities. PacifiCorp spent approximately $33 million and $17 million, excluding non-cash allowance for equity funds used during construction, on these types of environmental projects during the three-month periods ended March 31, 2007 and 2006, respectively. These increases were partially offset by decreases in expenditures for the construction of the Currant Creek Power Plant, which commenced full combined-cycle operation in March 2006, and expenditures for the construction of the 534-MW Lake Side Power Plant, which were lower than the previous year.

Financing Activities

Short-Term Debt

PacifiCorp’s short-term debt decreased by $181 million during the three-month period ended March 31, 2007, to $216 million of commercial paper arrangements, primarily due to the use of a portion of the proceeds from the issuance of long-term debt, partially offset by capital expenditures in excess of net cash from operations.

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt, of which an aggregate principal amount of $216 million was outstanding at March 31, 2007, with a weighted-average interest rate of 5.3%.

Revolving Credit and Other Financing Agreements

PacifiCorp has an $800 million unsecured revolving credit facility expiring in July 2011. The credit facility includes a variable-rate borrowing option based on the London Interbank Offered Rate (LIBOR) plus 0.195% that varies based on PacifiCorp’s credit ratings for its senior unsecured long-term debt securities, and which supports PacifiCorp’s commercial paper program. At March 31, 2007, there were no borrowings outstanding under this facility. In addition to this committed bank facility, PacifiCorp had $434 million in money market accounts included in cash and cash equivalents at March 31, 2007, available to meet its liquidity needs, as well as provide for future capital expenditures and contractual obligations. See “Future Uses of Cash” below.

At March 31, 2007, PacifiCorp had $518 million of standby letters of credit and standby bond purchase agreements available to provide credit enhancement and liquidity support for variable-rate pollution-control revenue bond obligations. In addition, PacifiCorp had approximately $21 million of standby letters of credit available to provide credit support for certain transactions as requested by third parties. These committed bank arrangements were all fully available at March 31, 2007 and expire periodically through February 2011.

PacifiCorp’s revolving credit and other financing agreements contain customary covenants and default provisions, including a covenant not to exceed a specified debt-to-capitalization ratio of 0.65 to 1. At March 31, 2007, PacifiCorp was in compliance with the covenants of its revolving credit and other financing agreements.

Long-Term Debt

During the three-month period ended March 31, 2007, PacifiCorp issued $600 million of its 5.75% Series of First Mortgage Bonds due April 1, 2037 and made scheduled long-term debt repayments of $6 million.

During the three-month period ended March 31, 2006, PacifiCorp made scheduled long-term debt repayments of $100 million.

At March 31, 2007, PacifiCorp had $900 million available under currently effective SEC shelf registration statements covering future first mortgage bond and unsecured debt issuances. Also at March 31, 2007, PacifiCorp had available state regulatory authority from the Oregon Public Utility Commission (“OPUC”), Utah Public Service Commission (“UPSC”) and the Idaho Public Utility Commission (“IPUC”) to issue up to an additional $900 million of long-term debt. An additional filing would be required by the Washington Utilities and Transportation Commission (“WUTC”) prior to any future issuances.

Common Shareholder’s Capital

During the three-month period ended March 31, 2006, PacifiCorp issued 9,902,728 shares of common stock to PacifiCorp Holdings, Inc. (“PHI”), its former parent company, at a total price of $110 million.

Common Dividends

During the three-month period ended March 31, 2007, PacifiCorp did not declare or pay any dividends on common stock. During the three-month period ended March 31, 2006, PacifiCorp declared and paid a common stock dividend totaling $17 million to PHI.

Future Uses of Cash

Dividends

PacifiCorp does not currently anticipate that it will declare or pay dividends on common stock during the remainder of the year ending December 31, 2007.

Capital Expenditure Program

As of March 31, 2007, estimated capital expenditures, which exclude non-cash allowances for equity funds used during construction, for the year ending December 31, 2007, are expected to be approximately $1,649 million, which includes $763 million for ongoing operations projects, including new connections related to customer growth, $781 million for generation development and the related transmission projects, and $105 million for emission control equipment to address current and anticipated air quality regulations.

The capital expenditure estimates are subject to a high degree variability based on several factors, including, among others highlighted in “Forward-Looking Statements” above, future decisions arising from PacifiCorp’s Integrated Resource Plan process, changes in regulations, laws and market conditions, as well as the outcomes of rate-making proceedings. Additionally, capital expenditure needs are regularly reviewed by management and may change significantly as a result of such reviews.

In funding its capital expenditure program, PacifiCorp expects to obtain funds required for construction and other purposes from sources similar to those used in the past, including operating cash flows, the issuance of new long-term debt and equity contributions from PacifiCorp’s direct parent company, PPW Holdings LLC. The availability of capital will influence actual expenditures.

The estimate provided above for generation development projects for the year ending December 31, 2007, includes the remaining costs to complete the 534-MW Lake Side Power Plant, as well as upgrades of other generation plant equipment. The Lake Side Power Plant is expected to cost approximately $347 million, including approximately $13 million of non-cash allowance for equity funds used during construction, of which $295 million, including approximately $12 million of non-cash allowance for equity funds used during construction, had been incurred through March 31, 2007.

Also included in the estimate for generation development projects are the remaining costs for the construction of the 140-MW Marengo Wind Project and other potential wind generation projects. PacifiCorp continues to pursue additional cost-effective wind-powered generation.

Credit Ratings

PacifiCorp’s credit ratings at March 31, 2007, were as follows:

	Moody’s	Standard & Poor’s

Issuer/Corporate	Baa1	A-
Senior secured debt	A3	A-
Senior unsecured debt	Baa1	BBB+
Preferred stock	Baa3	BBB
Commercial paper	P-2	A-1
Outlook	Stable	Stable

In conjunction with its risk management activities, PacifiCorp must meet credit quality standards as required by counterparties. In accordance with industry practice, contractual agreements that govern PacifiCorp’s energy management activities either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed certain ratings-dependent threshold levels, or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s creditworthiness. If one or more of PacifiCorp’s credit ratings decline below investment grade, PacifiCorp would be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy management activities. At March 31, 2007, PacifiCorp’s credit ratings from Standard & Poor’s and Moody’s were investment grade; however, if the ratings fell more than one rating below investment grade, PacifiCorp’s estimated potential collateral requirements would total approximately $397 million. PacifiCorp’s potential collateral requirements could fluctuate considerably due to seasonality, market prices and their volatility, a loss of key PacifiCorp generating facilities or other related factors.

There has been no change in PacifiCorp’s credit ratings since December 31, 2006. These ratings are subject to change or withdrawal at any time by the respective credit ratings services. Each credit rating should be evaluated independently of any other rating.

For a further discussion of PacifiCorp’s credit ratings and their effect on PacifiCorp’s business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PacifiCorp’s Transition Report on Form 10-K for the nine-month period ended December 31, 2006.

Contractual Obligations and Commercial Commitments

During the three-month period ended March 31, 2007, there were no material changes outside the ordinary course of business in the contractual obligations and commercial commitments from the information provided in Item 7 of PacifiCorp’s Transition Report on Form 10-K for the nine-month period ended December 31, 2006, other than as described above, in March 2007, PacifiCorp issued $600 million of its 5.75% First Mortgage Bonds due April 1, 2037.

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred during the three-month period ended March 31, 2007, refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 for additional regulatory matter updates.

Federal Regulatory Matters

The Bonneville Power Administration Residential Exchange Program

The Northwest Power Act, through the Residential Exchange Program, provides access to the benefits of low-cost federal hydroelectricity to the residential and small-farm customers of the region’s investor-owned utilities. The program is administered by the Bonneville Power Administration (the “BPA”) in accordance with federal law. Pursuant to agreements between the BPA and PacifiCorp, benefits from the BPA are passed through to PacifiCorp’s Oregon, Washington and Idaho residential and small-farm customers in the form of electricity bill credits. In October 2000, PacifiCorp entered into a settlement agreement with the BPA that provided Residential Exchange Program benefits to PacifiCorp’s customers from October 2001 through September 2006. In May 2004, PacifiCorp, the BPA and other parties executed an additional agreement that provides for a guaranteed range of benefits to customers from October 2006 through September 2011.

Several publicly owned utilities, cooperatives and the BPA’s direct-service industry customers filed lawsuits against the BPA with the United States Ninth Circuit Court of Appeals seeking review of certain aspects of the BPA’s Residential Exchange Program, as well as challenging the level of benefits previously paid to investor-owned utility customers. On May 3, 2007, the United States Ninth Circuit Court of Appeals issued two decisions. The first decision sets aside the October 2000 Residential Exchange Program settlement agreement as being inconsistent with the BPA’s settlement authority. The second decision holds, among other things, that the BPA acted contrary to law when it allocated to its preference customers, which includes public utilities, cooperatives and federal agencies, part of the costs of the October 2000 settlement the BPA reached with its investor-owned utility customers. These United States Ninth Circuit Court of Appeals’ decisions could affect the amount of benefits passed on to PacifiCorp’s customers. Because these benefits are passed through to PacifiCorp’s customers, the outcome of this matter is not expected to have a significant effect on PacifiCorp’s consolidated financial results. There are several other lawsuits challenging certain aspects of the BPA’s Residential Exchange Program pending at the United States Ninth Circuit Court of Appeals for which the outcomes remain unknown.

Hydroelectric Relicensing

Klamath Hydroelectric Project - (Klamath River, Oregon and California)

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 169-MW nameplate-rated Klamath hydroelectric project in anticipation of the March 2006 expiration of the existing license. PacifiCorp is currently operating under an annual license granted by the FERC and expects to continue to operate under annual licenses until the new operating license is issued. As part of the relicensing process, the United States Departments of Interior and Commerce filed proposed licensing terms and conditions with the FERC in March 2006, which proposed that PacifiCorp construct upstream and downstream fish passage facilities at the Klamath hydroelectric project’s four mainstem dams. In April 2006, PacifiCorp filed alternatives to the federal agencies’ proposal and requested an administrative hearing to challenge some of the federal agencies’ factual assumptions supporting their proposal for the construction of the fish passage facilities. A hearing was held in August 2006 before an administrative law judge. The administrative law judge issued a ruling in September 2006 generally supporting the federal agencies’ factual assumptions. In January 2007, the United States Departments of Interior and Commerce filed modified terms and conditions consistent with March 2006 filings and rejected the alternatives proposed by PacifiCorp. PacifiCorp is prepared to meet and implement the federal agencies’ terms and conditions as part of the project’s relicensing. However, PacifiCorp expects to continue in settlement discussions with various parties in the Klamath Basin area who have intervened with the FERC licensing proceeding to try to achieve a mutually acceptable outcome for the project.

Also, as part of the relicensing process, the FERC is required to perform an environmental review. In September 2006, the FERC issued its draft environmental impact statement on the Klamath hydroelectric project license. The public comment period on the draft environmental impact statement closed on December 1, 2006. The FERC is expected to issue its final environmental impact statement in Spring 2007, after which other federal agencies will complete their endangered species analyses. The states of Oregon and California will need to issue water quality certifications prior to the FERC issuing a final license.

Prospect Hydroelectric Project - (Rogue River, Oregon)

In June 2003, PacifiCorp submitted a final license application to the FERC for the Prospect Nos. 1, 2 and 4 hydroelectric projects, whose nameplate ratings total 37-MW. The Oregon Department of Environmental Quality issued a 401 Water Quality Certificate for the project in April 2007, which effectively concludes the license process. FERC is expected to issue a new Order before the end of May 2007.

State Regulatory Actions

PacifiCorp is currently pursuing a regulatory program in all states, with the objective of keeping rates closely aligned to ongoing costs. The following discussion provides a state-by-state update based upon changes that occurred during the three-month period ended March 31, 2007:

Oregon

In April 2007, PacifiCorp filed its annual compliance filing with the OPUC to update forecasted net power costs, requesting a 3.9% overall price increase, approximately $36 million, to take effect January 1, 2008. The annual filing, called the Transition Adjustment Mechanism, is due each April but will be adjusted through November 2007 based on changes to forecasted power costs, such as coal and gas prices and new contracts. PacifiCorp expects a ruling from OPUC this fall.

Washington

In October 2006, PacifiCorp filed a general rate case with the WUTC for an annual increase of $23.2 million, or 10.2%. As part of the filing, PacifiCorp proposed a Washington-only cost allocation methodology, which is based on PacifiCorp’s western resources. The rate case included a five-year pilot on the proposed allocation methodology and a power cost adjustment mechanism. In its rebuttal case filed in March 2007, PacifiCorp reduced its request to $19 million. Hearings were held in March 2007 with the matter to be fully briefed by May 7, 2007. PacifiCorp anticipates that the WUTC will issue its order in summer 2007.

Environmental Matters

In addition to the discussion contained herein, refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 and Item 1 of PacifiCorp’s Transition Report on Form 10-K for the nine-month period ended December 31, 2006, for additional information regarding certain environmental matters affecting PacifiCorp’s operations.

As a result of increased attention to climate change in the United States, numerous bills have been introduced in the current session of the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority, and many congressional observers expect to see the passage of climate change legislation within the next several years. In April 2007, a United States Supreme Court decision concluded that the Environmental Protection Agency (“EPA”) has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles. In addition, pending cases that address the potential public nuisance from greenhouse gas emissions from electricity generators and the EPA’s failure to regulate greenhouse gas emissions from new and existing coal-fired plants are expected to become active. Furthermore, while debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific or regional legislative initiatives to reduce greenhouse gas emissions, including California and the Northeastern states and individual state actions to regulate greenhouse gas emissions are likely to increase. The outcome of any pending judicial proceedings and federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact PacifiCorp’s current and future fossil-fueled facilities, and, therefore, its financial results.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting PacifiCorp, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, accounting for the effects of certain types of regulation, derivatives, accrued pension and postretirement expense, income taxes and revenue recognition - unbilled revenues.

For additional discussion of PacifiCorp’s critical accounting policies, see Item 7 of PacifiCorp’s Transition Report on Form 10-K for the nine-month period ended December 31, 2006. PacifiCorp’s critical accounting policies have not changed materially since December 31, 2006, other than the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp’s Transition Report on Form 10-K for the nine-month period ended December 31, 2006. PacifiCorp’s exposure to market risk has not changed materially since December 31, 2006.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of PacifiCorp’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of PacifiCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, PacifiCorp’s management, including the chief executive officer and chief financial officer, concluded that PacifiCorp’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in PacifiCorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting PacifiCorp, review Item 3 of PacifiCorp’s Transition Report on Form 10-K for the nine-month period ended December 31, 2006. Material developments to these proceedings during the three-month period ended March 31, 2007, are included in Note 6 of the Notes to Consolidated Financial Statements in Item 1.

Item 1A.	Risk Factors.

There has been no material change to PacifiCorp’s risk factors from those disclosed in Item 1A of PacifiCorp’s Transition Report on Form 10-K for the nine-month period ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICORP
(Registrant)

Date: May 7, 2007	/s/ David J. Mendez
David J. Mendez
Senior Vice President and Chief Financial Officer and officer duly authorized to sign this report on behalf of registrant

EXHIBIT INDEX

Exhibit No.	Description

4*
Twentieth Supplemental Indenture, dated as of March 1, 2007, to PacifiCorp’s Mortgage and Deed of Trust dated as of January 9, 1989 (Exhibit 4, Current Report on Form 8-K, filed March 14, 2007, File No. 1-5152).

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges.
12.2	Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
15	Letter Re: Unaudited Interim Financial Information.
31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated herein by reference.