Form 10-Q
period 2008-03-31
PACIFICORP /OR/
filed 2008-05-02
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

1-5152	PacifiCorp	93-0246090
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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

All shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa. As of April 30, 2008, there were 357,060,915 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and its subsidiaries (“PacifiCorp”) as of March 31, 2008, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of PacifiCorp’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and its subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in common shareholder’s equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 2, 2008

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$241	$228
Accounts receivable, net	526	594
Income taxes receivable from affiliates	-	23
Inventories at average cost:
Materials and supplies	175	163
Fuel	124	129
Derivative contracts	204	143
Deferred income taxes	55	55
Other	146	141
Total current assets	1,471	1,476

Property, plant and equipment	17,089	17,014
Accumulated depreciation and amortization	(6,174)	(6,125)
Net property, plant and equipment	10,915	10,889
Construction work-in-progress	1,181	960
Total property, plant and equipment, net	12,096	11,849

Other assets:
Regulatory assets	1,201	1,091
Derivative contracts	186	215
Deferred charges and other	283	276
Total other assets	1,670	1,582

Total assets	$15,237	$14,907

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$428	$451
Income taxes payable to affiliates	17	-
Accrued employee expenses	105	80
Taxes payable, other than income taxes	47	28
Interest payable	95	74
Derivative contracts	183	117
Long-term debt and capital lease obligations, currently maturing	414	414
Other	150	149
Total current liabilities	1,439	1,313

Long-term accrued liabilities:
Other long-term accrued liabilities	388	395
Regulatory liabilities	805	799
Derivative contracts	595	497
Long-term debt and capital lease obligations, net of current maturities	4,753	4,753
Pension and other post employment liabilities	272	315
Investment tax credits	53	54
Deferred income taxes	1,745	1,701
Total liabilities	10,050	9,827

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock	41	41
Common equity:
Common shareholder’s capital - 750 shares authorized, no par value, 357 shares issued and outstanding	3,804	3,804
Retained earnings	1,346	1,239
Accumulated other comprehensive loss, net	(4)	(4)
Total common equity	5,146	5,039
Total shareholders’ equity	5,187	5,080

Total liabilities and shareholders’ equity	$15,237	$14,907

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2008	2007

Revenues	$1,095	$1,027

Operating expenses:
Energy costs	475	415
Operations and maintenance	244	262
Depreciation and amortization	117	121
Taxes, other than income taxes	29	28
Total	865	826

Income from operations	230	201

Interest and other expense (income):
Interest expense	84	75
Interest income	(3)	(3)
Allowance for borrowed funds	(8)	(7)
Allowance for equity funds	(10)	(7)
Other	1	-
Total	64	58

Income before income tax expense	166	143
Income tax expense	58	44

Net income	$108	$99

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$108	$99
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	117	121
Deferred income taxes and investment tax credits, net	51	(12)
Regulatory asset/liability establishment and amortization	(15)	2
Other	4	5
Changes in:
Accounts receivable, net and other assets	61	47
Inventories	(14)	(17)
Income taxes receivable/payable from/to affiliates, net	40	81
Accounts payable and other liabilities	5	12
Net cash provided by operating activities	357	338

Cash flows from investing activities:
Capital expenditures	(352)	(376)
Proceeds from available-for-sale securities	27	14
Purchases of available-for-sale securities	(23)	(12)
Other	-	14
Net cash used in investing activities	(348)	(360)

Cash flows from financing activities:
Changes in short-term debt	-	(181)
Proceeds from long-term debt, net of issuance costs	-	600
Preferred dividends paid	(1)	(1)
Repayments and redemptions of long-term debt and capital lease obligations	-	(6)
Other	5	-
Net cash provided by financing activities	4	412

Net change in cash and cash equivalents	13	390
Cash and cash equivalents at beginning of period	228	59
Cash and cash equivalents at end of period	$241	$449

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           General

PacifiCorp (which includes PacifiCorp and its subsidiaries) is a United States regulated electric company serving 1.7 million retail customers, including residential, commercial, industrial and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating plants, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with public and private utilities, energy marketing companies and incorporated municipalities. The regulatory commission in each state approves rates for retail electric sales within that state. PacifiCorp’s subsidiaries support its electric utility operations by providing coal-mining facilities and services and environmental remediation services. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company (“MEHC”), a holding company based in Des Moines, Iowa, owning subsidiaries that are principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”).

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s (the “SEC”) rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007. A portion of PacifiCorp’s business is of a seasonal nature and, therefore, the results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of PacifiCorp and its subsidiaries in which it holds a controlling financial interest. Intercompany accounts and transactions have been eliminated.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp’s assumptions regarding significant accounting policies during the first three months of 2008.

(2)           Change in Estimate and New Accounting Pronouncements

Change in Estimate

In August 2007, PacifiCorp filed applications with the regulatory commissions in Utah, Oregon, Wyoming, Washington and Idaho to change its rates of depreciation. PacifiCorp has received approval from the Utah, Wyoming, Washington and Idaho commissions. Based on a new depreciation study, PacifiCorp generally extended the depreciable lives of various classes of property, plant and equipment. The new depreciation rates were effective January 1, 2008, and the prospective change resulted in a benefit to pre-tax income during the three-month period ended March 31, 2008 of approximately $14 million.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. PacifiCorp is currently evaluating the impact of adopting SFAS No. 161 on its disclosures included within the notes to its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early application prohibited. SFAS No. 141(R) will not have an impact on PacifiCorp’s historical Consolidated Financial Statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of income. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. PacifiCorp is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. PacifiCorp adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. PacifiCorp adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on PacifiCorp’s Consolidated Financial Statements. Refer to Note 8 for additional discussion.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires that an employer measure plan assets and obligations as of the end of the employer’s fiscal year, eliminating the option in SFAS No. 87 and SFAS No. 106 to measure up to three months prior to the financial statement date. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is not required until fiscal years ending after December 15, 2008. As of March 31, 2008, PacifiCorp had not yet adopted the measurement date provisions of the statement. Upon adoption of the measurement date provisions, PacifiCorp will be required to record an immaterial transitional adjustment to retained earnings or to a regulatory asset depending on whether the amount is considered probable of being recovered in rates.

(3)           Regulatory Matters

In October 2007, PacifiCorp filed its first tax report under Oregon Senate Bill 408 (“SB 408”), which was enacted in September 2005. SB 408 requires that PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers file an annual tax report with the Oregon Public Utility Commission (the “OPUC”). PacifiCorp’s filing indicated that in 2006 PacifiCorp paid $33 million more in federal, state and local taxes than was collected in rates from its retail customers. PacifiCorp proposed to recover $27 million of the surcharge over a one-year period starting June 1, 2008 and to defer any excess into a balancing account for future disposition. During the review process, PacifiCorp updated its filing to address the OPUC staff recommendations, which increased the initial request by $2 million for a total of $35 million. In April 2008, the OPUC approved PacifiCorp’s revised request with $27 million to be recovered over a one-year period beginning June 1, 2008, and the remainder to be deferred until a later period with interest to accrue at PacifiCorp’s authorized rate of return. The OPUC’s decision is subject to a 60-day appeal period. PacifiCorp expects to file its 2007 tax report under SB 408 during the fourth quarter of 2008. PacifiCorp has not recorded any amounts related to either the 2006 tax report or the expected filing for 2007.

(4)           Risk Management and Hedging Activities

PacifiCorp is exposed to the impact of market fluctuations in commodity prices, principally natural gas and electricity. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. PacifiCorp employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including forward contracts, swaps and options. The risk management process established by PacifiCorp is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. PacifiCorp’s portfolio of energy derivatives is substantially used for non-trading purposes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of March 31, 2008 (in millions):

				Regulatory
	Derivative Net Assets (Liabilities)			Net Assets
	Assets	Liabilities	Net	(Liabilities)

Commodity	$390	$(778)	$(388)	$382

Current	$204	$(183)	$21
Non-current	186	(595)	(409)
Total	$390	$(778)	$(388)

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2007 (in millions):

				Regulatory
	Derivative Net Assets (Liabilities)			Net Assets
	Assets	Liabilities	Net	(Liabilities)

Commodity	$357	$(614)	$(257)	$257
Foreign currency	1	-	1	(1)
Total	$358	$(614)	$(256)	$256

Current	$143	$(117)	$26
Non-current	215	(497)	(282)
Total	$358	$(614)	$(256)

The following table summarizes the amount of the pre-tax unrealized gains and losses included within the Consolidated Statements of Operations associated with changes in the fair value of PacifiCorp’s derivative contracts that are not included in rates (in millions):

	Three-Month Periods
	Ended March 31,
	2008	2007

Revenues	$(17)	$6
Operating expenses:
Energy costs	11	(3)
Operations and maintenance	-	-
Total unrealized gain (loss) on derivative contracts	$(6)	$3

(5)           Commitments and Contingencies

Environmental Matters

PacifiCorp is subject to numerous environmental laws, including the federal Clean Air Act, related air quality standards promulgated by the Environmental Protection Agency and various state air quality laws; the Endangered Species Act, particularly as it relates to certain endangered species of fish; the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act and similar state laws relating to water quality. These laws have the potential for impacting PacifiCorp’s operations. Specifically, the Clean Air Act will likely continue to impact the operations of PacifiCorp’s generating facilities and will likely require PacifiCorp to reduce emissions from those facilities through the installation of additional or improved emission controls, the purchase of additional emission allowances, or some combination thereof. As of March 31, 2008, PacifiCorp’s environmental contingencies principally consist of air quality matters. Pending or proposed air regulations would, if enacted, require PacifiCorp to reduce its electricity plant emissions of sulfur dioxide, nitrogen oxide and other pollutants at its generating plants below current levels. PacifiCorp believes it is in material compliance with current environmental requirements.

Accrued Environmental Costs

PacifiCorp is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of PacifiCorp’s operations and sites owned by third parties. PacifiCorp accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, PacifiCorp’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of March 31, 2008 and December 31, 2007 was $29 million, and is included in other current liabilities and other deferred credits in the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 47 plants with an aggregate plant net owned capacity of 1,158 megawatts (“MW”). The Federal Energy Regulatory Commission (the “FERC”) regulates 98% of the net capacity of this portfolio through 16 individual licenses. As of March 31, 2008, PacifiCorp’s Klamath, Lewis and Prospect hydroelectric projects were in some stage of relicensing with the FERC. In April 2008, the FERC issued a new license for the Prospect hydroelectric project as described below. Hydroelectric relicensing and the related environmental compliance requirements and litigation are subject to uncertainties. PacifiCorp expects that future costs relating to these matters will be significant and will consist primarily of additional relicensing costs, operations and maintenance expense, and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $91 million and $89 million in costs as of March 31, 2008 and December 31, 2007, respectively, for ongoing hydroelectric relicensing projects, which are reflected in construction work-in-progress in the Consolidated Balance Sheets.

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

Also, as part of the relicensing process, the FERC is required to perform an environmental review. In September 2006, the FERC issued its draft environmental impact statement on the Klamath hydroelectric project license. PacifiCorp filed comments on the draft statement by the close of the public comment period on December 1, 2006. Subsequently, in November 2007, the FERC issued its final environmental impact statement. The United States Fish and Wildlife Service and the National Marine Fisheries Service issued final biological opinions in December 2007 analyzing the hydroelectric project’s impact on endangered species under a new FERC license consistent with the FERC staff’s recommended alternative and modified terms and conditions issued by the Departments of Interior and Commerce. The United States Fish and Wildlife Service asserts the hydroelectric project is currently not covered by previously issued biological opinions and that consultation under the Endangered Species Act is required by the issuance of annual license renewals. PacifiCorp disputes these assertions and believes that consultation on annual FERC licenses is not required. PacifiCorp will need to obtain water quality certifications from Oregon and California prior to the FERC issuing a final license. PacifiCorp currently has applications pending before each state.

In the relicensing of the Klamath hydroelectric project, PacifiCorp had incurred $50 million and $48 million in costs at March 31, 2008 and December 31, 2007, respectively, which are reflected in construction work-in-progress in the Consolidated Balance Sheets. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

Prospect Hydroelectric Project – (Rogue River, Oregon)

In June 2003, PacifiCorp submitted a final license application to the FERC for the Prospect Nos. 1, 2 and 4 hydroelectric projects, with total nameplate ratings of 37 MW. The Oregon Department of Environmental Quality issued a 401 Water Quality certificate for the project in April 2007. In April 2008, the FERC issued a new license for a period of 30 years effective April 1, 2008. In the relicensing of the Prospect hydroelectric project, PacifiCorp had incurred $7 million in costs as of March 31, 2008 and December 31, 2007, respectively, which are reflected in construction work-in-progress in the Consolidated Balance Sheets.

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

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of the Wyoming state opacity standards at PacifiCorp’s Jim Bridger plant in Wyoming. Under Wyoming state requirements, which are part of the Jim Bridger plant’s Title V permit and are enforceable by private citizens under the federal Clean Air Act, a potential source of pollutants such as a coal-fired generating facility must meet minimum standards for opacity, which is a measurement of light that is obscured in the flue of a generating facility. The complaint alleges thousands of violations of six-minute compliance periods and seeks an injunction ordering the Jim Bridger plant’s compliance with opacity limits, civil penalties of $32,500 per day per violation and the plaintiffs’ costs of litigation. The court granted a motion to bifurcate the trial into separate liability and remedy phases. In March 2008, the court indefinitely postponed the date for the liability-phase trial. It is not known when the court will reschedule the liability-phase trial. The remedy-phase trial has not yet been scheduled. The court also has before it a number of motions on which it has not yet ruled. PacifiCorp believes it has a number of defenses to the claims. PacifiCorp intends to vigorously oppose the lawsuit but cannot predict its outcome at this time. PacifiCorp has already committed to invest at least $812 million in pollution control equipment at its generating facilities, including the Jim Bridger plant. This commitment is expected to significantly reduce system-wide emissions, including emissions at the Jim Bridger plant.

FERC Issues

Northwest Refund Case

In June 2003, the FERC terminated its proceeding relating to the possibility of requiring refunds for wholesale spot-market bilateral sales in the Pacific Northwest between December 2000 and June 2001. The FERC concluded that ordering refunds would not be an appropriate resolution of the matter. In November 2003, the FERC issued its final order denying rehearing. Several market participants, excluding PacifiCorp, filed petitions in the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) for review of the FERC’s final order. In August 2007, the Ninth Circuit concluded that the FERC failed to adequately explain how it considered or examined new evidence showing intentional market manipulation in California and its potential ties to the Pacific Northwest, and that the FERC should not have excluded from the Pacific Northwest refund proceeding purchases of energy made by the California Energy Resources Scheduling (“CERS”) division in the Pacific Northwest spot market. The Ninth Circuit remanded the case to the FERC to (i) address the new market manipulation evidence in detail and account for it in any future orders regarding the award or denial of refunds in the proceedings, (ii) include sales to CERS in its analysis and (iii) further consider its refund decision in light of related, intervening opinions of the court. The Ninth Circuit offered no opinion on the FERC’s findings based on the record established by the administrative law judge and did not rule on the merits of the FERC’s November 2003 decision to deny refunds. Due to the remand, PacifiCorp cannot predict the impact of this ruling at this time.

(6)           Employee Benefit Plans

Net periodic benefit cost for PacifiCorp’s pension, including its Supplemental Executive Retirement Plan, and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2008	2007

Pension:
Service cost	$7	$8
Interest cost	16	19
Expected return on plan assets	(18)	(17)
Net amortization and other costs	2	8
Net periodic benefit cost	$7	$18

Other postretirement:
Service cost	$2	$2
Interest cost	8	8
Expected return on plan assets	(7)	(6)
Net amortization and other costs	4	5
Net periodic benefit cost	$7	$9

Employer contributions to the pension and other postretirement plans are expected to be approximately $70 million and $27 million, respectively, in 2008. As of March 31, 2008, $34 million and $7 million of contributions had been made to the pension and other postretirement plans, respectively. Also during 2008, PacifiCorp expects to contribute approximately $12 million to the joint trust union plans. During each of the three-month periods ended March 31, 2008 and 2007, $3 million of contributions were made to the joint trust union plans and are excluded from the tables above.

(7)           Comprehensive Income and Components of Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows (in millions):

	Three-Month Periods
	Ended March 31,
	2008	2007

Net income	$108	$99
Other comprehensive loss:
Fair value adjustment on cash flow hedges, net of tax of $- and $(3)	-	(4)

Comprehensive income	$108	$95

As of March 31, 2008 and December 31, 2007, accumulated other comprehensive loss, net consisted of unrecognized amounts on retirement benefits of $4 million, net of tax of $2 million. Accumulated other comprehensive loss, net is included in shareholders’ equity in the Consolidated Balance Sheets.

(8)           Fair Value Measurements

PacifiCorp has various financial instruments that are measured at fair value in the Consolidated Financial Statements, including marketable debt and equity securities and commodity derivatives. PacifiCorp’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that PacifiCorp has the ability to access at the measurement date.

•
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 – Unobservable inputs reflect PacifiCorp’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. PacifiCorp develops these inputs based on the best information available, including PacifiCorp’s own data.

The following table presents PacifiCorp’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Available-for-sale securities	$47	$61	$-	$-	$108
Commodity derivatives	-	246	327	(183)	390
	$47	$307	$327	$(183)	$498

Liabilities:
Commodity derivatives	$-	$(297)	$(639)	$158	$(778)

(1)	Primarily represents netting under master netting arrangements in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.
(2)	Does not include investments in either pension or other postretirement plan assets.

PacifiCorp’s investments in debt and equity securities are classified as available-for-sale and stated at fair value. When available, the quoted market price or net asset value of an identical security in the principal market is used to record the fair value by multiplying the quoted market price or net asset value by the number of shares owned or par value. In the absence of a quoted market price in a readily observable market, the fair value is determined using broker quotes and pricing models based on observable market inputs and quoted market prices of securities with similar characteristics.

PacifiCorp uses various commodity derivative instruments, including forward contracts, options, swaps and other over-the-counter agreements. The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years, and therefore PacifiCorp’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years or the instrument is not actively traded. Given that limited market data exists for these instruments, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. As permitted under SFAS No. 157, PacifiCorp utilizes a mid-market pricing convention for valuing its assets and liabilities measured and reported at fair value.

The following table reconciles the beginning and ending balance of PacifiCorp’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-month period ended March 31, 2008 (in millions):

Derivative Instruments

Balance, January 1, 2008	$(311)
Gains (losses) included in earnings:	-
Realized gains (losses)	-
Unrealized gains (losses)	-
Unrealized gains (losses) included in other comprehensive income	-
Unrealized gains (losses) included in regulatory assets	(1)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, March 31, 2008	$(312)

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of PacifiCorp and its subsidiaries (collectively, “PacifiCorp”) during the periods included herein. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with PacifiCorp’s historical unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Form 10-Q. PacifiCorp’s actual results in the future could differ significantly from the historical results.

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

Further details of the potential risks and uncertainties affecting PacifiCorp are described in its filings with the SEC, including Item 1A and other discussions contained in this Form 10-Q. PacifiCorp undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Results of Operations

Overview

PacifiCorp’s net income increased $9 million during the three-month period ended March 31, 2008 to $108 million compared to $99 million for the three-month period ended March 31, 2007, primarily due to higher retail and wholesale revenues and lower operations and maintenance costs, substantially offset by higher fuel costs.

Retail revenues increased due to higher prices approved by regulators, as well as continued growth in the average number of customers and usage. Net margin on wholesale activities increased primarily due to higher average prices on wholesale revenues, partially offset by lower volumes. Purchased electricity volumes decreased; however, the impact was more than offset by higher prices. PacifiCorp’s financial results were further improved due to higher output at PacifiCorp’s thermal and wind plants. These improvements were partially offset by increased natural gas consumed at PacifiCorp’s natural gas-fired generation plants due to the addition of the 548-MW Lake Side plant placed into service in September 2007, higher volumes and costs of coal consumed and lower hydroelectric generation.

Output from PacifiCorp’s thermal plants during the three-month period ended March 31, 2008 increased by 1,414,244 megawatt-hours (“MWh”), or 11%, compared to the three-month period ended March 31, 2007, primarily due to the addition of the 548-MW Lake Side plant. Output from PacifiCorp’s hydroelectric facilities decreased by 246,146 MWh, or 19%, during the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007, primarily due to colder than normal temperatures that caused below-average water inflows into PacifiCorp’s hydroelectric systems.

Three-Month Periods Ended March 31, 2008 and 2007

Revenues (dollars in millions)

	Three-Month Periods
	Ended March 31,		Favorable/(Unfavorable)
	2008	2007	$ Change	% Change

Retail	$834	$777	$57	7%
Wholesale revenues and other	261	250	11	4
Total revenues	$1,095	$1,027	$68	7

Retail energy sales (gigawatt - hours)	13,711	13,076	635	5
Wholesale energy sales (gigawatt - hours)	3,271	3,496	(225)	(6)
Average retail customers (in thousands)	1,702	1,675	27	2

Retail revenues increased $57 million, or 7%, primarily due to:

•	$24 million of increases from higher retail prices approved by regulators;

•	$18 million of increases due to higher average customer usage primarily due to weather; and

•	$14 million of increases due to growth in the average number of customers.

Wholesale revenues and other revenues increased $11 million, or 4%, primarily due to:

•
$27 million of increases primarily due to higher average wholesale prices, partially offset by lower volumes on wholesale electric sales and lower margins on non-physically settled system-balancing transactions; and

•	$5 million of increases in transmission revenue; partially offset by,

•	$23 million of decreases due to changes in the fair value of energy sales contracts accounted for as derivatives.

Operating Expenses (in millions)

	Three-Month Periods
	Ended March 31,		Favorable/(Unfavorable)
	2008	2007	$ Change	% Change

Energy costs	$475	$415	$(60)	(14)%
Operations and maintenance	244	262	18	7
Depreciation and amortization	117	121	4	3
Taxes, other than income taxes	29	28	(1)	(4)
Total operating expenses	$865	$826	$(39)	(5)

Energy costs increased $60 million, or 14%, primarily due to:

•	$54 million of increases due to higher volumes of natural gas consumed at higher average prices;

•	$22 million of increases due to higher volumes of coal consumed at higher average prices; and

•	$4 million of increases in purchased electricity due to higher average prices, partially offset by lower volumes; partially offset by,

•	$14 million of decreases due to changes in the fair value of energy purchase contracts accounted for as derivatives; and

•	$7 million of decreases primarily due to the deferral of incurred power costs in accordance with established adjustment mechanisms.

Operations and maintenance decreased $18 million, or 7%, primarily due to:

•	$10 million of decreases in employee expenses, primarily due to lower pension and other postretirement benefit expenses; and

•	$5 million of decreases due to the establishment of the Wyoming severance recovery regulatory asset.

Depreciation and amortization decreased $4 million, or 3%, primarily due to a $14 million reduction resulting from the extension of the depreciable lives of certain property, plant and equipment as a result of PacifiCorp’s recent depreciation study, partially offset by higher plant-in-service in the current period.

Interest and Other Expense (Income) (in millions)

	Three-Month Periods
	Ended March 31,		Favorable/(Unfavorable)
	2008	2007	$ Change	% Change

Interest expense	$84	$75	$(9)	(12)%
Interest income	(3)	(3)	-	-
Allowance for borrowed funds	(8)	(7)	1	14
Allowance for equity funds	(10)	(7)	3	43
Other	1	-	(1)	(100)
Total	$64	$58	$(6)	(10)

Interest expense increased $9 million, or 12%, primarily due to higher average debt outstanding during the three-month period ended March 31, 2008.

Allowance for borrowed and equity funds increased $4 million, or 29%, primarily due to higher qualified construction work-in-progress balances during the three-month period ended March 31, 2008.

Income Tax Expense

Income tax expense for the three-month period ended March 31, 2008 increased $14 million to $58 million from the comparable period in 2007, primarily due to higher pre-tax earnings, as well as lower tax benefits associated with both the regulatory treatment of certain deferred income taxes and tax years under examination by the Internal Revenue Service, partially offset by increases in tax credits associated with renewable energy. The effective tax rates were 35% and 31% for the three-month periods ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

PacifiCorp depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. To the extent funds are not available to support capital expenditures, projects may be delayed and operating income may be reduced. Short-term cash requirements not met by cash provided by operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through long-term debt issuances and through cash capital contributions from PacifiCorp’s direct parent company, PPW Holdings LLC. PacifiCorp expects it will need additional periodic equity contributions from its parent company over the next several years. Issuance of long-term securities is influenced by levels of short-term debt, cash flows provided by operating activities, capital expenditures, market conditions, regulatory approvals and other considerations.

Operating Activities

Net cash flows provided by operating activities increased $19 million to $357 million for the three-month period ended March 31, 2008 compared to $338 million for the three-month period ended March 31, 2007, primarily due to higher retail and wholesale revenues, partially offset by the timing of payments and cash collections and higher fuel costs.

Investing Activities

Net cash used in investing activities decreased $12 million to $348 million for the three-month period ended March 31, 2008 compared to $360 million for the three-month period ended March 31, 2007. Capital expenditures totaled $352 million for the three-month period ended March 31, 2008 compared to $376 million for the three-month period ended March 31, 2007. Capital spending decreased $24 million primarily due to higher spending to complete the 140-MW Marengo wind plant, which was placed into service in 2007. Partially offsetting this decrease, PacifiCorp spent approximately $47 million and $33 million, excluding non-cash allowance for equity funds used during construction, on emission control environmental projects during the three-month periods ended March 31, 2008 and 2007, respectively.

Financing Activities

Revolving Credit and Other Financing Agreements

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2008, PacifiCorp had no short-term debt outstanding and $1.5 billion available under its unsecured revolving credit facilities. The bank facilities support PacifiCorp’s commercial paper program and include a variable interest rate borrowing option based on the London Interbank Offered Rate, plus a margin that is currently 0.195%, and varies based on PacifiCorp’s credit ratings for its senior unsecured long-term debt securities.

In addition to these committed bank facilities, as of March 31, 2008, PacifiCorp had $214 million in money market accounts included in cash and cash equivalents available to meet its liquidity needs, as well as to provide for future capital expenditures and contractual obligations. Refer to “Future Uses of Cash” below.

PacifiCorp’s revolving credit and other financing agreements contain customary covenants and default provisions, including a covenant not to exceed a specified debt-to-capitalization ratio of 0.65 to 1.0. As of March 31, 2008, PacifiCorp was in compliance with the covenants of its revolving credit and other financing agreements.

Long-Term Debt

In January 2008, PacifiCorp received regulatory authority from the Oregon Public Utility Commission (the “OPUC”) and the Idaho Public Utilities Commission (the “IPUC”) to issue up to an additional $2.0 billion of long-term debt. PacifiCorp must notify the Washington Utilities and Transportation Commission (the “WUTC”) prior to any future issuance. Also in January 2008, PacifiCorp filed a shelf registration statement with the SEC covering future first mortgage bond issuances.

Future Uses of Cash

PacifiCorp may from time to time seek to acquire its outstanding securities through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, may be temporary, and will depend on prevailing market conditions, interest rates on securities, PacifiCorp’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Dividends

PacifiCorp does not currently anticipate that it will declare or pay dividends on common stock during the remainder of the year ending December 31, 2008.

Investing Activities

Estimated capital expenditures for the year ending December 31, 2008 are expected to be approximately $2.2 billion, excluding non-cash allowance for equity funds used during construction. This estimate includes $955 million for ongoing operations projects, including new connections related to customer growth and generation plant overhauls; $846 million for generation development and the related transmission projects; $202 million for transmission system expansion and upgrades; and $233 million for emission control equipment for existing generation plants to address current and anticipated air quality regulations.

The capital expenditures estimate for generation development projects provided above for the year ending December 31, 2008 includes the remaining construction costs for the development of the 94-MW Goodnoe Hills, 70-MW Marengo expansion, 99-MW Glenrock, 99-MW Rolling Hills and 99-MW Seven Mile Hill wind plant projects expected to be placed into service through December 31, 2008. The estimate also includes construction costs for the development of the 39-MW Glenrock III and 19.5-MW Seven Mile Hill II projects, which are also expected to be placed into service through December 31, 2008, and costs for wind turbine generators and site development for the 99-MW High Plains project, which is expected to be placed into service in 2009. Evaluation and development efforts are in progress related to additional prospective wind plants expected to be completed in 2009 and beyond.

The capital expenditure estimate for transmission system expansion and upgrades for the year ending December 31, 2008 includes the construction of a 127-mile, double-circuit, 345-kilovolt transmission line to be built between the Populus substation located in southern Idaho and the Terminal substation located in Utah. This line will be constructed in the Path C Transmission corridor, a primary transmission corridor in PacifiCorp’s balancing authority area. PacifiCorp expects to complete construction of this line in 2010.

The capital expenditure estimate for emission control equipment projects for the year ending December 31, 2008 includes remaining costs to complete the installation of emission control equipment at the Cholla plant, as well as estimated capital expenditures related to the replacement of an existing sulfur dioxide scrubber on Unit 4 and the addition of a new scrubber on Unit 3 of the Dave Johnston plant.

In April 2008, PacifiCorp entered into a purchase agreement to acquire 100% of the equity interests of an entity owning a 520-MW natural gas-fired facility located in Chehalis, Washington. This anticipated acquisition is not included in the above estimated capital expenditures for the year ending December 31, 2008. The acquisition is subject to regulatory approval by the FERC, the Department of Justice/Federal Trade Commission pursuant to the Hart-Scott-Rodino Act, the Federal Communications Commission, the Utah Public Service Commission (the “UPSC”) and the Washington Energy Facilities Siting Council. In April 2008, PacifiCorp filed requests with the UPSC and the OPUC seeking a waiver of state-mandated request for proposal procurement processes to purchase a generating facility. Also in April 2008, PacifiCorp filed with the FERC its application under Section 203 of the Federal Power Act.

PacifiCorp is subject to federal, state and local laws and regulations with regard to air and water quality, renewable portfolio standards, hazardous and solid waste disposal and other environmental matters. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to PacifiCorp. In particular, future mandates, including those associated with addressing the issue of global climate change, may impact the operation of PacifiCorp’s generating facilities and may require PacifiCorp to reduce emissions at its facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. PacifiCorp is not aware of any proven commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and gas-fired facilities and PacifiCorp is uncertain when, or if, such technology will be commercially available.

Expenditures for compliance-related items such as pollution-control technologies, replacement generation, mine reclamation, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into the regulated retail rates of PacifiCorp. An inability to recover these costs from PacifiCorp’s customers, either through regulated rates, long-term arrangements or market prices could adversely affect PacifiCorp’s future financial results.

The estimates and projects described above are subject to a high degree of variability based on several factors, including, among others highlighted in “Forward-Looking Statements” herein and discussed above, changes in regulations, laws, the economy and market conditions, as well as the outcomes of rate-making proceedings. Future decisions arising from the Integrated Resource Plan (“IRP”) process may impact future estimated capital expenditures. Additionally, capital expenditure needs are regularly reviewed by management and may change significantly as a result of such reviews.

PacifiCorp expects to obtain funds required for construction and other capital expenditure purposes from sources similar to those used in the past, including operating cash flows, the issuance of new long-term debt and equity contributions from PacifiCorp’s direct parent company, PPW Holdings LLC. The availability of capital will influence actual expenditures.

Requests for Proposal

PacifiCorp has issued a series of separate requests for proposal, each of which focuses on a specific category of resources as provided in the IRP. The IRP and the requests for proposal provide for the identification and staged procurement of resources in future years to achieve load/resource balance. As required by applicable laws and regulations, PacifiCorp files draft requests for proposal with the UPSC, the OPUC and the WUTC prior to issuance to the market.

In January 2008, PacifiCorp issued to the market a 2008 renewable request for proposal for less than 100 MW or greater than 100 MW for a power purchase agreement with a term of less than five years, to become available no later than December 2009. Bids from the market were received in March 2008 and are currently under evaluation.

Credit Ratings

PacifiCorp’s credit ratings at March 31, 2008, were as follows:

	Moody’s	Standard & Poor’s

Issuer/Corporate	Baa1	A-
Senior secured debt	A3	A-
Senior unsecured debt	Baa1	BBB+
Preferred stock	Baa3	BBB
Commercial paper	P-2	A-1
Outlook	Stable	Stable

In conjunction with its risk management activities, PacifiCorp must meet credit quality standards as required by counterparties. In accordance with industry practice, contractual agreements that govern PacifiCorp’s energy management activities either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed certain ratings-dependent threshold levels, or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s creditworthiness. If one or more of PacifiCorp’s credit ratings decline below investment grade, PacifiCorp would be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy management activities. If PacifiCorp’s unsecured ratings fell one rating below investment grade, PacifiCorp’s estimated potential collateral requirements as of March 31, 2008 would have totaled approximately $332 million. Additional collateral requirements would be necessary if ratings fell further than one rating below investment grade. PacifiCorp’s potential collateral requirements could fluctuate considerably due to seasonality, market prices and their volatility, a loss of key PacifiCorp generating facilities or other related factors.

For a further discussion of PacifiCorp’s credit ratings and their effect on PacifiCorp’s business, refer to Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations and Commercial Commitments

Subsequent to December 31, 2007, there were no material changes outside the normal course of business in the contractual obligations and commercial commitments from the information provided in Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007.

Regulatory Matters

Federal Regulatory Matters

In addition to the discussion contained herein, refer to Note 5 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further information regarding federal regulatory matters.

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

Several publicly owned utilities, cooperatives and the BPA’s direct-service industry customers filed lawsuits against the BPA with the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of certain aspects of the BPA’s Residential Exchange Program, as well as challenging the level of benefits previously paid to investor-owned utility customers. In May 2007, the Ninth Circuit issued two decisions that resulted in the BPA suspending payments to the Pacific Northwest’s six utilities, including PacifiCorp. This resulted in increases to PacifiCorp’s residential and small-farm customers’ electric bills in Oregon, Washington and Idaho.

In February 2008, the BPA initiated a rate proceeding under section 7(i) of the Northwest Power Act to reconsider the level of benefits for the years 2002 through 2006 consistent with the Ninth Circuit’s decisions, to re-establish the level of benefits for years 2007 and 2008 and to set the level of benefits for years 2009 and beyond. Also in February 2008, the BPA offered PacifiCorp and other investor-owned utilities an interim agreement intended to resume customer benefits pending the outcome of the rate proceeding. In March 2008, the OPUC ordered PacifiCorp to not execute the interim agreement offered by the BPA because the benefits offered were subject to true-up and acceptance of the benefits before the conclusion of the rate proceeding was not in the best interest of customers. Also in March 2008, PacifiCorp and other parties submitted opening testimony in the BPA Section 7(i) rate proceeding. Because the benefit payments from the BPA are passed through to PacifiCorp’s customers, the outcome of this matter is not expected to have a significant effect on PacifiCorp’s consolidated financial results.

        Hydroelectric Relicensing

For a discussion of hydroelectric relicensing, refer to Note 5 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Hydroelectric Decommissioning

Condit Hydroelectric Project – (White Salmon River, Washington)

In September 1999, a settlement agreement to remove the 14-MW (nameplate rating) Condit hydroelectric project was signed by PacifiCorp, state and federal agencies and non-governmental organizations. Under the original settlement agreement, removal was expected to begin in October 2006 with a total cost to decommission not to exceed $17 million, excluding inflation. In early February 2005, the parties agreed to modify the settlement agreement so that removal would not begin until October 2008 with a total cost to decommission not to exceed $21 million, excluding inflation. The settlement agreement is contingent upon receiving a FERC surrender order and other regulatory approvals that are not materially inconsistent with the amended settlement agreement. PacifiCorp is in the process of acquiring all necessary permits within the terms and conditions of the amended settlement agreement. The permitting process is ongoing and will not be completed in time to allow the decommissioning of the project to begin by the October 2008 target date under the settlement agreement. Given the time needed for project removal and impacts to natural resources, completion of decommissioning is now expected by October 2009.

State Regulatory Actions

PacifiCorp is currently pursuing a regulatory program in all states, with the objective of keeping rates closely aligned to ongoing costs. The following discussion provides a state-by-state update based upon significant changes that occurred subsequent to December 31, 2007.

Utah

In December 2007, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $161 million, or an average price increase of 11%. The increase is primarily due to increased capital spending and net power costs, both of which are driven by load growth. In February 2008, the UPSC issued an order determining that the test period should end December 2008. In March 2008, PacifiCorp filed supplemental testimony reducing the requested rate increase to $100 million. The change in the test period accounts for $40 million of the reduction. The supplemental filing also reflects an additional $21 million of reductions associated with recent UPSC orders on depreciation rate changes and two deferred accounting requests that were pending when the original case was filed. Hearings on the revenue requirement portion of the case are scheduled for June 2008 with the rate-design phase scheduled for October 2008. PacifiCorp expects that initial rates, if approved, will become effective no later than August 2008. Additionally, in April 2008, PacifiCorp filed a non-obligating notice of intent to file a general rate case with the UPSC on or soon after June 6, 2008.

Oregon

In April 2008, as part of its annual transition adjustment mechanism, PacifiCorp filed its forecasted net power costs for 2009. PacifiCorp proposed a net power cost increase of $41 million on an Oregon-allocated basis, or an average price increase of 4%. The forecasted net power costs will be updated in July 2008 and early November 2008 for changes to the forward price curve, new contracts and updates for wholesale revenues, purchases, fuel and transmission expenses. A final update for changes in the forward price curve will be filed in November 2008. The OPUC is expected to issue a decision by November 2008, with rates effective January 1, 2009.

In April 2008, PacifiCorp filed its first annual renewable adjustment clause to recover the revenue requirement related to new renewable resources and associated transmission that are eligible under the Oregon Renewable Energy Act and not reflected in general rates. PacifiCorp requested an annual increase of $39 million on an Oregon-allocated basis, or an average price increase of 4%. The OPUC is expected to issue a decision by November 2008, with rates effective January 1, 2009.

For a discussion of Oregon Senate Bill 408, refer to Note 3 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Wyoming

In June 2007, PacifiCorp filed a general rate case with the Wyoming Public Service Commission (the “WPSC”) requesting an annual increase of $36 million, or an average price increase of 8%. In addition, PacifiCorp requested approval of a new renewable resource recovery mechanism and a marginal cost pricing tariff to better reflect the cost of adding new generation. In January 2008, PacifiCorp reached a settlement in principle with parties to the case, subject to approval by the WPSC. The settlement provides for an annual rate increase of $23 million, or an average price increase of 5%. In addition, the parties also agreed to modify the current power cost adjustment mechanism (“PCAM”) to use forecasted power costs in the future and to terminate the PCAM by April 2011, unless a continuation is specifically applied for by PacifiCorp and approved by the WPSC. PacifiCorp’s marginal cost pricing tariff proposal will not be implemented, but will be the subject of a collaborative process to seek a new pricing proposal. Also as part of the settlement, PacifiCorp agreed to withdraw from this filing its request for a renewable resource recovery mechanism. The stipulation was approved by the WPSC in March 2008. The new rates were effective May 1, 2008.

In February 2008, PacifiCorp filed its annual PCAM application with the WPSC for costs incurred during the period December 1, 2006 through November 30, 2007. In March 2008, the WPSC approved PacifiCorp’s request on an interim basis effective April 1, 2008 resulting in an annual rate increase of $31 million, or an average price increase of 8%. The interim surcharge will continue until the matter is either settled through negotiation with the parties or is litigated in a contested hearing. In either case, the WPSC must approve the final surcharge and tariff.

Depreciation Rate Changes

For a discussion of PacifiCorp’s depreciation rate changes, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Environmental Matters

In addition to the discussion contained herein, refer to Note 5 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding certain environmental matters affecting PacifiCorp’s operations.

Renewable Portfolio Standards

In March 2008, Utah’s governor signed Utah Senate Bill 202, Energy Resource and Carbon Emission Reduction Initiative; legislation supported by PacifiCorp. Among other things, this law provides that, beginning in the year 2025, 20% of adjusted retail electric sales of all Utah utilities be supplied by renewable energy, if it is cost effective. Retail electric sales will be adjusted by deducting the amount of generation from sources that produce zero or reduced carbon emissions, and for sales avoided as a result of energy efficiency and demand-side management programs. Qualifying renewable energy sources can be located anywhere in the Western Electricity Coordinating Council areas, and renewable energy credits can be used. The costs of complying with the law will be a system cost and are expected to be recovered in retail rates in all states served, either through rate cases or adjustment mechanisms.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting PacifiCorp, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the Consolidated Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Consolidated Financial Statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and postretirement obligations, income taxes and revenue recognition - unbilled revenue. For additional discussion of PacifiCorp’s critical accounting policies, see Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007. PacifiCorp’s critical accounting policies have not changed materially since December 31, 2007.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007. PacifiCorp’s exposure to market risk and its management of such risk has not changed materially since December 31, 2007. Refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of PacifiCorp’s derivative positions as of March 31, 2008 and December 31, 2007.

Item 4.                 Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation under the supervision and with the participation of PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that PacifiCorp’s disclosure controls and procedures are effective in timely alerting them to material information relating to PacifiCorp required to be included in PacifiCorp’s periodic SEC filings. There has been no change in PacifiCorp’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp refer to Item 3 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the discussion contained herein regarding updates to legal proceedings based upon material developments that occurred subsequent to December 31, 2007, refer to Note 5 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

In December 2007, PacifiCorp was served with a complaint filed in the United States District Court for the Northern District of California by the Klamath Riverkeeper (a local environmental group), individual Karuk and Yurok Tribe members and a resort owner. The complaint alleged that reservoirs behind the hydroelectric dams that PacifiCorp operates on the Klamath River provide an environment for the growth of a blue-green algae known as microcystis aeruginosa, which can generate a toxin called microcystin and cause substantial endangerment to health and the environment. PacifiCorp believed the claims to be without merit and filed a motion to dismiss in December 2007. In March 2008, the court dismissed the complaint following plaintiffs’ failure to agree on the court’s conditions for combining this case with the May 2007 case described below.

In May 2007, PacifiCorp was served with a complaint filed in the United States District Court for the Northern District of California by individual Karuk and Yurok Tribe members, a commercial fisherman, a resort owner and the Klamath Riverkeeper. The complaint similarly alleges that microcystis aeruginosa causes the plaintiffs physical, property and economic harm. In March 2008, one of the Yurok Tribe members voluntarily dismissed his claims in the case, and in April 2008, the court entered a stipulation and order dismissing plaintiff Klamath Riverkeeper’s claims, with prejudice. The remaining plaintiffs and PacifiCorp are currently engaged in discovery. PacifiCorp denies the allegations and is vigorously defending the case.

In May 2004, PacifiCorp was served with a complaint filed in the United States District Court for the District of Oregon by the Klamath Tribes of Oregon, individual Klamath Tribal members and the Klamath Claims Committee. The complaint generally alleges that PacifiCorp and its predecessors affected the Klamath Tribes’ federal treaty rights to fish for salmon in the headwaters of the Klamath River in southern Oregon by building dams that blocked the passage of salmon upstream to the headwaters beginning in 1911. In July 2005, the District Court dismissed the case and in September 2005 denied the Klamath Tribes’ request to reconsider the dismissal. In October 2005, the Klamath Tribes appealed the District Court’s decision to the Ninth Circuit and briefing was completed in March 2006. In February 2008, the Ninth Circuit affirmed the District Court’s 2005 decisions dismissing the case. The plaintiffs may seek rehearing before a larger panel on the Ninth Circuit or appeal to the U.S. Supreme Court. PacifiCorp believes the outcome of this proceeding will not have a material impact on its consolidated financial results.

Item 1A.              Risk Factors

There has been no material change to PacifiCorp’s risk factors from those disclosed in Item 1A of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                 Defaults Upon Senior Securities

Not applicable.

Item 4.                 Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                 Other Information

Not applicable.

Item 6.                 Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICORP
(Registrant)

Date: May 2, 2008	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary of Key Terms of Douglas K. Stuver Compensation.
15	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.