Form 10-Q
period 2008-09-30
PACIFICORP /OR/
filed 2008-11-07
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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
Yes  ☐  No  ☒

All shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa. As of October 31, 2008, there were 357,060,915 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries (“PacifiCorp”) as of September 30, 2008, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of PacifiCorp’s management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 7, 2008

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$69	$228
Accounts receivable, net	620	594
Income taxes receivable from affiliates	21	23
Inventories at average cost:
Materials and supplies	185	163
Fuel	144	129
Derivative contracts	172	143
Other current assets	135	141
Deferred income taxes	84	55
Total current assets	1,430	1,476

Property, plant and equipment, net:
Property, plant and equipment	18,117	17,014
Accumulated depreciation and amortization	(6,219)	(6,125)
Net property, plant and equipment	11,898	10,889
Construction work-in-progress	1,113	960
Total property, plant and equipment, net	13,011	11,849

Other assets:
Regulatory assets	1,217	1,091
Derivative contracts	136	215
Deferred charges, investments and other	270	276
Total other assets	1,623	1,582

Total assets	$16,064	$14,907

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$478	$451
Accrued employee expenses	112	80
Accrued interest	97	74
Taxes payable, other than income taxes	88	28
Derivative contracts	162	117
Other current liabilities	139	149
Short-term debt	117	-
Current portion of long-term debt and capital lease obligations	142	414
Total current liabilities	1,335	1,313

Long-term liabilities:
Regulatory liabilities	805	799
Derivative contracts	484	497
Other long-term liabilities	600	710
Long-term debt and capital lease obligations	5,222	4,753
Investment tax credits	52	54
Deferred income taxes	1,940	1,701
Total liabilities	10,438	9,827

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity:
Preferred stock	41	41
Common equity:
Common shareholder’s capital - 750 shares authorized, no par value, 357 shares issued and outstanding	4,004	3,804
Retained earnings	1,576	1,239
Accumulated other comprehensive income (loss), net	5	(4)
Total common equity	5,585	5,039
Total shareholders’ equity	5,626	5,080

Total liabilities and shareholders’ equity	$16,064	$14,907

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Operating revenue	$1,245	$1,137	$3,395	$3,190

Operating costs and expenses:
Energy costs	585	487	1,497	1,327
Operations and maintenance	240	230	735	747
Depreciation and amortization	123	125	364	368
Taxes, other than income taxes	28	26	84	77
Total operating costs and expenses	976	868	2,680	2,519

Operating income	269	269	715	671

Other income (expense):
Interest expense	(90)	(76)	(254)	(230)
Allowance for borrowed funds	7	8	23	24
Allowance for equity funds	10	11	31	28
Interest income	4	3	9	10
Other	-	(2)	(1)	-
Total other income (expense)	(69)	(56)	(192)	(168)

Income before income tax expense	200	213	523	503
Income tax expense	68	78	184	164
Net income	$132	$135	$339	$339

The accompanying notes are an integral part of these financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$339	$339
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	364	368
Regulatory asset/liability establishment and amortization	(45)	(37)
Provision for deferred income taxes and investment tax credits, net	228	17
Other	6	7
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable and other assets	(8)	(77)
Derivative contract assets/liabilities, net	(58)	(8)
Inventories	(42)	(45)
Income taxes receivable/payable from/to affiliates, net	2	44
Accounts payable and other liabilities	(34)	42
Net cash flows from operating activities	752	650

Cash flows from investing activities:
Capital expenditures	(1,111)	(1,136)
Acquisition, net of cash acquired	(308)	-
Purchases of available-for-sale securities	(50)	(19)
Proceeds from sales of available-for-sale securities	59	22
Other	6	21
Net cash flows from investing activities	(1,404)	(1,112)

Cash flows from financing activities:
Net borrowings (repayments) of commercial paper	-	(191)
Net borrowings (repayments) under revolving credit facility	117	-
Proceeds from long-term debt, net of issuance costs	792	599
Proceeds from equity contributions	200	200
Preferred dividends paid	(2)	(2)
Reacquired long-term debt	(216)	-
Repayments of long-term debt and capital lease obligations	(401)	(115)
Redemptions of preferred stock subject to mandatory redemption	-	(38)
Other	3	6
Net cash flows from financing activities	493	459

Net change in cash and cash equivalents	(159)	(3)
Cash and cash equivalents at beginning of period	228	59
Cash and cash equivalents at end of period	$69	$56

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s (the “SEC”) rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of September 30, 2008, and for the three- and nine-month periods ended September 30, 2008 and 2007. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. A portion of PacifiCorp’s business is of a seasonal nature and, therefore, the results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of PacifiCorp and its subsidiaries in which it holds a controlling financial interest. The Consolidated Statements of Operations include the revenues and expenses of an acquired entity from the date of acquisition. Intercompany accounts and transactions have been eliminated.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007 describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp’s assumptions regarding significant accounting policies during the first nine months of 2008.

(2)           Change in Estimate and New Accounting Pronouncements

Change in Estimate

In August 2007, PacifiCorp filed applications with the regulatory commissions in Utah, Oregon, Wyoming, Washington and Idaho to change its rates of depreciation prospectively. PacifiCorp received approval to change the depreciation rates effective January 1, 2008. The Oregon Public Utility Commission (the “OPUC”) order required additional modifications related to the depreciation lives of coal-fired generation assets, which were approved in August 2008. The revised depreciation rates generally reflect an extension of the lives of PacifiCorp’s assets and resulted in a benefit to pre-tax income during the three- and nine-month periods ended September 30, 2008 of approximately $12 million and $35 million, respectively. Depreciation expense for the three- and nine-month periods ended September 30, 2008 includes the impact of the modified coal-fired generation asset depreciation rates approved by the OPUC.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. PacifiCorp adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather, it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. PacifiCorp adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on PacifiCorp’s Consolidated Financial Statements. Refer to Note 7 for additional discussion.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires that an employer measure plan assets and obligations as of the end of the employer’s fiscal year, eliminating the option in SFAS No. 87 and SFAS No. 106 to measure up to three months prior to the financial statement date. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is not required until fiscal years ending after December 15, 2008. As of September 30, 2008, PacifiCorp had not yet adopted the measurement date provisions of the statement. Upon adoption of the measurement date provisions, PacifiCorp will be required to record a transitional adjustment to retained earnings or to a regulatory asset, depending on whether the amount is considered probable of being recovered in rates.

(3)           Business Acquisition

On September 15, 2008, after having received the requisite regulatory approvals, PacifiCorp acquired from TNA Merchant Projects, Inc., an affiliate of Suez Energy North America, Inc., 100% of the equity interests of Chehalis Power Generating, LLC, an entity owning a 520-megawatt (“MW”) natural gas-fired generating plant located in Chehalis, Washington. The total cash purchase price was $308 million and the estimated fair value of the acquired entity was primarily allocated to the generating plant. Chehalis Power Generating, LLC was merged into PacifiCorp immediately following the acquisition. The results of the plant’s operations have been included in PacifiCorp’s Consolidated Financial Statements since the acquisition date.

(4)           Regulatory Matters

Oregon

In October 2007, PacifiCorp filed its tax report for 2006 under Oregon Senate Bill 408 (“SB 408”), which was enacted in September 2005. SB 408 requires that PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers file a report annually with the OPUC comparing income taxes collected and income taxes paid, as defined by the statute and its administrative rules. PacifiCorp’s filing indicated that for the 2006 tax year, PacifiCorp paid $33 million more in federal, state and local taxes than was collected in rates from its retail customers. PacifiCorp proposed to recover $27 million of the deficiency over a one-year period starting June 1, 2008 and to defer any excess into a balancing account for future disposition. During the review process, PacifiCorp updated its filing to address the OPUC’s staff recommendations, which increased the initial request by $2 million for a total of $35 million. In April 2008, the OPUC approved PacifiCorp’s revised request with $27 million to be recovered over a one-year period beginning June 1, 2008 and the remainder to be deferred until a later period, with interest to accrue at PacifiCorp’s authorized rate of return. In June 2008, PacifiCorp recorded a $27 million regulatory asset and associated revenues representing the amount that PacifiCorp will collect from its Oregon retail customers over the one-year period that began on June 1, 2008. Since June 1, 2008, collections of the approved amount have reduced the regulatory asset initially recognized. In May 2008, the Industrial Customers of Northwest Utilities filed a petition for judicial review in the Court of Appeals of the State of Oregon challenging the OPUC order. Briefs are anticipated to be filed in late 2008. PacifiCorp believes the outcome of the judicial review will not have a material impact on its consolidated financial results.

In October 2008, PacifiCorp filed its tax report for 2007 under SB 408. PacifiCorp’s filing indicated that for the 2007 tax year, PacifiCorp paid $4 million more in federal, state and local taxes than was collected in rates from its retail customers.

Wyoming

In February 2008, PacifiCorp filed its annual power cost adjustment mechanism application with the Wyoming Public Service Commission (the “WPSC”) for costs incurred during the period December 1, 2006 through November 30, 2007. In March 2008, the WPSC approved PacifiCorp’s request on an interim basis effective April 1, 2008, resulting in a rate increase of $31 million, or an average price increase of 8%, to recover deferred power costs over a one-year period. In August 2008, PacifiCorp reached an agreement with parties to the case to adjust the rate increase to $29 million. The settlement agreement was filed with the WPSC in August 2008. In September 2008, the WPSC issued a bench order approving the stipulation agreement. The interim rates were revised to reflect the $29 million increase approved in the stipulation agreement and became effective October 15, 2008.

(5)           Recent Debt Transactions

In July 2008, PacifiCorp issued $500 million of 5.65% First Mortgage Bonds due July 15, 2018 and $300 million of 6.35% First Mortgage Bonds due July 15, 2038. The net proceeds were used for general corporate purposes.

In September 2008, PacifiCorp acquired $216 million of its insured variable-rate pollution-control revenue bond obligations due to the significant reduction in market liquidity for insured variable-rate obligations.

As of September 30, 2008, PacifiCorp had $1.5 billion of total bank commitments under two unsecured revolving credit facilities. However, PacifiCorp’s effective liquidity under these facilities has been reduced by $105 million to $1.395 billion due to the Lehman Brothers Holdings Inc. (“Lehman”) bankruptcy filing in September 2008. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Lehman Brothers Bank, FSB and Lehman Commercial Paper, Inc., both subsidiaries of Lehman, have commitments totaling $105 million in PacifiCorp’s $1.5 billion unsecured revolving credit facilities.

The first credit facility has $800 million of total bank commitments through July 6, 2011; however, it has $760 million of remaining availability following the Lehman bankruptcy. The commitments reduce over time to $630 million of remaining availability for the year ending July 6, 2013. The second credit facility has $700 million of total bank commitments through October 23, 2012; however, it has $635 million of remaining availability following the Lehman bankruptcy. Each credit facility includes a variable interest rate borrowing option based on the London Interbank Offered Rate, plus a margin that is currently 0.155% and varies based on PacifiCorp’s credit ratings for its senior unsecured long-term debt securities. These credit facilities support PacifiCorp’s commercial paper program, unenhanced variable-rate tax-exempt bond obligations and other short-term borrowing needs. As of September 30, 2008, PacifiCorp had $117 million borrowed under the $800 million facility and $38 million was reserved for support of unenhanced variable-rate tax-exempt bond obligations outstanding. The remaining $1.240 billion of effective liquidity under the unsecured revolving credit facilities was available.

PacifiCorp does not believe the reduction in available capacity under the credit facilities as a result of the Lehman bankruptcy will have a material adverse impact on PacifiCorp.

 (6)           Risk Management and Hedging Activities

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

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of September 30, 2008 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)(1)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss(2)

Commodity	$308	$(646)	$(338)	$402	$(15)

Current	$172	$(162)	$10
Non-current	136	(484)	(348)
Total	$308	$(646)	$(338)

(1)	Derivative assets (liabilities) include $58 million of a net asset for cash collateral.
(2)	Before income taxes.

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

The following table summarizes the amount of the pre-tax unrealized gains (losses) included within the Consolidated Statements of Operations associated with changes in the fair value of PacifiCorp’s derivative contracts that are not included in rates (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Operating revenue	$43	$(3)	$8	$22
Energy costs	(44)	9	(17)	(18)
Total unrealized gain (loss) on derivative contracts	$(1)	$6	$(9)	$4

(7)           Fair Value Measurements

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

The following table presents PacifiCorp’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Available-for-sale securities	$37	$57	$-	$-	$94
Commodity derivatives	-	333	177	(202)	308
	$37	$390	$177	$(202)	$402

Liabilities:
Commodity derivatives	$-	$(339)	$(543)	$236	$(646)

(1)	Primarily represents netting under master netting arrangements and cash collateral requirements.
(2)	Does not include investments in either pension or other postretirement plan assets.

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

PacifiCorp uses various commodity derivative instruments, including forward contracts, options, swaps and other over-the-counter agreements. The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years, and therefore PacifiCorp’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years or the instrument is not actively traded. Given that limited market data exists for these instruments, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs.

The following table reconciles the beginning and ending balance of PacifiCorp’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Commodity Derivatives
	Three-Month Period	Nine-Month Period
	Ended September 30, 2008	Ended September 30, 2008

Beginning Balance	$(208)	$(311)
Unrealized gains (losses) included in regulatory assets	(158)	(55)
Ending Balance	$(366)	$(366)

(8)           Commitments and Contingencies

Environmental Matters

PacifiCorp is subject to numerous environmental laws, including the federal Clean Air Act, related air quality standards promulgated by the United States Environmental Protection Agency and various state air quality laws; the Endangered Species Act, particularly as it relates to certain endangered species of fish; the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act and similar state laws relating to water quality. These laws have the potential for impacting PacifiCorp’s operations. Specifically, the Clean Air Act will likely continue to impact the operation of PacifiCorp’s generating facilities and will likely require PacifiCorp to reduce emissions from those facilities through the installation of additional or improved emission controls, the purchase of additional emission allowances, or some combination thereof. As of September 30, 2008, PacifiCorp’s environmental contingencies principally consisted of air quality matters. PacifiCorp believes it is in material compliance with current environmental requirements.

Accrued Environmental Costs

PacifiCorp is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of PacifiCorp’s operations and sites owned by third parties. PacifiCorp accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, PacifiCorp’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of September 30, 2008 and December 31, 2007 was $29 million and is included in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 47 plants with an aggregate plant net owned capacity of 1,158 MW. The Federal Energy Regulatory Commission (the “FERC”) regulates 98% of the net capacity of this portfolio through 16 individual licenses, which typically have terms of 30 to 50 years. In April 2008 and June 2008, the FERC issued new licenses for the Prospect and the Lewis River hydroelectric projects, respectively, as described below. PacifiCorp’s Klamath hydroelectric project is currently undergoing relicensing with the FERC. Hydroelectric relicensing and the related environmental compliance requirements and litigation are subject to uncertainties. PacifiCorp expects that future costs relating to these matters will be significant and will consist primarily of additional relicensing costs, operations and maintenance expense and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $90 million and $89 million in costs as of September 30, 2008 and December 31, 2007, respectively, for ongoing hydroelectric relicensing projects, which are reflected in construction work-in-progress in the Consolidated Balance Sheets.

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

Also, as part of the relicensing process, the FERC is required to perform an environmental review. In September 2006, the FERC issued its draft environmental impact statement on the Klamath hydroelectric project license. PacifiCorp filed comments on the draft statement by the close of the public comment period on December 1, 2006. Subsequently, in November 2007, the FERC issued its final environmental impact statement. The United States Fish and Wildlife Service and the National Marine Fisheries Service issued final biological opinions in December 2007 analyzing the hydroelectric project’s impact on endangered species under a new FERC license consistent with the FERC staff’s recommended alternative and modified terms and conditions issued by the United States Departments of Interior and Commerce. The United States Fish and Wildlife Service asserted that the hydroelectric project is currently not covered by previously issued biological opinions and that consultation under the Endangered Species Act is required by the issuance of annual license renewals. PacifiCorp has disputed these assertions and believes that consultation on annual FERC licenses is not required. PacifiCorp is currently working with the United States Fish and Wildlife Service to resolve any endangered species issues. PacifiCorp will need to obtain water quality certifications from Oregon and California prior to the FERC issuing a final license. PacifiCorp currently has an application pending in Oregon and resubmitted its application to California in September 2008.

In the relicensing of the Klamath hydroelectric project, PacifiCorp had incurred $54 million and $48 million in costs as of September 30, 2008 and December 31, 2007, respectively, which are reflected in construction work-in-progress in the Consolidated Balance Sheets. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

Prospect Hydroelectric Project – (Rogue River, Oregon)

In June 2003, PacifiCorp submitted a final license application to the FERC for the Prospect Nos. 1, 2 and 4 hydroelectric projects, with total nameplate ratings of 37 MW. The Oregon Department of Environmental Quality issued a 401 Water Quality certificate for the project in April 2007. In April 2008, the FERC issued a new license for a period of 30 years effective April 1, 2008. In the relicensing of the Prospect hydroelectric project, PacifiCorp had incurred $7 million in costs as of September 30, 2008 and December 31, 2007. Subsequent to the issuance of the new license, the $7 million in costs to relicense the Prospect hydroelectric project were transferred from construction work-in-progress to property, plant and equipment.

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

In November 2004, PacifiCorp executed a comprehensive settlement agreement with 26 other parties including state and federal agencies, Native American tribes, conservation groups, and local government and citizen groups to resolve, among the parties, issues related to the pending applications for new licenses for PacifiCorp’s Merwin, Swift No. 1 and Yale hydroelectric projects. As part of this settlement agreement, PacifiCorp agreed to implement certain protection, mitigation and enhancement measures prior to and during a proposed 50-year license period. These commitments were contingent on ultimately receiving licenses from the FERC and other required permits that are consistent with the settlement agreement. PacifiCorp has received water quality certificates from the Washington Department of Ecology and biological opinions from the United States Fish and Wildlife Service and the National Marine Fisheries Service. In June 2008, the FERC issued new individual project licenses for the Merwin, Swift No. 1 and Yale hydroelectric projects, each for a period of 50 years, effective June 1, 2008. In July 2008, PacifiCorp filed a motion of request for clarification or rehearing on certain items, which were subsequently addressed by the FERC in its October 2008 order on rehearing. In the relicensing of these projects, PacifiCorp had incurred $36 million and $34 million in costs as of September 30, 2008 and December 31, 2007, respectively, which are reflected in construction work-in-progress in the Consolidated Balance Sheets. In October 2008, subsequent to the FERC’s order on rehearing, these costs were transferred to property, plant and equipment.

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

FERC Issues

Northwest Refund Case

In June 2003, the FERC terminated its proceeding relating to the possibility of requiring refunds for wholesale spot-market bilateral sales in the Pacific Northwest between December 2000 and June 2001. The FERC concluded that ordering refunds would not be an appropriate resolution of the matter. In November 2003, the FERC issued its final order denying rehearing. Several market participants, excluding PacifiCorp, filed petitions in the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) for review of the FERC’s final order. In August 2007, the Ninth Circuit concluded that the FERC failed to adequately explain how it considered or examined new evidence showing intentional market manipulation in California and its potential ties to the Pacific Northwest, and that the FERC should not have excluded from the Pacific Northwest refund proceeding purchases of energy made by the California Energy Resources Scheduling (“CERS”) division in the Pacific Northwest spot market. The Ninth Circuit ordered remand of the case to the FERC to (i) address the new market manipulation evidence in detail and account for it in any future orders regarding the award or denial of refunds in the proceedings, (ii) include sales to CERS in its analysis and (iii) further consider its refund decision in light of related, intervening opinions of the court. The Ninth Circuit offered no opinion on the FERC’s findings based on the record established by the administrative law judge and did not rule on the merits of the FERC’s November 2003 decision to deny refunds. Due to the remand, PacifiCorp cannot predict the impact of this ruling at this time.

Commercial Commitments

The following commitments represent significant contractual obligations that PacifiCorp has entered into during the nine-month period ended September 30, 2008. Additional costs that are not contractually obligated at this time may be incurred by PacifiCorp in association with the following commitments.

PacifiCorp has an ongoing construction program to meet increased electricity usage, customer growth, and system reliability and emission control objectives. During 2008, PacifiCorp has entered into multiple new purchase commitments in the amount of $441 million for wind turbines that will be delivered at varying dates through 2010. The payment schedule is as follows: $191 million in 2008, $129 million in 2009, $108 million in 2010 and $13 million in 2011. As of September 30, 2008, PacifiCorp has made $59 million of scheduled payments for these purchase commitments.

In January 2008, PacifiCorp executed an engineering, procurement and construction (“EPC”) agreement for the addition of a new sulfur dioxide scrubber on Unit 3 and the replacement of an existing scrubber on Unit 4 of the Dave Johnston plant. PacifiCorp executed an EPC agreement, effective September 2008, for a double-circuit, 345-kilovolt transmission line to be built between the Populus substation located in southern Idaho and the Terminal substation located in the Salt Lake City area, one of the first major segments of the Energy Gateway Transmission Expansion Project. PacifiCorp is committed to making total progress payments in the amount of $911 million for these two EPC agreements. Scheduled progress payments are as follows: $170 million in 2008, $601 million in 2009, $119 million in 2010, $10 million in 2011 and $11 million in 2012. As of September 30, 2008, PacifiCorp has made $60 million of scheduled payments for these EPC agreements.

PacifiCorp enters into various power purchase agreements to obtain additional energy to satisfy generation needs beyond PacifiCorp's currently available sources. In September 2008, PacifiCorp executed a power purchase agreement to purchase the entire output of the Three Buttes wind plant located in Natrona County and Converse County, Wyoming. The nameplate capacity of the proposed wind plant is expected to be 99 MW. The delivery of energy and associated renewable energy credits under this agreement is expected to commence in December 2009 for a period of 20 years. PacifiCorp will be obligated to make payments in the amount of the contractual price per MWh of actual energy delivered to PacifiCorp.

(9)           Employee Benefit Plans

Net periodic benefit cost for PacifiCorp’s pension plans, including its supplemental executive retirement plan, and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Pension:
Service cost	$6	$7	$20	$21
Interest cost	17	17	50	55
Expected return on plan assets	(18)	(18)	(53)	(52)
Net amortization and other costs	2	6	5	20
Net periodic benefit cost	$7	$12	$22	$44

Other postretirement:
Service cost	$2	$1	$5	$5
Interest cost	8	8	25	25
Expected return on plan assets	(7)	(7)	(21)	(20)
Net amortization and other costs	3	6	11	15
Net periodic benefit cost	$6	$8	$20	$25

Employer contributions to the pension and other postretirement plans are expected to be approximately $70 million and $27 million, respectively, in 2008. As of September 30, 2008, $69 million and $22 million of contributions had been made to the pension and other postretirement plans, respectively. Also during 2008, PacifiCorp expects to contribute approximately $12 million to the joint trust union plans, which are excluded from the tables above. During each of the three-month periods ended September 30, 2008 and 2007, $3 million of contributions were made to the joint trust union plans. During the nine-month periods ended September 30, 2008 and 2007, $10 million and $9 million, respectively, of contributions were made to the joint trust union plans.

In August 2008, non-bargaining employees were notified that effective January 1, 2009, PacifiCorp is offering the option to non-bargaining employees to cease participation in PacifiCorp’s noncontributory defined benefit pension plan and instead receive enhanced employer contributions to PacifiCorp’s 401(k) plan. As determined in October 2008 and subject to final validation, approximately 41% of eligible employees elected to receive enhanced employer contributions. The change in election is not expected to materially impact amounts currently recognized in the Consolidated Financial Statements.

(10)           Comprehensive Income and Components of Accumulated Other Comprehensive Income (Loss), Net

The components of comprehensive income are as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$132	$135	$339	$339
Other comprehensive income (loss):
Unrecognized amounts on retirement benefits, net of tax of $-, $-, $- and $-	-	(1)	-	-
Fair value adjustment on cash flow hedges, net of tax of $11, $(1), $6 and $-	18	(1)	9	-
Total other comprehensive income (loss)	18	(2)	9	-

Comprehensive income	$150	$133	$348	$339

Accumulated other comprehensive income (loss), net is included in the Consolidated Balance Sheets in common equity, and consists of the following components (in millions):

	As of
	September 30,	December 31,
	2008	2007

Unrecognized amounts on retirement benefits, net of tax of $(2) and $(2)	$(4)	$(4)
Fair value adjustment on cash flow hedges, net of tax of $6 and $-	9	-
Total accumulated other comprehensive income (loss), net	$5	$(4)

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

•
changes in governmental, legislative or regulatory requirements affecting PacifiCorp or the electric utility industry, including limits on the ability of public utilities to recover income tax expense in rates, such as Oregon Senate Bill 408 (“SB 408”);

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

•
availability, terms, and deployment of capital, including severe reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for PacifiCorp’s credit facilities;

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

Results of Operations

Overview

PacifiCorp’s net income was $132 million and $135 million during the three-month periods ended September 30, 2008 and 2007, respectively, and $339 million during each of the nine-month periods ended September 30, 2008 and 2007. Net income remained largely the same over the comparable periods primarily as a result of higher revenues in the current periods, which were substantially offset by higher energy costs and increased interest costs.

Operating revenue increased for the three- and nine-month periods ended September 30, 2008 primarily due to higher prices approved by regulators, growth in the average number of customers and significantly higher prices on wholesale sales. These increases were partially offset during the three-month period ended September 30, 2008 by lower average customer usage, primarily due to a mild summer in Utah. Fuel costs increased significantly for both periods at PacifiCorp’s natural gas-fired generation plants due to higher average prices and higher generation levels primarily attributable to the addition of the 548-megawatt (“MW”) Lake Side plant in September 2007. Fuel costs also increased due to increases in the cost of purchased and mined coal. In addition, wind generation levels increased for both periods due to the addition of the 140-MW Marengo wind plant in August 2007, the 94-MW Goodnoe Hills wind plant in May 2008 and the 70-MW Marengo II wind plant in June 2008. These generation volume increases more than offset increases in retail loads, resulting in a decrease in the volume of wholesale purchases. However, wholesale purchases were largely unchanged during the nine-month period ended September 30, 2008 due to higher purchased electricity prices.

Operations and maintenance expense increased during the three-month period ended September 30, 2008 due to increased spending on demand-side management (“DSM”) programs, which are recovered in rates and increase maintenance expense. Operations and maintenance expense decreased during the nine-month period ended September 30, 2008 primarily due to lower pension expenses resulting from the May 2007 change to a cash balance formula for PacifiCorp’s non-bargaining unit employees.

Output from PacifiCorp’s thermal plants during the nine-month period ended September 30, 2008 increased by 1,617,293 megawatt-hours (“MWh”), or 4%, compared to the nine-month period ended September 30, 2007, primarily due to the addition of the 548-MW Lake Side plant. Output from PacifiCorp’s hydroelectric facilities increased by 225,188 MWh, or 8%, during the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 due to increased snow melt in May through July of 2008 partially offset by unfavorable conditions in the first three months of 2008 due to cold temperatures.

Three-Month Periods Ended September 30, 2008 and 2007

Operating Revenue (dollars in millions)

	Three-Month Periods
	Ended September 30,		Favorable/(Unfavorable)
	2008	2007	Change	% Change

Retail	$924	$904	$20	2%
Wholesale revenues and other	321	233	88	38
Total operating revenue	$1,245	$1,137	$108	9

Retail energy sales (gigawatt - hours)	14,178	14,188	(10)	-
Average retail customers (in thousands)	1,707	1,688	19	1
Wholesale energy sales (gigawatt - hours)	3,089	3,129	(40)	(1)

Retail revenues increased $20 million, or 2%, primarily due to:

•	$26 million of increases from higher prices approved by regulators; and

•	$13 million of increases due to growth in the average number of customers; partially offset by,

•	$18 million of decreases due to lower average customer usage, primarily attributable to a mild summer in Utah.

Wholesale revenues and other revenues increased $88 million, or 38%, primarily due to:

•	$46 million of increases due to changes in the fair value of energy sales contracts accounted for as derivatives;

•	$33 million of increases substantially due to higher average prices on wholesale electric sales; and

•	$4 million of increases in transmission revenue primarily due to higher contract prices.

Operating Costs and Expenses (in millions)

	Three-Month Periods
	Ended September 30,		Favorable/(Unfavorable)
	2008	2007	$ Change	% Change

Energy costs	$585	$487	$(98)	(20)%
Operations and maintenance	240	230	(10)	(4)
Depreciation and amortization	123	125	2	2
Taxes, other than income taxes	28	26	(2)	(8)
Total operating costs and expenses	$976	$868	$(108)	(12)

Energy costs increased $98 million, or 20%, primarily due to:

•	$53 million of increases due to changes in the fair value of energy purchase contracts accounted for as derivatives;

•	$31 million of increases primarily due to higher average prices and higher volumes of natural gas consumed;

•	$18 million of increases primarily due to the deferral and amortization of incurred power costs in accordance with established adjustment mechanisms;

•	$9 million of coal cost increases primarily due to higher average coal prices; and

•	$6 million of increases in transmission costs primarily due to new contracts; partially offset by,

•	$20 million of decreases due to lower volumes of purchased electricity, partially offset by higher average prices.

Operations and maintenance increased $10 million, or 4%, primarily due to:

•	$6 million of increases in DSM expense due to increased spending in Utah and Oregon;

•	$5 million of increases in maintenance expense primarily due to increased generation plant overhauls and new wind plant operation and maintenance contracts;

•	$2 million of increases in materials and supplies expense due to increased fuel and chemical costs; and

•	$2 million of increases in bad debt expense; partially offset by,

•	$8 million of decreases in employee expenses primarily due to lower pension and other postretirement benefit expenses.

Depreciation and amortization decreased $2 million, or 2%, primarily due to a $12 million reduction resulting from the extension of the depreciable lives of certain property, plant and equipment as a result of PacifiCorp’s recent depreciation study, substantially offset by higher plant-in-service in the current period.

Taxes, other than income taxes increased $2 million, or 8%, primarily due to increased property tax expense due to higher levels of assessable property.

Other Income (Expense) (in millions)

	Three-Month Periods
	Ended September 30,		Favorable/(Unfavorable)
	2008	2007	$ Change	% Change

Interest expense	$(90)	$(76)	$(14)	(18)%
Allowance for borrowed funds	7	8	(1)	(13)
Allowance for equity funds	10	11	(1)	(9)
Interest income	4	3	1	33
Other	-	(2)	2	100
Total other income (expense)	$(69)	$(56)	$(13)	(23)

Interest expense increased $14 million, or 18%, substantially due to higher average debt outstanding during the three-month period ended September 30, 2008.

Allowance for borrowed and equity funds decreased $2 million, or 11%, primarily due to lower qualified construction work-in-progress balances and lower average rates during the three-month period ended September 30, 2008.

Income Tax Expense

Income tax expense for the three-month period ended September 30, 2008 decreased $10 million to $68 million from the comparable period in 2007, primarily due to lower pre-tax earnings, combined with increased tax benefits associated with the regulatory treatment of certain deferred income taxes, tax years under examination by the Internal Revenue Service and higher production tax credits associated with increased wind generation production, partially offset by lower tax benefits associated with the amortization of federal investment tax credits. The effective tax rates were 34% and 37% for the three-month periods ended September 30, 2008 and 2007, respectively.

Nine-Month Periods Ended September 30, 2008 and 2007

Operating Revenue (dollars in millions)

	Nine-Month Periods
	Ended September 30,		Favorable/(Unfavorable)
	2008	2007	Change	% Change

Retail	$2,598	$2,455	$143	6%
Wholesale revenues and other	797	735	62	8
Total operating revenue	$3,395	$3,190	$205	6

Retail energy sales (gigawatt - hours)	40,780	40,054	726	2
Average retail customers (in thousands)	1,704	1,680	24	1
Wholesale energy sales (gigawatt - hours)	9,116	10,117	(1,001)	(10)

Retail revenues increased $143 million, or 6%, primarily due to:

•	$68 million of increases from higher prices approved by regulators;

•	$40 million of increases due to growth in the average number of customers;

•
$27 million of increases due to the recognition of revenues as a result of approval from the Oregon Public Utility Commission (the “OPUC”) to collect previously under-collected income taxes pursuant to SB 408; and

•	$9 million of increases due to higher average customer usage.

Wholesale revenues and other revenues increased $62 million, or 8%, primarily due to:

•	$57 million of increases due to higher average prices on wholesale electric sales, partially offset by lower volumes of wholesale electric sales; and

•	$14 million of increases in transmission revenue primarily due to higher contract prices; partially offset by,

•	$14 million of decreases due to changes in the fair value of energy sales contracts accounted for as derivatives.

Operating Costs and Expenses (in millions)

	Nine-Month Periods
	Ended September 30,		Favorable/(Unfavorable)
	2008	2007	$ Change	% Change

Energy costs	$1,497	$1,327	$(170)	(13)%
Operations and maintenance	735	747	12	2
Depreciation and amortization	364	368	4	1
Taxes, other than income taxes	84	77	(7)	(9)
Total operating costs and expenses	$2,680	$2,519	$(161)	(6)

Energy costs increased $170 million, or 13%, primarily due to:

•	$109 million of increases primarily due to higher average prices and higher volumes of natural gas consumed;

•	$33 million of coal cost increases primarily due to higher average coal prices;

•	$16 million of increases primarily due to the deferral and amortization of incurred power costs in accordance with established adjustment mechanisms;

•	$13 million of increases in transmission costs primarily due to new contracts; and

•	$1 million of increases due to higher average prices of purchased electricity, substantially offset by lower volumes of purchased electricity.

Operations and maintenance decreased $12 million, or 2%, primarily due to:

•	$27 million of decreases in employee expenses primarily due to lower pension and other postretirement benefit expenses; partially offset by,

•	$10 million of increases in DSM expense primarily due to increased spending in Utah and Oregon; and

•	$5 million of increases in bad debt expense.

Depreciation and amortization decreased $4 million, or 1%, primarily due to a $35 million reduction resulting from the extension of the depreciable lives of certain property, plant and equipment as a result of PacifiCorp’s recent depreciation study, substantially offset by higher plant-in-service in the current period.

Taxes, other than income taxes increased $7 million, or 9%, primarily due to increased property tax expense due to higher levels of assessable property.

Other Income (Expense) (in millions)

	Nine-Month Periods
	Ended September 30,		Favorable/(Unfavorable)
	2008	2007	$ Change	% Change

Interest expense	$(254)	$(230)	$(24)	(10)%
Allowance for borrowed funds	23	24	(1)	(4)
Allowance for equity funds	31	28	3	11
Interest income	9	10	(1)	(10)
Other	(1)	-	(1)	(100)
Total other income (expense)	$(192)	$(168)	$(24)	(14)

Interest expense increased $24 million, or 10%, primarily due to higher average debt outstanding, partially offset by lower average rates during the nine-month period ended September 30, 2008.

Allowance for borrowed and equity funds increased $2 million, or 4%, primarily due to higher qualified construction work-in-progress balances, partially offset by lower average rates during the nine-month period ended September 30, 2008.

Income Tax Expense

Income tax expense for the nine-month period ended September 30, 2008 increased $20 million to $184 million from the comparable period in 2007, primarily due to higher pre-tax earnings, combined with lower tax benefits associated with the regulatory treatment of certain deferred income taxes, tax years under examination by the Internal Revenue Service and the amortization of federal investment tax credits, partially offset by higher production tax credits associated with increased wind generation production. The effective tax rates were 35% and 33% for the nine-month periods ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

PacifiCorp depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. To the extent funds are not available to support capital expenditures, projects may be delayed or canceled and operating income may be reduced. Short-term cash requirements not met by cash from operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through long-term debt issuances and through cash capital contributions from PacifiCorp’s direct parent company, PPW Holdings LLC. PacifiCorp expects it will need additional periodic equity contributions from its parent company over the next several years. Issuance of long-term securities is influenced by levels of short-term debt, cash flows from operating activities, capital expenditures, market conditions, regulatory approvals and other considerations.

As of September 30, 2008, PacifiCorp’s total net liquidity available was $1.3 billion. The components of total net liquidity available are as follows (in millions):

Cash and cash equivalents	$69

Available revolving credit facilities	$1,395
Less:
Short-term borrowings and issuance of commercial paper	(117)
Pollution control revenue bond support	(38)
Net revolving credit facilities available	$1,240

Total net liquidity available	$1,309

Unsecured revolving credit facilities:
Maturity date	2012-2013
Largest single bank commitment as a % of total(1)	15%

(1)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp’s short-term liquidity and ability to meet long-term commitments.

Operating Activities

Net cash flows from operating activities increased $102 million to $752 million for the nine-month period ended September 30, 2008 compared to $650 million for the nine-month period ended September 30, 2007, primarily due to higher retail revenues and lower income tax payments, partially offset by higher fuel costs, higher net margin deposits with third parties and higher interest payments.

Investing Activities

Net cash used in investing activities increased $292 million to $1.404 billion for the nine-month period ended September 30, 2008 compared to $1.112 billion for the nine-month period ended September 30, 2007, primarily due to PacifiCorp’s acquisition of Chehalis Power Generating, LLC for a cash purchase price of $308 million in September 2008. PacifiCorp acquired from TNA Merchant Projects, Inc., an affiliate of Suez Energy North America, Inc., 100% of the equity interests of Chehalis Power Generating, LLC, an entity owning a 520-MW natural gas-fired generating plant located in Chehalis, Washington. Chehalis Power Generating, LLC was merged into PacifiCorp immediately following the acquisition.

The increase in investing activities was partially offset by a $25 million decrease in capital expenditures. Capital expenditures decreased to $1.111 billion for the nine-month period ended September 30, 2008 compared to $1.136 billion for the nine-month period ended September 30, 2007 primarily due to higher spending in the prior year to complete the 140-MW (nameplate rating) Marengo wind plant, which was placed in service in August 2007, partially offset by additional spending in the current year on wind projects expected to be completed in 2008 and 2009 and an increase in spending on emission control environmental projects during the current year. Emission control environmental project expenditures, excluding non-cash allowance for equity funds used during construction, were $137 million and $89 million during the nine-month periods ended September 30, 2008 and 2007, respectively.

Financing Activities

Short-Term Debt and Revolving Credit Agreements

PacifiCorp’s short-term debt increased $117 million during the nine-month period ended September 30, 2008 primarily due to capital expenditures, scheduled maturities and acquisition of long-term debt, partially offset by net cash from operating activities, proceeds from the issuance of long-term debt, utilization of temporary cash investments and a $200 million capital contribution received during the period.

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt, of which an aggregate principal amount of $117 million was outstanding at September 30, 2008, with a weighted-average interest rate of 3.90%.

As of September 30, 2008, PacifiCorp had $1.5 billion of total bank commitments under two unsecured revolving credit facilities. However, PacifiCorp’s effective liquidity under these facilities has been reduced by $105 million to $1.395 billion due to the Lehman Brothers Holdings Inc. (“Lehman”) bankruptcy filing in September 2008. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Lehman Brothers Bank, FSB and Lehman Commercial Paper, Inc., both subsidiaries of Lehman, have commitments totaling $105 million in PacifiCorp’s $1.5 billion unsecured revolving credit facilities.

PacifiCorp does not believe the reduction in available capacity under the credit facilities as a result of the Lehman bankruptcy will have a material adverse impact on PacifiCorp.

PacifiCorp’s revolving credit and other financing agreements contain customary covenants and default provisions, including a covenant not to exceed a specified debt-to-capitalization ratio of 0.65 to 1.0. As of September 30, 2008, PacifiCorp was in compliance with the covenants of its revolving credit and other financing agreements.

In addition to the discussion contained herein regarding updates to financing activities based upon material changes that occurred subsequent to December 31, 2007, refer to Note 5 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further information regarding PacifiCorp’s recent debt transactions.

Long-Term Debt

In July 2008, PacifiCorp issued $500 million of 5.65% First Mortgage Bonds due July 15, 2018 and $300 million of 6.35% First Mortgage Bonds due July 15, 2038. The net proceeds were used for general corporate purposes.

During the nine-month period ended September 30, 2008, PacifiCorp made scheduled long-term debt repayments of $400 million.

As of September 30, 2008, PacifiCorp had $518 million of letters of credit and standby bond purchase agreements available to provide credit enhancement and liquidity support for variable-rate pollution-control revenue bond obligations. As of September 30, 2008, $7 million of these obligations were unable to be remarketed and were held by banks under the terms of letters of credit arrangements. These obligations were subsequently remarketed during October 2008.

In September 2008, PacifiCorp acquired $216 million of its insured variable-rate pollution-control revenue bond obligations due to the significant reduction in market liquidity for insured variable-rate obligations.

PacifiCorp may from time to time seek to acquire its outstanding securities through cash purchases in the open market, privately negotiated transactions or otherwise. Any debt securities repurchased by PacifiCorp may be reissued or resold by PacifiCorp from time to time and will depend on prevailing market conditions, PacifiCorp’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Capital Contributions

In May 2008, PacifiCorp received capital contributions of $200 million in cash from its direct parent company, PPW Holdings LLC.

Future Uses of Cash

PacifiCorp has available a variety of sources of liquidity and capital resources, both internal and external, including cash flows from operations, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which PacifiCorp has access to external financing depends on a variety of factors, including PacifiCorp’s credit ratings, investors’ judgment of risk and conditions in the overall capital market at the time of marketing, including the condition of the utility industry in general.

In the United States and most other economies around the world, recent market and economic conditions have been unprecedented and challenging with more restrictive credit conditions and slow growth through the third quarter of 2008. For the first nine months of 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. In the third quarter, large financial institutions such as Countrywide Financial Corporation, Washington Mutual Savings Bank, the Federal Home Loan Mortgage Association, the Federal National Mortgage Association, Wachovia Corporation, Bear Stearns Companies Inc. and Merrill Lynch & Co., Inc. were unable to survive as independent institutions. Lehman Brothers Holdings Inc. was forced to file for bankruptcy. Other surviving institutions such as Citigroup Inc., Goldman Sachs Group, Inc., American International Group, Inc., Morgan Stanley and others required multibillion dollar capital infusions. The United States federal government enacted emergency legislation in an attempt to stabilize the economy, increased the federal deposit insurance, invested billions of dollars in financial institutions and is taking other steps to infuse liquidity into the economy. The global nature of this credit crisis led other governments to institute similar measures. These conditions, combined with volatile oil, gas and other commodity prices, declining business and consumer confidence and increased unemployment have in the weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and significantly wider credit spreads. Concern about the general stability of the markets and the credit strength of counterparties has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. Although in some cases, certain strong investment-grade regulated utilities have been able to issue debt in the capital markets, the cost of this capital has increased and, if these poor market conditions continue, it may limit PacifiCorp’s ability to access the bank and debt markets to meet liquidity and capital expenditure needs, resulting in adverse effects on the timing and amount of PacifiCorp’s capital expenditures, financial condition and results of operations.

Dividends

PacifiCorp does not currently anticipate that it will declare or pay dividends on common stock during the remainder of the year ending December 31, 2008.

Capital Expenditure Program

PacifiCorp has significant future capital requirements. Forecasted capital expenditures for fiscal 2008, which exclude non-cash allowance for equity funds used during construction, are approximately $2.0 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental regulations, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment, and materials, and the cost and availability of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

The capital expenditure estimate for ongoing operations projects for the year ending December 31, 2008 is approximately $980 million and includes new connections related to customer growth and generation plant overhauls.

The capital expenditure estimate for generation development projects for the year ending December 31, 2008 is approximately $715 million and includes the remaining costs for the 94-MW Goodnoe Hills wind plant, which was placed in service in May 2008, the 70-MW Marengo II wind plant, which was placed in service in June 2008 and the remaining construction costs for the development of five wind projects with total nameplate ratings of 355.5 MW, which are expected to be placed in service during 2008. Also included in the estimate are initial development costs for wind projects expected to be placed in service in 2009 and beyond.

The capital expenditure estimate for transmission system expansion and upgrades for the year ending December 31, 2008 is approximately $113 million and includes the construction of a 135-mile, double-circuit, 345-kilovolt transmission line to be built between the Populus substation located in southern Idaho and the Terminal substation located in the Salt Lake City area, one of the first major segments of the Energy Gateway Transmission Expansion Project. This transmission line will be constructed in the Path C Transmission corridor, a primary transmission corridor in PacifiCorp’s balancing authority area. PacifiCorp expects to complete construction of this line in 2010. Effective September 2008, PacifiCorp executed the engineering, procurement and construction agreement for the Populus to Terminal segment. PacifiCorp is committed to making progress payments for the construction of the Populus to Terminal segment totaling $581 million. The progress payments for 2008 are estimated to be $67 million, which is included in the estimate above.

The capital expenditure estimate for emission control equipment projects for the year ending December 31, 2008 is approximately $214 million and includes the remaining installation costs for emission control equipment placed in service at the Cholla plant in May 2008, as well as estimated capital expenditures related to the addition of a new sulfur dioxide scrubber on Unit 3 and the replacement of an existing scrubber on Unit 4 of the Dave Johnston plant, which are expected to be placed in service during 2010 and 2012, respectively.

PacifiCorp is subject to federal, state and local laws and regulations with regard to air and water quality, renewable portfolio standards, hazardous and solid waste disposal and other environmental matters. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but are expected to be material to PacifiCorp. In particular, future mandates, including those associated with addressing the issue of global climate change may impact the operation of PacifiCorp’s generating facilities and may require PacifiCorp to reduce emissions at its facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. PacifiCorp is not aware of any proven commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and gas-fired generation facilities, and PacifiCorp is uncertain when, or if, such technology will be commercially available.

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

Requests for Proposals

PacifiCorp has issued a series of separate requests for proposals (“RFPs”), each of which focuses on a specific category of resources consistent with the IRP. The IRP and the RFPs provide for the identification and staged procurement of resources in future years to achieve load/resource balance. As required by applicable laws and regulations, PacifiCorp files draft RFPs with the Utah Public Service Commission (the “UPSC”), the OPUC and the Washington Utilities and Transportation Commission (the “WUTC”) prior to issuance to the market.

In January 2008, PacifiCorp issued to the market a 2008 renewable resources RFP for less than 100 MW, or greater than 100 MW for a power purchase agreement with a term of less than five years, to become available no later than December 2009. In September 2008, PacifiCorp executed a power purchase agreement to purchase the entire output of the proposed 99-MW Three Buttes wind plant located in Wyoming. The delivery of the energy and associated renewable energy credits under this agreement is expected to commence in December 2009 for a period of 20 years.

In February 2008, PacifiCorp filed an all-source 2008 RFP with the UPSC, the OPUC and the WUTC for base-load, intermediate or third-quarter summer peaking products to be delivered into PacifiCorp’s system. The all-source 2008 RFP seeks up to 2,000 MW of resources to become available beginning in 2012 through 2016. The all-source 2008 RFP was approved by the OPUC and the UPSC and subsequently issued to the market in October 2008.

In April 2008, PacifiCorp filed its draft 2008R-1 renewable resources RFP with the OPUC. The 2008R-1 RFP is a 500 MW request for renewable generation projects, no single resource greater than 300 MW, with on-line dates no later than December 31, 2011. The 2008R-1 RFP was approved by the OPUC in September 2008. Renewable resource requests under 300 MW do not require approval from the UPSC. The 2008R-1 RFP was issued to the market in October 2008 and responses are due by December 22, 2008.

Investment Trust Valuation

PacifiCorp sponsors a defined benefit pension plan and a postretirement benefit plan that cover the majority of its employees. The investments within the associated employee benefit plan trusts incurred market losses of approximately $181 million, or 14%, during the first nine months of 2008. Beginning with the 2008 year end, the benefit plan assets and obligations of plans will be measured as of December 31 each year. Reductions in plan assets as a result of investment losses may result in a change in individual plan funded status and a decrease in regulatory assets. Changes in the value of plan assets will not have an impact on earnings for 2008; however, reduced benefit plan assets may result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

PacifiCorp has established a trust for the investment of funds for final reclamation of a leased coal mining property. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value and include the minority interest joint-owner portions. Amounts funded are based on estimated future reclamation costs and estimated future coal deliveries. The investments within the associated trusts incurred market losses of approximately $12 million, or 10%, during the first nine months of 2008.

Contractual Obligations and Commercial Commitments

Subsequent to December 31, 2007, there were no material changes to contractual obligations and commercial commitments from the information provided in Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007, other than the 2008 debt issuances discussed in Note 5 and commercial commitments discussed in Note 8 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q. Additionally, refer to the “Capital Expenditures” and “Investment Trust Valuation” discussions included in “Liquidity and Capital Resources.”

Credit Ratings

PacifiCorp’s credit ratings at September 30, 2008 were as follows:

	Moody’s	Standard & Poor’s

Issuer/Corporate	Baa1	A-
Senior secured debt	A3	A-
Senior unsecured debt	Baa1	BBB+
Preferred stock	Baa3	BBB
Commercial paper	P-2	A-1
Outlook	Stable	Negative

On September 18, 2008, Standard & Poor’s placed PacifiCorp’s credit ratings on CreditWatch with negative implications. On November 5, 2008, Standard & Poor’s changed PacifiCorp’s senior unsecured debt rating to A-. Debt and preferred securities of PacifiCorp are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of PacifiCorp’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

PacifiCorp has no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt and a change in ratings is not an event of default under applicable debt instruments. PacifiCorp’s unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon their availability. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

A change to PacifiCorp’s credit rating could result in the requirement to post cash collateral, letters of credit or other similar credit support under certain agreements related to its procurement or sale of electricity, natural gas, coal and other supplies. In accordance with industry practice, PacifiCorp’s agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed certain ratings-dependent threshold levels, or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s creditworthiness. As of September 30, 2008, PacifiCorp’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell one rating below investment grade, PacifiCorp’s collateral requirements would increase by approximately $340 million. Additional collateral requirements would be necessary if ratings fell further than one rating below investment grade. PacifiCorp’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key PacifiCorp generating facilities or other related factors.

For a further discussion of PacifiCorp’s credit ratings and their effect on PacifiCorp’s business, refer to Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007.

Regulatory Matters

Federal Regulatory Matters

In addition to the discussion contained herein regarding updates to federal regulatory matters based upon material changes that occurred subsequent to December 31, 2007, refer to Note 8 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further information regarding federal regulatory matters.

Transmission Investment

In July 2008, PacifiCorp filed a petition for declaratory order with the Federal Energy Regulatory Commission (the “FERC”) to confirm incentive rate treatment for the Energy Gateway Transmission Expansion Project. The Energy Gateway Transmission Expansion Project is an investment plan to build more than 1,900 miles of new high-voltage transmission lines primarily in Wyoming, Utah, Idaho, Oregon and the desert Southwest. The plan, with an estimated cost which could exceed $6 billion, depending on the ultimate configuration and timing of each segment, includes projects that will address customer base growth and customers’ increasing electric energy use, improve system reliability and deliver wind and other renewable generation resources to more customers throughout PacifiCorp’s six-state service area and the Western United States. Several transmission segments associated with this plan are expected to be placed in service beginning 2010 with major segments in service by 2014, depending on siting, permitting and construction timeframes. In October 2008, the FERC granted a 200 basis point (two percentage point) incentive rate adder to PacifiCorp’s base return on equity for seven of the eight project segments. The FERC did not preclude PacifiCorp from filing for incentive rate treatment for the remaining segment at a future date.

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

In February 2008, the BPA initiated a rate proceeding under the Northwest Power Act to reconsider the level of benefits for the years 2002 through 2006 consistent with the Ninth Circuit’s decisions to re-establish the level of benefits for years 2007 and 2008 and to set the level of benefits for years 2009 and beyond. Also in February 2008, the BPA offered PacifiCorp and other investor-owned utilities an interim agreement intended to resume customer benefits pending the outcome of the rate proceeding. In March 2008, the OPUC ordered PacifiCorp to not execute the interim agreement offered by the BPA because the benefits offered were subject to true-up and acceptance of the benefits before the conclusion of the rate proceeding was not in the best interest of customers. In March and May 2008, PacifiCorp and other parties submitted testimony in the BPA rate proceeding and initial legal briefing was completed in June 2008. The BPA issued its final record of decision in September 2008 establishing rates for the time period of October 2008 through September 2009. In September 2008, the OPUC approved PacifiCorp’s request to execute the residential purchase and sale agreement for the payment of Residential Exchange Program benefits from the BPA. In October 2008, PacifiCorp filed revised tariff sheets in both Oregon and Washington to resume residential exchange credits for customer invoices. The OPUC and WUTC approved the tariff sheet filings in October 2008, with an effective date of November 1, 2008. Because the benefit payments from the BPA are passed through to PacifiCorp’s customers, the outcome of this matter will not have a significant effect on PacifiCorp’s consolidated financial results.

Hydroelectric Relicensing

For a discussion of hydroelectric relicensing, refer to Note 8 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Hydroelectric Decommissioning

Condit Hydroelectric Project – (White Salmon River, Washington)

In September 1999, a settlement agreement to remove the 14-MW (nameplate rating) Condit hydroelectric project was signed by PacifiCorp, state and federal agencies and non-governmental organizations. Under the original settlement agreement, removal was expected to begin in October 2006 with a total cost to decommission not to exceed $17 million, excluding inflation. In early February 2005, the parties agreed to modify the settlement agreement so that removal would not begin until October 2008 with a total cost to decommission not to exceed $21 million, excluding inflation. The settlement agreement is contingent upon receiving a FERC surrender order and other regulatory approvals that are not materially inconsistent with the amended settlement agreement. PacifiCorp is in the process of acquiring all necessary permits within the terms and conditions of the amended settlement agreement. The permitting process is ongoing, and as such, was not completed in time to allow the decommissioning of the project to begin by the October 2008 target date under the settlement agreement. Given the time needed for project removal and impacts to natural resources, decommissioning is now expected to begin in October 2009.

State Regulatory Actions

PacifiCorp is currently pursuing a regulatory program in all states, with the objective of keeping rates closely aligned to ongoing costs. The following discussion provides a state-by-state update based upon significant changes that occurred subsequent to December 31, 2007.

Utah

In December 2007, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $161 million, or an average price increase of 11%. The increase is primarily due to increased capital spending and net power costs, both of which are driven by load growth. In March 2008, PacifiCorp filed supplemental testimony reducing the requested rate increase to $100 million. The decrease was primarily a result of a UPSC-ordered change in the test period and reductions associated with recent UPSC orders on depreciation rate changes and two deferred accounting requests. Subsequently, hearings were held on the revenue requirement portion of the case and PacifiCorp filed additional testimony. In August 2008, the UPSC issued its revenue requirement order in the case, increasing rates by $36 million, or 3%. The new rates became effective August 13, 2008. In September 2008, PacifiCorp filed a petition for reconsideration of several elements of the order. In October 2008, the UPSC issued an order on the reconsideration petition allowing PacifiCorp to recover an additional $3 million, bringing the total rate increase to $39 million. A settlement that provides for an equal percentage increase to all tariff customers was reached in the rate-design phase of the case and was approved by the UPSC.

In July 2008, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $161 million over PacifiCorp’s then-current rates, or an average price increase of 11%, prior to any consideration for the UPSC’s order in the December 2007 case described above. In September 2008, PacifiCorp filed supplemental testimony that reflected then-current revenues and other adjustments based on the August 2008 order in the 2007 general rate case. The supplemental filing reduced PacifiCorp’s request to $115 million. In October 2008, the UPSC issued an order changing the test period from the twelve months ending June 2009 using end-of-period rate base to the forecast calendar year 2009 using average rate base. PacifiCorp is required to update its filing to reflect the change in test period by December 1, 2008. The UPSC issued an order resetting the beginning of the 240-day statutory time period required to process the case to the date of the September 2008 supplemental filing. Based on the new time period, the new rates, if approved, will become effective in May 2009.

Oregon

In April 2008, PacifiCorp filed its first annual renewable adjustment clause to recover the revenue requirement related to new renewable resources and associated transmission that are eligible under the Oregon Renewable Energy Act and are not reflected in general rates. PacifiCorp requested an annual increase of $39 million on an Oregon-allocated basis, or an average price increase of 4%. The OPUC is expected to issue a decision in November 2008, with rates effective January 1, 2009.

In July 2008, as part of its annual transition adjustment mechanism, PacifiCorp filed updated forecasted net power costs for 2009. PacifiCorp proposed a net power cost increase of $57 million on an Oregon-allocated basis, or an average price increase of 6%. In September 2008, PacifiCorp filed a stipulation agreement reducing the proposed net power cost increase to $34 million on an Oregon-allocated basis, or an average price increase of 2%. The forecasted net power costs will be updated again in early November 2008 for OPUC-ordered changes, changes to the forward price curve and new wholesale sales and purchases. A final update for changes in the forward price curve will be filed in November 2008. The new rates will become effective January 1, 2009.

For a discussion of SB 408, refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

In February 2008, PacifiCorp filed its annual PCAM application with the WPSC for costs incurred during the period December 1, 2006 through November 30, 2007. In March 2008, the WPSC approved PacifiCorp’s request on an interim basis effective April 1, 2008, resulting in a rate increase of $31 million, or an average price increase of 8%, to recover deferred power costs over a one-year period. In August 2008, PacifiCorp reached an agreement with parties to the case to adjust the rate increase to $29 million. The settlement agreement was filed with the WPSC in August 2008. In September 2008, the WPSC issued a bench order approving the stipulation agreement. The interim rates were revised to reflect the $29 million increase approved in the stipulation agreement and became effective October 15, 2008.

In July 2008, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $34 million, or an average price increase of 7%, with an effective date in May 2009. Power costs have been excluded from the filing and will be addressed separately in PacifiCorp’s annual PCAM application in February 2009.

Washington

In February 2008, PacifiCorp filed a general rate case with the WUTC for an annual increase of $35 million, or an average price increase of 15%. In August 2008, PacifiCorp filed with the WUTC an all-party settlement agreement in which the parties agreed to an overall rate increase of $20 million, or 9%. The settlement was approved by the WUTC in October 2008 with the new rates effective October 15, 2008. The increase is composed of an $18 million increase to base rates, as well as a $2 million annual surcharge for approximately three years related to recovery of higher power costs incurred in 2005 due to poor hydroelectric conditions. The total recovery of the higher power costs will be $6 million plus interest. PacifiCorp agreed to drop the current proposal for a generation cost adjustment mechanism (“GCAM”) and further committed that PacifiCorp would not propose a GCAM in the next general rate case.

Idaho

In September 2008, PacifiCorp filed a general rate case with the Idaho Public Utilities Commission (the “IPUC”) for an annual increase of $6 million, or an average price increase of 4%, with an effective date of April 18, 2009. The increase is primarily due to increased capital spending and net power costs.

In October 2008, PacifiCorp filed a request with the IPUC for approval of an annual energy cost adjustment mechanism (“ECAM”) to defer the difference between base net power costs set during a general rate case and actual net power costs incurred by PacifiCorp. If approved, annually on April 1 PacifiCorp would file an application with the IPUC to adjust the ECAM surcharge rate beginning June 1 to refund or collect the ECAM deferred balance from the end of the prior calendar year.

Depreciation Rate Changes

For a discussion of PacifiCorp’s depreciation rate changes, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Environmental Matters

In addition to the discussion contained herein, refer to Note 8 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding certain environmental matters affecting PacifiCorp’s operations.

Regulated Air Pollutants

The Clean Air Mercury Rule (“CAMR”), issued in 2005, set up an emissions trading system to reduce mercury emissions. The rule was unanimously overturned in February 2008 by a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit. In September 2008, the Utility Air Regulatory Group petitioned the United States Supreme Court for a writ of certiorari to review the United States Court of Appeals for the District of Columbia Circuit’s February 2008 decision overturning the rule. The United States Environmental Protection Agency filed a petition to the United States Supreme Court in October 2008 seeking to overturn the lower court’s ruling.

Renewable Portfolio Standards

In March 2008, Utah’s governor signed Utah Senate Bill 202, Energy Resource and Carbon Emission Reduction Initiative. Among other things, this law provides that beginning in the year 2025, 20% of adjusted retail electric sales of all Utah utilities be supplied by renewable energy, if it is cost-effective. Retail electric sales will be adjusted by deducting the amount of generation from sources that produce zero or reduced carbon emissions, and for sales avoided as a result of energy efficiency and demand-side management programs. Qualifying renewable energy sources can be located anywhere in the Western Electricity Coordinating Council areas and renewable energy credits can be used. The costs of complying with the law will be a system cost and are expected to be recovered in retail rates in all states served, either through rate cases or adjustment mechanisms.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007. PacifiCorp’s exposure to market risk and its management of such risk has not changed materially since December 31, 2007. The recent unprecedented volatility in the capital and credit markets has developed rapidly and may create additional risks in the future. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of PacifiCorp’s derivative positions as of September 30, 2008 and December 31, 2007.

Credit Risk

As of September 30, 2008, 64% of PacifiCorp’s credit exposure, net of collateral, from wholesale operations was with counterparties having externally rated “investment grade” credit ratings, while an additional 6% of PacifiCorp’s credit exposure, net of collateral, from wholesale operations was with counterparties having financial characteristics deemed equivalent to “investment grade” by PacifiCorp based on internal review.

For the nine-month period ended September 30, 2008, PacifiCorp has not experienced a significant increase in customers’ inability to pay, or pay on time, amounts owed to PacifiCorp. Management continues to closely monitor credit risks and has heightened collection efforts, including the evaluation of counterparty credit risk. PacifiCorp’s bad debt expense has not materially changed for the first nine months of 2008 as compared to 2007.

Interest Rate Risk

As of September 30, 2008, PacifiCorp had floating-rate obligations totaling $442 million that expose PacifiCorp to the risk of increased interest expense in the event of increases in short-term interest rates. Changes in floating interest rates have not had a material impact on PacifiCorp’s consolidated interest expense for the nine-month period ended September 30, 2008.

Refer to the “Liquidity and Capital Resources” discussion in Item 2 of this Form 10-Q for a discussion regarding the current debt markets and the potential impact to PacifiCorp.

Item 4(T).            Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp’s disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including PacifiCorp’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Item 3 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1 of each of PacifiCorp’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008. In addition to the discussion contained herein regarding material developments to legal proceedings, refer to Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

In May 2007, PacifiCorp was served with a complaint filed in the United States District Court for the Northern District of California by individual Karuk and Yurok Tribe members, a commercial fisherman, a resort owner and the Klamath Riverkeeper. The complaint alleges that reservoirs behind the hydroelectric dams that PacifiCorp operates on the Klamath River provide an environment for the growth of a blue-green algae known as microcystis aeruginosa, which can generate a toxin called microcystin and cause the plaintiffs physical, property and economic harm. In March 2008, one of the Yurok Tribe members voluntarily dismissed his claims in the case. In April 2008, the court entered a stipulation and order dismissing plaintiff Klamath Riverkeeper’s claims, with prejudice. In July 2008, commercial fisherman Michael Hudson’s claims were dismissed with prejudice, and PacifiCorp filed motions for summary judgment on all remaining plaintiffs for all remaining claims. In August 2008, plaintiff Leaf Hillman, Karuk Tribe member, voluntarily dismissed all his personal injury claims with prejudice. In September 2008, PacifiCorp filed a motion for summary judgment on all of plaintiffs’ claims for public nuisance, private nuisance and negligence. In October 2008, the parties negotiated a final settlement in the matter and a stipulation was filed with the court dismissing all plaintiffs and all remaining claims, with prejudice.

In May 2004, PacifiCorp was served with a complaint filed in the United States District Court for the District of Oregon (the “District Court”) by the Klamath Tribes of Oregon, individual Klamath Tribal members and the Klamath Claims Committee. The complaint generally alleges that PacifiCorp and its predecessors affected the Klamath Tribes’ federal treaty rights to fish for salmon in the headwaters of the Klamath River in southern Oregon by building dams that blocked the passage of salmon upstream to the headwaters beginning in 1911. In July 2005, the District Court dismissed the case and in September 2005 denied the Klamath Tribes’ request to reconsider the dismissal. In October 2005, the Klamath Tribes appealed the District Court’s decision to the Ninth Circuit and briefing was completed in March 2006. In February 2008, the Ninth Circuit affirmed the District Court’s 2005 decisions dismissing the case. In May 2008, the plaintiffs filed a petition requesting review by the United States Supreme Court. PacifiCorp filed a brief in opposition to the petition in June 2008. In October 2008, the United States Supreme Court denied plaintiffs’ petition for review.

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

PACIFICORP
(Registrant)

Date: November 7, 2008	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1*
Twenty-Second Supplemental Indenture, dated as of July 1, 2008, to PacifiCorp’s Mortgage and Deed of Trust dated as of January 9, 1989 (Exhibit 4.1, Current Report on Form 8-K, filed July 17, 2008, File No. 1-5152).

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

* Incorporated herein by reference.