Form 10-Q
period 2009-03-31
PACIFICORP /OR/
filed 2009-05-08
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

All shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa. As of April 30, 2009, there were 357,060,915 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries (“PacifiCorp”) as of March 31, 2009, and the related consolidated statements of operations, cash flows, and changes in equity for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of PacifiCorp’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, cash flows, and of changes in common shareholder’s equity and comprehensive income for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of PacifiCorp (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2008.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 8, 2009

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$808	$59
Accounts receivables, net	537	609
Income taxes receivable from affiliates	16	43
Inventories:
Materials and supplies	194	184
Fuel	155	155
Derivative contracts	154	174
Deferred income taxes	77	74
Other current assets	81	78
Total current assets	2,022	1,376

Property, plant and equipment, net	14,141	13,824
Regulatory assets	1,552	1,624
Derivative contracts	63	86
Investments and other assets	265	257

Total assets	$18,043	$17,167

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2009	2008

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$571	$757
Accrued employee expenses	105	77
Accrued interest	109	89
Accrued taxes	97	73
Derivative contracts	97	130
Short-term debt	-	85
Current portion of long-term debt and capital lease obligations	144	144
Other current liabilities	112	111
Total current liabilities	1,235	1,466

Regulatory liabilities	821	821
Derivative contracts	433	490
Long-term debt and capital lease obligations	6,415	5,424
Deferred income taxes	2,091	2,025
Other long-term liabilities	854	874
Total liabilities	11,849	11,100

Commitments and contingencies (Note 10)

Equity:
PacifiCorp shareholders’ equity:
Preferred stock	41	41
Common equity:
Common stock – 750 shares authorized, no par value, 357 shares issued and outstanding	-	-
Additional paid-in capital	4,254	4,254
Retained earnings	1,816	1,694
Accumulated other comprehensive loss, net	(3)	(2)
Total common equity	6,067	5,946
Total PacifiCorp shareholders’ equity	6,108	5,987
Noncontrolling interest	86	80
Total equity	6,194	6,067

Total liabilities and equity	$18,043	$17,167

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2009	2008

Operating revenue	$1,116	$1,095

Operating costs and expenses:
Energy costs	436	475
Operations and maintenance	253	245
Depreciation and amortization	134	117
Taxes, other than income taxes	34	29
Total operating costs and expenses	857	866

Operating income	259	229

Other income (expense):
Interest expense	(99)	(84)
Allowance for borrowed funds	7	8
Allowance for equity funds	13	10
Interest income	3	3
Other, net	(1)	(1)
Total other income (expense)	(77)	(64)

Income before income tax expense	182	165
Income tax expense	56	58
Net income	$126	$107
Less – net income (loss) attributable to noncontrolling interest	3	(1)
Net income attributable to PacifiCorp	$123	$108

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$126	$107
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	134	117
Provision for deferred income taxes	62	51
Amortization of regulatory assets and liabilities, net	14	(15)
Other	(10)	5
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	66	61
Derivative collateral, net	13	-
Inventories	(10)	(14)
Income taxes - affiliates, net	27	40
Accounts payable and other liabilities	(5)	5
Net cash flows from operating activities	417	357

Cash flows from investing activities:
Capital expenditures	(567)	(352)
Purchases of available-for-sale securities	(3)	(23)
Proceeds from sales of available-for-sale securities	7	27
Other	2	-
Net cash flows from investing activities	(561)	(348)

Cash flows from financing activities:
Net repayments of short-term debt	(85)	-
Proceeds from long-term debt	992	-
Preferred stock dividends paid	(1)	(1)
Repayments and redemptions of long-term debt and capital lease obligations	(1)	-
Other, net	(12)	5
Net cash flows from financing activities	893	4

Net change in cash and cash equivalents	749	13
Cash and cash equivalents at beginning of period	59	228
Cash and cash equivalents at end of period	$808	$241

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	PacifiCorp Shareholders’ Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss, Net	Interest	Total

Balance, January 1, 2008	$41	$-	$3,804	$1,239	$(4)	$79	$5,159
Net income (loss)	-	-	-	108	-	(1)	107
Contributions	-	-	-	-	-	13	13
Distributions	-	-	-	(1)	-	(8)	(9)
Other equity transactions	-	-	-	-	-	(2)	(2)
Balance, March 31, 2008	$41	$-	$3,804	$1,346	$(4)	$81	$5,268

Balance, January 1, 2009	$41	$-	$4,254	$1,694	$(2)	$80	$6,067
Net income	-	-	-	123	-	3	126
Other comprehensive loss	-	-	-	-	(1)	-	(1)
Contributions	-	-	-	-	-	9	9
Distributions	-	-	-	(1)	-	(12)	(13)
Other equity transactions	-	-	-	-	-	6	6
Balance, March 31, 2009	$41	$-	$4,254	$1,816	$(3)	$86	$6,194

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric company serving 1.7 million retail customers, including residential, commercial, industrial and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with public and private utilities, energy marketing companies and incorporated municipalities. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp’s subsidiaries support its electric utility operations by providing coal-mining facilities and services and environmental remediation services. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company (“MEHC”), a holding company based in Des Moines, Iowa, which owns subsidiaries that are principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008 describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp’s assumptions regarding significant accounting policies during the first three months of 2009.

(2)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires publicly traded companies to include the annual fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” in interim financial statements. FSP FAS 107-1 is effective for financial statements issued after June 15, 2009, with early application permitted. PacifiCorp will include the disclosures required by FSP FAS 107-1 within Notes to Consolidated Financial Statements in its June 30, 2009 interim financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that would shift the focus from an entity’s intent to hold the debt security until recovery to its intent to sell the debt security. The existing other-than-temporary impairment models for equity securities will continue to apply. In addition, FSP FAS 115-2 addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income or some combination thereof. FSP FAS 115-2 also expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities and requires companies to include these expanded disclosures in interim financial statements. FSP FAS 115-2 is effective for financial statements issued after June 15, 2009, with early application permitted. PacifiCorp is currently evaluating the impact of adopting FSP FAS 115-2 on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies the application of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in determining when a market is not active and if a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 also amends SFAS No. 157 to define “major categories” to be consistent with those described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP FAS 157-4 is effective for financial statements issued after June 15, 2009, with early application permitted. PacifiCorp is currently evaluating the impact of adopting FSP FAS 157-4 on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is intended to improve financial reporting about plan assets of defined benefit pension and other postretirement plans by requiring enhanced disclosures to enable investors to better understand how investment allocation decisions are made and the major categories of plan assets. FSP FAS 132(R)-1 also requires disclosure of the inputs and valuation techniques used to measure fair value and the effect of fair value measurements using significant unobservable inputs on changes in plan assets. In addition, FSP FAS 132(R)-1 establishes disclosure requirements for significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued after December 15, 2009, with early application permitted. PacifiCorp is currently evaluating the impact of adopting FSP FAS 132(R)-1 on its disclosures included within Notes to Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial results. PacifiCorp adopted SFAS No. 161 on January 1, 2009 and included the required disclosures within Notes to Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. PacifiCorp adopted SFAS No. 160 on January 1, 2009. As a result, PacifiCorp has presented noncontrolling interest as a separate component of equity on the Consolidated Balance Sheets. Previously, this amount was reported in other long-term liabilities on the Consolidated Balance Sheets. Also, PacifiCorp has presented net income attributable to noncontrolling interest separately on the Consolidated Statements of Operations. Previously, this amount was included in operating income on the Consolidated Statements of Operations.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

		As of
		March 31,	December 31,
	Depreciation Life	2009	2008

Property, plant and equipment in service	5-80 years	$19,275	$18,879
Accumulated depreciation and amortization		(6,346)	(6,275)
Net property, plant and equipment in service		12,929	12,604
Construction work-in-progress		1,212	1,220
Total property, plant and equipment, net		$14,141	$13,824

(4)	Regulatory Matters

The following are updates to regulatory matters based upon significant changes that occurred subsequent to December 31, 2008.

Rate Matters

Oregon Senate Bill 408

In October 2007, PacifiCorp filed its tax report for 2006 under Oregon Senate Bill 408 (“SB 408”), which was enacted in September 2005. SB 408 requires that PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers file a report annually with the Oregon Public Utility Commission (the “OPUC”) comparing income taxes collected and income taxes paid, as defined by the statute and its administrative rules. PacifiCorp’s amended filing indicated that for the 2006 tax year, PacifiCorp paid $35 million more in federal, state and local taxes than was collected in rates from its retail customers. PacifiCorp proposed to recover $27 million of the deficiency over a one-year period starting June 1, 2008 and to defer any excess into a balancing account for future disposition. In April 2008, the OPUC approved PacifiCorp’s revised request with $27 million to be recovered over a one-year period beginning June 1, 2008 and the remainder to be deferred until a later period, with interest to accrue at PacifiCorp’s authorized rate of return. In June 2008, PacifiCorp recorded a $27 million regulatory asset and associated revenues representing the amount to be collected from its Oregon retail customers over the one-year period that began on June 1, 2008. In April 2009, the OPUC approved recovery of the remaining balance, including interest, associated with PacifiCorp’s 2006 tax year over a one-year period beginning on June 1, 2009.

The OPUC’s April 2008 order is being challenged by the Industrial Customers of Northwest Utilities (“ICNU”), which filed a petition in May 2008 with the Court of Appeals of the State of Oregon (“Court of Appeals”) seeking judicial review of the April 2008 order. In December 2008, ICNU filed their opening brief. In March 2009, a notice of withdrawal of the April 2008 order in judicial review was filed in the Court of Appeals by the OPUC. The notice stated that its purpose is to reconsider the order in light of the contentions raised on appeal. In the notice, the OPUC proposed to affirm, modify or reverse the order by May 25, 2009, which effectively suspended the legal proceeding until that date. The order has not been stayed and remains in lawful effect. PacifiCorp believes the outcome of these proceedings will not have a material impact on its consolidated financial results.

In October 2008, PacifiCorp filed its tax report for 2007 under SB 408. In April 2009, the OPUC approved the stipulation associated with PacifiCorp’s 2007 tax report authorizing recovery of $5 million, including interest, over a one-year period beginning on June 1, 2009.

(5)	Fair Value Measurements

PacifiCorp has various financial instruments that are measured at fair value in the Consolidated Financial Statements, including marketable debt and equity securities and derivative instruments. PacifiCorp’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents PacifiCorp’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2009 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Investments in available-for-sale securities	$27	$46	$-	$-	$73
Commodity derivatives	-	646	14	(443)	217
	$27	$692	$14	$(443)	$290

Liabilities:
Commodity derivatives	$-	$(576)	$(466)	$512	$(530)

(1)	Primarily represents cash collateral requirements of $69 million and netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

The following table presents PacifiCorp’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Investments in available-for-sale securities	$30	$48	$-	$-	$78
Commodity derivatives	-	474	88	(302)	260
	$30	$522	$88	$(302)	$338

Liabilities:
Commodity derivatives	$-	$(485)	$(496)	$361	$(620)

(1)	Primarily represents cash collateral requirements and netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

PacifiCorp’s investments in debt and equity securities are classified as available-for-sale and are stated at fair value. When available, the quoted market price or net asset value of an identical security in the principal market is used to record the fair value. In the absence of a quoted market price in a readily observable market, the fair value is determined using pricing models based on observable market inputs and quoted market prices of securities with similar characteristics. Substantially all of PacifiCorp’s available-for-sale securities in Level 1 and 2 above are held in the Bridger Coal Company reclamation trust.

The fair value of derivative instruments is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which PacifiCorp transacts. When quoted prices for identical instruments are not available, PacifiCorp uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years, and therefore, PacifiCorp’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years or if the instrument is not actively traded. Given that limited market data exists for these instruments, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 6 for further discussion regarding PacifiCorp’s risk management and hedging activities.

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

The following table reconciles the beginning and ending balance of PacifiCorp’s commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the three-month periods ended March 31 (in millions):

	2009	2008

Beginning balance	$(408)	$(311)
Unrealized or realized gains (losses) included in regulatory assets	(17)	18
Purchases, sales, issuances and settlements	(6)	(19)
Net transfers into or out of Level 3	(21)	-
Ending balance	$(452)	$(312)

(6)	Risk Management and Hedging Activities

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity and natural gas commodity price risk. Exposures to commodity prices include variations in the price of wholesale electricity that is purchased and sold and fuel costs to generate electricity. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. PacifiCorp does not engage in a material amount of proprietary trading activities.

PacifiCorp employs established policies and procedures to manage its risks associated with these market fluctuations through the use of various commodity derivative instruments, including those that settle both physically and financially. PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in PacifiCorp’s business. To mitigate a portion of its commodity risk, PacifiCorp uses commodity derivative instruments, including forward contracts, futures, options, fixed price and basis swaps and other agreements, to effectively secure future supply or sell future production at fixed prices. To manage its interest rate risk on existing or future debt, PacifiCorp may from time to time enter into interest rate derivatives.

There have been no significant changes in PacifiCorp’s significant accounting policies related to derivatives. Refer to Notes 2 and 5 of Notes to Consolidated Financial Statements for additional information on derivative instruments.

The following table summarizes the fair value of PacifiCorp’s derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis included in the Consolidated Balance Sheet as of March 31, 2009 (in millions):

	Balance Sheet Locations
	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total

Not Designated as Hedging Contracts (1)(2):
Commodity assets	$407	$198	$36	$15	$656
Commodity liabilities	(154)	(71)	(244)	(572)	(1,041)
Total	253	127	(208)	(557)	(385)

Designated as Cash Flow Hedging Contracts (1):
Commodity assets	3	-	1	-	4
Commodity liabilities	(1)	-	-	-	(1)
Total	2	-	1	-	3

Total derivatives (3)	255	127	(207)	(557)	(382)
Cash collateral receivable (payable)	(101)	(64)	110	124	69
Total derivatives – net basis	$154	$63	$(97)	$(433)	$(313)

(1)	Derivative instruments within these categories are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet.

(2)
The majority of PacifiCorp’s commodity derivatives not designated as hedging contracts are recoverable from customers in regulated rates and as of March 31, 2009, a net regulatory asset of $385 million was recorded related to the net liabilities of $385 million.

(3)
The net notional amount of outstanding commodity derivative contract volumes with fixed price terms that compose the mark-to-market values included above are (22) million megawatt hours of net electricity sales, 220 million decatherms of natural gas purchases and 6 million gallons of fuel purchases. PacifiCorp had 45 million decatherms of natural gas basis swaps.

Not Designated as Hedging Contracts

For PacifiCorp’s commodity derivatives not designated as hedging contracts, the settled cost is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery in rates are recorded as net regulatory assets. For those contracts that are not included in regulated rates, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts and as energy costs and operations and maintenance expense for purchase contracts and energy swap contracts.

The following table summarizes the pre-tax gains on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings during the three-month period ended March 31, 2009 (in millions):

Net Regulatory Assets

Beginning balance	$442
Gains on derivatives recognized in net regulatory assets	(73)
Gains on derivatives reclassified to earnings – operating revenue	79
Losses on derivatives reclassified to earnings – energy costs	(63)
Ending balance	$385

The gains and losses recognized in earnings or other comprehensive income on derivative contracts not recoverable from customers in regulated rates were not material for the three-month period ended March 31, 2009. The impact of hedge ineffectiveness was also not material. The gains or losses on all derivative and hedge ineffectiveness are recognized in income as operating revenue, energy costs or operation and maintenance expense depending on the nature of the item being hedged.

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

PacifiCorp analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, PacifiCorp enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtaining third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, PacifiCorp exercises rights under these arrangements, including calling on the counterparty’s credit support arrangement. Based on PacifiCorp’s policies and risk exposures related to credit, PacifiCorp does not anticipate a material adverse effect on its consolidated financial results as a result of counterparty nonperformance.

Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in PacifiCorp’s creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2009, PacifiCorp’s credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp’s derivative contracts in liability positions with specific credit-risk-related contingent features totaled $828 million as of March 31, 2009, for which PacifiCorp had posted collateral of $234 million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2009, PacifiCorp would have been required to post $317 million of additional collateral. PacifiCorp’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors.

(7)	Recent Debt Transactions

In January 2009, PacifiCorp issued $350 million of its 5.5% First Mortgage Bonds due January 15, 2019 and $650 million of its 6.0% First Mortgage Bonds due January 15, 2039.

(8)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components for the three-month periods ended March 31 (in millions):

	Pension		Other Postretirement
	2009	2008	2009	2008

Service cost (1)	$4	$7	$1	$2
Interest cost	18	16	8	8
Expected return on plan assets	(18)	(18)	(7)	(7)
Net amortization	3	2	3	4
Net amortization of regulatory deferrals	(2)	-	1	-
Net periodic benefit cost	$5	$7	$6	$7

(1)	Service costs excluded $4 million and $3 million of contributions to the joint trust union plans during the three-month periods ended March 31, 2009 and 2008, respectively.

Employer contributions to the pension, other postretirement benefit and joint trust union plans are expected to be $54 million, $25 million and $13 million, respectively, for 2009. As of March 31, 2009, $20 million, $6 million and $4 million of contributions had been made to the pension, other postretirement benefit and joint trust union plans, respectively.

(9)	Taxes

The effective tax rates were 31% and 35% for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to the benefit of additional production tax credits associated with increased production at wind-powered generating facilities and the effects of rate making, partially offset by higher pre-tax earnings and lower tax benefits associated with the domestic production activities deduction.

(10)	Commitments and Contingencies

Legal Matters

PacifiCorp is party in a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. PacifiCorp does not believe that such normal and routine litigation will have a material effect on its consolidated financial results. PacifiCorp is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts and are described below.

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

New Source Review

As part of an industry-wide investigation to assess compliance with the New Source Review (“NSR”) and Prevention of Significant Deterioration (“PSD”) provisions, the United States Environmental Protection Agency (the “EPA”) has requested from numerous utilities information and supporting documentation regarding their capital projects for various generating facilities. Between 2001 and 2003, PacifiCorp responded to requests for information relating to its capital projects at its generating facilities and has been engaged in periodic discussions with the EPA over several years regarding PacifiCorp’s historical projects and their compliance with NSR and PSD provisions. An NSR enforcement case against another utility has been decided by the United States Supreme Court, holding that an increase in annual emissions of a generating facility, when combined with a modification (i.e., a physical or operation change), may trigger NSR permitting. PacifiCorp could be required to install additional emissions controls, and incur additional costs and penalties, in the event it is determined that PacifiCorp’s historical projects did not meet all regulatory requirements. The impact of these additional emissions controls, costs and penalties, if any, on PacifiCorp’s consolidated financial results cannot be determined at this time.

Accrued Environmental Costs

PacifiCorp is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of PacifiCorp’s operations and sites owned by third parties. PacifiCorp accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, PacifiCorp’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of March 31, 2009 and December 31, 2008 was $26 million and is included in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 47 generating facilities with an aggregate facility net owned capacity of 1,158 megawatts (“MW”). The Federal Energy Regulatory Commission (the “FERC”) regulates 98% of the net capacity of this portfolio through 16 individual licenses, which typically have terms of 30 to 50 years. PacifiCorp’s Klamath hydroelectric system is the remaining hydroelectric generating facility actively engaged in the relicensing process with the FERC.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 169-MW Klamath hydroelectric system in anticipation of the March 2006 expiration of the existing license. PacifiCorp is currently operating under an annual license issued by the FERC and expects to continue operating under annual licenses until the relicensing process is complete. As part of the relicensing process, the FERC is required to perform an environmental review, and in November 2007, the FERC issued its final environmental impact statement. The United States Fish and Wildlife Service and the National Marine Fisheries Service issued final biological opinions in December 2007 analyzing the Klamath hydroelectric system’s impact on endangered species under a new FERC license consistent with the FERC staff’s recommended license alternative and terms and conditions issued by the United States Departments of the Interior and Commerce. These terms and conditions include construction of upstream and downstream fish passage facilities at the Klamath hydroelectric system’s four mainstem dams. PacifiCorp will need to obtain water quality certifications from Oregon and California prior to the FERC issuing a final license. PacifiCorp currently has water quality applications pending in Oregon and California.

In November 2008, PacifiCorp signed a non-binding agreement in principle (the “AIP”) that lays out a framework for the disposition of PacifiCorp’s Klamath hydroelectric system relicensing process, including a path toward dam transfer and removal by an entity other than PacifiCorp no earlier than 2020. Parties to the AIP are PacifiCorp, the United States Department of the Interior, the State of Oregon and the State of California. Any transfer of facilities and subsequent removal are contingent on PacifiCorp reaching a comprehensive final settlement with the AIP signatories and other stakeholders. Negotiations on a final agreement have begun and the AIP states that a final agreement is expected no later than June 30, 2009. As provided in the AIP, PacifiCorp’s support for a definitive settlement will depend on the inclusion of protection for PacifiCorp and its customers from uncapped dam removal costs and liabilities.

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

Hydroelectric relicensing and the related environmental compliance requirements and litigation are subject to uncertainties. PacifiCorp expects that future costs relating to these matters will be significant and will consist primarily of additional relicensing costs, as well as ongoing operations and maintenance expense and capital expenditures required by its hydroelectric licenses. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $60 million and $57 million in costs, included in construction in progress and reflected in property, plant and equipment, net on the Consolidated Balance Sheets, as of March 31, 2009 and December 31, 2008, respectively, for ongoing hydroelectric relicensing. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

FERC Issues

FERC Investigation

During 2007, the Western Electricity Coordinating Council (the “WECC”) audited PacifiCorp’s compliance with several of the reliability standards developed by the North American Electric Reliability Corporation (the “NERC”). In April 2008, PacifiCorp received notice of a preliminary non-public investigation from the FERC and the NERC to determine whether an outage that occurred in PacifiCorp’s transmission system in February 2008 involved any violations of reliability standards. In November 2008, PacifiCorp received preliminary findings from the FERC staff regarding its non-public investigation into the February 2008 outage. Also in November 2008, in conjunction with the reliability standards review, the FERC assumed control of certain aspects of the WECC’s 2007 audit. PacifiCorp has engaged in discussions with FERC staff regarding their findings related to the WECC audit and the non-public investigation. However, PacifiCorp cannot predict the impact of the audit or the non-public investigation, if any, on its consolidated financial results at this time.

Northwest Refund Case

In June 2003, the FERC terminated its proceeding relating to the possibility of requiring refunds for wholesale spot-market bilateral sales in the Pacific Northwest between December 2000 and June 2001. The FERC concluded that ordering refunds would not be an appropriate resolution of the matter. In November 2003, the FERC issued its final order denying rehearing. Several market participants, excluding PacifiCorp, filed petitions in the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) for review of the FERC’s final order. In August 2007, the Ninth Circuit concluded that the FERC failed to adequately explain how it considered or examined new evidence showing intentional market manipulation in California and its potential ties to the Pacific Northwest, and that the FERC should not have excluded from the Pacific Northwest refund proceeding purchases of energy made by the California Energy Resources Scheduling (“CERS”) division in the Pacific Northwest spot market. Without issuing the mandate order, the Ninth Circuit remanded the case to the FERC to (i) address the new market manipulation evidence in detail and account for it in any future orders regarding the award or denial of refunds in the proceedings, (ii) include sales to CERS in its analysis and (iii) further consider its refund decision in light of related, intervening opinions of the court. Such a remand, however, is not complete until an order of mandate has also been issued. The Ninth Circuit offered no opinion on the FERC’s findings based on the record established by the administrative law judge and did not rule on the merits of the FERC’s November 2003 decision to deny refunds. Subsequently, in April 2009, the Ninth Circuit issued a formal mandate order, completing the remand of the case to the FERC, which has not yet undertaken further action. PacifiCorp cannot predict the future course of this proceeding and its impact on its consolidated financial results, if any, at this time.

(11)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income attributable to PacifiCorp consists of the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2009	2008

Net income attributable to PacifiCorp	$123	$108
Other comprehensive loss attributable to PacifiCorp –
Fair value adjustment on cash flow hedges, net of tax of $- and $-	(1)	-
Comprehensive income attributable to PacifiCorp	$122	$108

Accumulated other comprehensive loss attributable to PacifiCorp, net consists of the following components (in millions):

	As of
	March 31,	December 31,
	2009	2008

Unrecognized amounts on retirement benefits, net of tax of $(2) and $(2)	$(2)	$(2)
Fair value adjustment on cash flow hedges, net of tax of $- and $-	(1)	-
Total accumulated other comprehensive loss attributable to PacifiCorp, net	$(3)	$(2)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of PacifiCorp and its subsidiaries (collectively, “PacifiCorp”) during the periods included herein. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with PacifiCorp’s historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q. PacifiCorp’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based upon PacifiCorp’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside PacifiCorp’s control and could cause actual results to differ materially from those expressed or implied by PacifiCorp’s forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which PacifiCorp’s facilities operate;

•
changes in governmental, legislative or regulatory requirements affecting PacifiCorp or the electric utility industry, including limits on the ability of public utilities to recover income tax expense in rates, such as Oregon Senate Bill 408;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies, including those addressing climate change, that could increase operating and capital improvement costs, reduce plant output or delay plant construction;

•	the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•
changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity or PacifiCorp’s ability to obtain long-term contracts with customers and suppliers;

•	a high degree of variance between actual and forecasted load and prices that could impact the hedging strategy and costs to balance electricity and load supply;

•
hydroelectric conditions, as well as the cost, feasibility and eventual outcome of hydroelectric relicensing proceedings, that could have a significant impact on electric capacity and cost and PacifiCorp’s ability to generate electricity;

•
changes in prices and availability for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generation capacity and energy costs;

•	the financial condition and creditworthiness of PacifiCorp’s significant customers and suppliers;

•	changes in business strategy or development plans;

•
availability, terms and deployment of capital, including severe reductions in demand for investment grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for PacifiCorp’s credit facilities;

•	changes in PacifiCorp’s credit ratings;

•	performance of PacifiCorp’s generating facilities, including unscheduled outages or repairs;

•
the impact of derivative instruments used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in the commodity prices, interest rates and other conditions that affect the value of derivative instruments;

•
the impact of increases in healthcare costs and changes in interest rates, mortality, morbidity, investment performance and legislation on pension and other postretirement benefits expense and funding requirements;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generating facilities and infrastructure additions;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	other risks or unforeseen events, including litigation, wars, the effects of terrorism, embargoes and other catastrophic events; and

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

Results of Operations for the Three-Month Periods Ended March 31, 2009 and 2008

Overview

Net income attributable to PacifiCorp was $123 million, an increase of $15 million for the three-month period ended March 31, 2009 from the comparable period in 2008, primarily due to higher revenues and lower energy costs in the current period, partially offset by higher depreciation and interest expense.

Retail revenues increased $14 million during the three-month period ended March 31, 2009 from the comparable period in 2008, primarily due to higher prices approved by regulators. Retail energy sales volumes decreased by 3% during the three-month period ended March 31, 2009 from the comparable period in 2008, primarily due to the impacts of the current economic conditions on retail customer usage mainly in Oregon. Wholesale sales and other revenue decreased by $13 million during the three-month period ended March 31, 2009 from the comparable period in 2008. Lower average market prices on wholesale sales more than offset the higher wholesale sales volumes experienced during the three-month period ended March 31, 2009.

The September 2008 acquisition of the 520-megawatt (“MW”) natural gas-fired Chehalis plant and the addition of 520 MW of wind-powered generating facilities placed in service from May 2008 through January 2009 provided more flexibility in balancing PacifiCorp’s system requirements during the three-month period ended March 31, 2009. The additional generating capacity and lower retail demand also reduced PacifiCorp’s reliance on purchased electricity, resulting in a $67 million decrease in purchased electricity costs from the comparable period in 2008. This decrease was partially offset by a $15 million increase related to power cost adjustment mechanisms. PacifiCorp experienced drier than normal conditions in both the first three months of 2009 and 2008, resulting in relatively flat hydroelectric generation.

Operating Revenue (Dollars in Millions)

	Three-Month Periods Ended March 31,		Favorable/(Unfavorable)
	2009	2008	Change

Retail	$848	$834	$14	2%
Wholesale and other	265	278	(13)	(5)
Unrealized gains (losses) on derivatives	3	(17)	20	118
Total operating revenue	$1,116	$1,095	$21	2

Average retail customers (in thousands)	1,716	1,702	14	1

Retail energy sales (gigawatt hours (“GWh”))	13,267	13,711	(444)	(3)
Wholesale energy sales (GWh)	3,500	3,271	229	7
Total energy sales (GWh)	16,767	16,982	(215)	(1)

Retail revenues increased $14 million, or 2%, primarily due to:

•	$28 million of increases from higher prices approved by regulators; and

•	$7 million of increases due to growth in the average number of commercial and residential customers; partially offset by,

•	$21 million of decreases due to lower average customer usage, primarily in Oregon.

Wholesale sales and other revenue decreased $13 million, or 5%, primarily due to:

•	$32 million of decreases on wholesale electric sales due to $49 million in lower average prices, partially offset by $17 million in higher volumes; and

•	$18 million of increases due to higher revenue attributable to PacifiCorp’s majority owned coal mining operations.

Operating Costs and Expenses (Dollars in Millions)

	Three-Month Periods Ended March 31,		Favorable/(Unfavorable)
	2009	2008	Change

Energy costs	$438	$486	$48	10%
Operations and maintenance	252	245	(7)	(3)
Unrealized gains on derivatives	(1)	(11)	(10)	(91)
Depreciation and amortization	134	117	(17)	(15)
Taxes, other than income taxes	34	29	(5)	(17)
Total operating costs and expenses	$857	$866	$9	1

Coal-fired generation (GWh)	11,160	11,803	(643)	(5)
Natural-gas fired generation (GWh)	2,503	2,176	327	15
Hydroelectric generation (GWh)	1,038	1,033	5	-
Other (GWh)	614	307	307	100
Total PacifiCorp generated volumes (GWh)	15,315	15,319	(4)	-
Purchased electricity (GWh)	2,660	2,973	313	11

Energy costs decreased $48 million, or 10%, primarily due to:

•	$67 million of decreases in purchased electricity due to $46 million in lower average prices and $21 million in lower volumes; and

•
$7 million of decreases in the cost of coal consumed at PacifiCorp’s coal-fired generating facilities due to $8 million in lower volumes, partially offset by $1 million in higher average prices; partially offset by,

•
$15 million of increases primarily due to the amortization of incurred power costs deferred in the prior period in accordance with established adjustment mechanisms and lower deferrals in the current period; and

•
$12 million of increases in the cost of natural gas consumed at PacifiCorp’s natural gas-fired generating facilities due to $16 million in higher volumes primarily due to the addition of the 520-MW Chehalis plant in September 2008, partially offset by $4 million in lower average prices.

Operations and maintenance expense increased $7 million, or 3%, primarily due to higher costs attributable to PacifiCorp’s majority owned coal mining operations.

Depreciation and amortization expense increased $17 million, or 15%, primarily due to higher plant-in-service in the current year.

Other Income (Expense) (in Millions)

	Three-Month Periods Ended March 31,		Favorable/(Unfavorable)
	2009	2008	Change

Interest expense	$(99)	$(84)	$(15)	(18)%
Allowance for borrowed funds	7	8	(1)	(13)
Allowance for equity funds	13	10	3	30
Interest income	3	3	-	-
Other, net	(1)	(1)	-	-
Total other income (expense)	$(77)	$(64)	$(13)	(20)

Interest expense increased $15 million, or 18%, for the three-month period ended March 31, 2009 as compared to 2008, primarily due to higher average debt outstanding, partially offset by lower average rates on variable-rate debt.

Income tax expense decreased $2 million to $56 million for the three-month period ended March 31, 2009 as compared to 2008, primarily due to higher production tax credits associated with increased production at wind-powered generating facilities combined with higher tax benefits associated with the regulatory treatment of certain deferred income taxes, partially offset by higher pre-tax earnings and lower tax benefits associated with the domestic production activities deduction. The effective tax rate was 31% for the three-month period ended March 31, 2009 compared to 35% for 2008.

Liquidity and Capital Resources

PacifiCorp depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. To the extent funds are not available to support capital expenditures, projects may be delayed or canceled and operating income may be reduced. Short-term cash requirements not met by net cash flows from operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through long-term debt issuances and through cash capital contributions by PacifiCorp’s indirect parent company, MidAmerican Energy Holdings Company. PacifiCorp expects it will need additional periodic equity contributions from its indirect parent company over the next several years. Issuance of long-term securities is influenced by the levels of short-term debt, net cash flows from operating activities, capital expenditures, market conditions, regulatory approvals and other considerations.

As of March 31, 2009, PacifiCorp’s total net liquidity available was $1.9 billion. The components of total net liquidity available are as follows (in millions):

Cash and cash equivalents	$808

Available revolving credit facilities	$1,395

Less – letters of credit and support for variable-rate tax-exempt bond obligations	(258)
Net revolving credit facilities available	$1,137

Total net liquidity available	$1,945

Unsecured revolving credit facilities:
Maturity date	2012-2013
Largest single bank commitment as a % of total	15%

PacifiCorp’s cash and cash equivalents were $808 million as of March 31, 2009, compared to $59 million as of December 31, 2008. PacifiCorp has restricted cash and investments included in other current assets and investments and other assets on the Consolidated Balance Sheets of $85 million and $93 million as of March 31, 2009 and December 31, 2008, respectively, that principally relate to trust funds held for coal mine reclamation.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2009 and 2008 were $417 million and $357 million, respectively. The increase was due primarily to lower wholesale purchases, lower contributions to pension and other postretirement benefit plans and cash collateral received on derivative contracts. These increases were partially offset by lower wholesale sales due to lower average prices and higher fuel costs.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2009 and 2008 were $(561) million and $(348) million, respectively, primarily related to capital expenditures. Capital expenditures increased $215 million primarily due to wind-powered generating facilities, including payments for wind-powered generating facilities placed in service in December 2008, transmission expansion and reliability investments and generation overhauls.

Capital expenditures consisted mainly of the following during the three-month periods ended March 31, 2009 and 2008, respectively:

2009:

•
PacifiCorp spent $201 million on wind-powered generating facilities. In January 2009, 138 MW of additional wind-powered generating facilities were placed in service. An additional 127.5 MW of owned wind-powered generating facilities are expected to be placed in service by December 31, 2009.

•	PacifiCorp spent $60 million on emissions control equipment.

•	PacifiCorp spent $99 million on transmission system expansion and upgrades, including the Energy Gateway Transmission Expansion Project.

•	PacifiCorp spent $207 million on operating projects mainly for distribution and generation overhauls needed to serve existing and expected growing demand.

2008:

•	PacifiCorp spent $115 million on wind-powered generating facilities.

•	PacifiCorp spent $47 million on emissions control equipment.

•	PacifiCorp spent $26 million on transmission system expansion and upgrades.

•	PacifiCorp spent $164 million on operating projects mainly for distribution and generation overhauls needed to serve existing and growing demand.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2009 were $893 million. Sources of cash totaled $992 million and consisted of proceeds from the issuance of long-term debt. Uses of cash totaled $99 million and consisted primarily of $85 million for net repayments of short-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2008 were $4 million.

Short-term Debt and Revolving Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt, of which an aggregate principal amount of $85 million was outstanding at December 31, 2008 with a weighted average interest rate of 1.0%. In January 2009, PacifiCorp repaid its outstanding short-term debt with proceeds from its January 2009 long-term debt issuance discussed below. PacifiCorp had no outstanding short-term debt as of March 31, 2009.

PacifiCorp had no outstanding borrowings under its unsecured revolving credit facilities as of March 31, 2009 or December 31, 2008. In April 2009, PacifiCorp’s commitments with Lehman Brothers Bank, FSB and Lehman Commercial Paper, Inc. were terminated due to the Lehman Brothers Holdings Inc. bankruptcy filing in September 2008. See Note 8 of Notes to Consolidated Financial Statements included in PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion.

Long-term Debt

In January 2009, PacifiCorp issued $350 million of its 5.5% First Mortgage Bonds due January 15, 2019 and $650 million of its 6.0% First Mortgage Bonds due January 15, 2039.

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

Future Uses of Cash

PacifiCorp expects to have available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which PacifiCorp has access to external financing depend on a variety of factors, including PacifiCorp’s credit ratings, investors’ judgment of risk and conditions in the overall capital markets, including the condition of the utility industry in general.

Capital Expenditures

PacifiCorp has significant future capital requirements. Forecasted capital expenditures for fiscal 2009, which exclude non-cash allowance for equity funds used during construction, are approximately $2.4 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors: changes in rules and regulations, including environmental; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; and the cost and availability of capital.

Forecasted capital expenditures for fiscal 2009 include the following:

•
$579 million for the Energy Gateway Transmission Expansion Project, which includes the construction of a 135-mile double-circuit 345-kilovolt transmission line to be built between the Populus substation located in southern Idaho and the Terminal substation located in the Salt Lake City area, one of the first major segments of the project.

•
$426 million primarily for the remaining construction costs for the development of the 99-MW High Plains and 28.5-MW McFadden Ridge wind-powered generating facilities that are expected to be placed in service during 2009, a 111-MW wind-powered generating facility that has a planned in service date in 2010 and the remaining project costs related to the wind-powered generating facilities placed in service during the year ended December 31, 2008 and those placed in service in January 2009.

•
$389 million for emissions control equipment to meet anticipated air quality and visibility targets, reduction of sulfur dioxide, particulate matter, nitrogen oxide and mercury emissions. This estimate includes additions at certain coal-fired generating facilities.

•	Projects mainly for transmission, distribution and generation overhauls needed to serve existing and expected growing demand.

PacifiCorp is subject to federal, state, local and foreign laws and regulations with regard to air and water quality, renewable portfolio standards, hazardous and solid waste disposal and other environmental matters. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to PacifiCorp. In particular, future mandates, including those associated with addressing the issue of global climate change, may impact the operation of PacifiCorp’s generating facilities and may require PacifiCorp to reduce emissions at its facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. PacifiCorp is not aware of any proven commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and natural gas-fired generating facilities, and PacifiCorp is uncertain when, or if, such technology will be commercially available.

Refer to the Environmental Regulation section of Item 1 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008 and the “Environmental Regulation” section of this Form 10-Q for a detailed discussion.

Contractual Obligations

Subsequent to December 31, 2008, there were no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008, other than the January 2009 debt issuance previously discussed. Additionally, refer to the “Capital Expenditures” discussions included in “Liquidity and Capital Resources.”

Regulatory Matters

In addition to the updates contained herein regarding updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2008, refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional regulatory matter updates.

Utah

In July 2008, PacifiCorp filed a general rate case with the Utah Public Service Commission (the “UPSC”) requesting an annual increase of $161 million, or an average price increase of 11%, prior to any consideration for the UPSC’s order in the 2007 general rate case. In September 2008, PacifiCorp filed supplemental testimony that reflected then-current revenues and other adjustments based on the August 2008 order in the 2007 general rate case. The supplemental filing reduced PacifiCorp’s request to $115 million. In October 2008, the UPSC issued an order changing the test period from the twelve months ending June 2009 using end-of-period rate base to the forecast calendar year 2009 using average rate base. In December 2008, PacifiCorp updated its filing to reflect the change in the test period. The updated filing proposes an increase of $116 million, or an average price increase of 8%. The UPSC issued an order resetting the beginning of the 240-day statutory time period required to process the case to the date of the September 2008 supplemental filing. In February 2009, a settlement agreement was reached among the parties who had filed testimony in the cost of capital phase of the rate case. A stipulation was filed with the UPSC requesting that the UPSC set the weighted cost of capital at 8.4% with a return on equity at 10.6%. The UPSC approved the cost of capital settlement agreement by bench order in March 2009. Rebuttal testimony was filed with the UPSC for the 2008 general rate case in March 2009 supporting a rate increase of $57 million, or 4%, which reflects the cost of capital settlement. In March 2009, a settlement agreement was filed with the UPSC resolving all remaining revenue requirement issues resulting in parties agreeing, among other settlement terms, on a $45 million, or 3%, rate increase that will be effective on May 8, 2009. In April 2009, the UPSC issued its final order approving the revenue requirement settlement agreement without modification.

In March 2009, PacifiCorp filed for an energy cost adjustment mechanism with the UPSC. The filing recommends that the UPSC adopt the energy cost adjustment mechanism to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. This proceeding will be scheduled in June 2009 with the general rate case discussed below.

In April 2009, PacifiCorp filed a notice of intent to file a general rate case with the UPSC in June 2009. PacifiCorp is proposing to use a twelve-month ending December 31, 2010 forecasted test period. Furthermore, PacifiCorp is requesting that the UPSC approve the proposed test period and set a procedural schedule that will provide a decision on the test period that will enable PacifiCorp to finalize the revenue requirement and complete the preparation of other material in order to file the general rate case in June 2009.

Oregon

In March 2009, PacifiCorp made the initial filing for the annual transition adjustment mechanism (“TAM”) with the OPUC for an annual increase of $21 million, or 2%, to recover the anticipated net power costs for the year beginning January 1, 2010. The expected effective date for the TAM is January 1, 2010. In April 2009, PacifiCorp filed a general rate case for an increase of $92 million, or 9%. If approved, rates will be effective no later than February 3, 2010.

Wyoming

In July 2008, PacifiCorp filed a general rate case with the Wyoming Public Service Commission (the “WPSC”) requesting an annual increase of $34 million, or an average price increase of 7%, with an effective date of May 24, 2009. Power costs were excluded from the filing and were addressed separately in PacifiCorp’s annual power cost adjustment mechanism (“PCAM”) application filed in February 2009. In October 2008, the general rate case request was reduced by $5 million, to $29 million, to reflect a change in the in-service date of the High Plains wind-powered generating plant. In March 2009, a settlement agreement was filed with the WPSC requesting an increase in Wyoming rates of $18 million annually, beginning May 24, 2009, for an average overall increase of 4%. The WPSC held and completed public hearings on the 2008 general rate case in March 2009. The WPSC issued a bench decision approving the stipulation agreement and an $18 million rate increase effective with service on and after May 24, 2009. The final order is expected in May 2009.

In February 2009, PacifiCorp filed its annual PCAM application with the WPSC. The PCAM application requests recovery of the difference between actual net power costs and the amount included in base rates, subject to certain limitations, for the period December 1, 2007 through November 30, 2008, and establishes for the first time, an adjustment for the difference between forecasted net power costs and the amount included in base rates for the period December 1, 2008 through November 30, 2009. In the 2009 PCAM docket, PacifiCorp is requesting a $2 million reduction to the current annual surcharge rate based on the results for the twelve-month period ending November 30, 2008, as well as a $16 million increase to the annual surcharge rate for the forecasted twelve-month period ending November 30, 2009, resulting in a net increase to the annual surcharge rate of $14 million, or 3%, on a combined basis. In March 2009, the WPSC approved PacifiCorp’s motion to implement an interim rate increase of $7 million effective April 1, 2009 consistent with the interim PCAM increase agreed to in the 2008 general rate case settlement agreement. A public hearing regarding the 2009 PCAM docket is scheduled for August 12, 2009.

Idaho

In September 2008, PacifiCorp filed a general rate case with the Idaho Public Utilities Commission (the “IPUC”) for an annual increase of $6 million, or an average price increase of 4%. In February 2009, a settlement signed by PacifiCorp, the IPUC staff and intervening parties was filed with the IPUC resolving all issues in the 2008 general rate case. The agreement stipulates a $4 million increase, or 3% average rate increase, for non-contract retail customers in Idaho. As part of the stipulation, intervening parties acknowledged that PacifiCorp’s acquisition of the 520-MW natural gas-fired Chehalis plant was prudent and the investment should be included in PacifiCorp’s revenue requirement, and that PacifiCorp has demonstrated that its demand-side management programs are prudent. The parties also agreed on a base level of net power costs for any future energy cost adjustment mechanism calculations if a mechanism is adopted in Idaho. In February 2009, parties to the stipulation filed supporting testimony recommending the IPUC approve the stipulation as filed. Public hearings were held in March 2009 for the IPUC to hear evidence in support of the settlement and associated price increase. In April 2009, the IPUC issued an order approving the stipulation effective April 18, 2009.

California

In February 2009, PacifiCorp filed a post-test-year adjustment mechanism (“PTAM”) with the California Public Utilities Commission (the “CPUC”) for major capital additions amounting to a California rate adjustment of $1 million, or 2%. The filing included the addition of four major renewable resources: the 99-MW Seven Mile Hill, the 99-MW Glenrock, the 39-MW Glenrock III and the 99-MW Rolling Hills wind-powered generating facilities. The rates became effective March 19, 2009.

In February 2009, PacifiCorp filed an application to extend its PTAM attrition adjustment (an adjustment for inflation) through 2010 and to delay filing its next general rate case by one year. The application was approved by the CPUC in April 2009.

Environmental Regulation

In addition to the updates contained herein, refer to Note 10 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding certain environmental matters affecting PacifiCorp’s operations.

Climate Change

In April 2009, the United States Environmental Protection Agency (the “EPA”) issued a proposed finding, in response to the United States Supreme Court’s 2007 decision in the case of Massachusetts v. EPA, that under Section 202(a) of the Clean Air Act six greenhouse gases – carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride – threaten the public health and welfare of current and future generations. The proposed finding will be subject to a 60-day public comment period before being finalized. The finding does not include any proposed regulations regarding greenhouse gas emissions; however, such regulatory or legislative action could have a significant adverse impact on PacifiCorp’s current and future fossil-fueled generating facilities.

Credit Ratings

Debt and preferred securities of PacifiCorp are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of PacifiCorp’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of March 31, 2009, PacifiCorp’s credit ratings were as follows:

	Moody’s	Standard and Poor’s
Issuer/Corporate	Baa1	A-
Senior secured debt	A3	A
Senior unsecured debt	Baa1	A-
Preferred stock	Baa3	BBB
Commercial paper	P-2	A-2
Outlook	Stable	Stable

PacifiCorp has no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. PacifiCorp’s unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon their availability. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities. Certain authorizations or exemptions by regulatory commissions for the issuance of securities are valid as long as PacifiCorp maintains investment grade ratings on senior secured debt. A downgrade below that level would necessitate new regulatory applications and approvals.

A change in PacifiCorp’s credit rating could result in the requirement to post cash collateral, letters of credit or other similar credit support under certain agreements, including derivative contracts, related to PacifiCorp’s procurement or sale of electricity, natural gas, coal, fuel transportation and other supplies. In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in PacifiCorp’s creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2009, PacifiCorp’s credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of March 31, 2009, PacifiCorp would have been required to post $399 million of additional collateral. PacifiCorp’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of PacifiCorp’s collateral requirements specific to PacifiCorp’s derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting PacifiCorp, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in the Consolidated Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Consolidated Financial Statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of PacifiCorp’s critical accounting policies, see Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008. PacifiCorp’s critical accounting policies have not changed materially since December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008. PacifiCorp’s exposure to market risk and its management of such risk has not changed materially since December 31, 2008. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of PacifiCorp’s derivative positions as of March 31, 2009 and December 31, 2008.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp’s disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including PacifiCorp’s Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Item 3 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008. Refer to Note 10 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for material legal proceedings.

Item 1A.	Risk Factors

There has been no material change to PacifiCorp’s risk factors from those disclosed in Item 1A of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

PACIFICORP
(Registrant)

Date: May 8, 2009	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Twenty-Third Supplemental Indenture, dated as of January 1, 2009, to PacifiCorp’s Mortgage and Deed of Trust dated as of January 9, 1989.

10.1
First Amendment dated as of April 15, 2009 amends that certain Credit Agreement, dated as of October 23, 2007, among PacifiCorp, the banks listed on the signatures pages thereto, the Royal Bank of Scotland plc, as Syndication Agent and Union Bank, N.A., (formerly known as Union Bank of California, N.A.), as administrative agent for the banks.

10.2
First Amendment dated as of April 15, 2009, amends that certain Amended and Restated Credit Agreement, dated as of July 6, 2006, among PacifiCorp, the banks listed on the signature pages thereto, JPMorgan Chase Bank, N.A. as Administrative agent and issuing bank and the Royal Bank of Scotland plc, as Syndication Agent.

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