Form 10-Q
period 2009-09-30
PACIFICORP /OR/
filed 2009-11-06
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa. As of October 31, 2009, there were 357,060,915 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries (“PacifiCorp”) as of September 30, 2009, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and of cash flows and changes in equity for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of PacifiCorp’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, cash flows, and of changes in common shareholder’s equity and comprehensive income for the year then ended prior to retrospective adjustment for the adoption of new accounting guidance related to noncontrolling interest in a subsidiary, included in Accounting Standards Codification Topic 810 (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of PacifiCorp (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2008.

/s/ Deloitte & Touche LLP

Portland, Oregon
November 6, 2009

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$149	$59
Accounts receivable, net	560	609
Income taxes receivable from affiliates	152	43
Inventories:
Materials and supplies	191	184
Fuel	170	155
Derivative contracts	113	174
Deferred income taxes	123	74
Other current assets	60	78
Total current assets	1,518	1,376

Property, plant and equipment, net	15,103	13,824
Regulatory assets	1,436	1,624
Derivative contracts	47	86
Investments and other assets	263	257

Total assets	$18,367	$17,167

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2009	2008

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$525	$757
Accrued employee expenses	113	77
Accrued interest	106	89
Accrued taxes	105	73
Derivative contracts	94	130
Short-term debt	-	85
Current portion of long-term debt and capital lease obligations	17	144
Other current liabilities	113	111
Total current liabilities	1,073	1,466

Regulatory liabilities	841	821
Derivative contracts	352	490
Long-term debt and capital lease obligations	6,415	5,424
Deferred income taxes	2,343	2,025
Other long-term liabilities	881	874
Total liabilities	11,905	11,100

Commitments and contingencies (Note 10)

Equity:
PacifiCorp shareholders’ equity:
Preferred stock	41	41
Common equity:
Common stock – 750 shares authorized, no par value, 357 shares issued and outstanding	-	-
Additional paid-in capital	4,254	4,254
Retained earnings	2,087	1,694
Accumulated other comprehensive loss, net	(5)	(2)
Total common equity	6,336	5,946
Total PacifiCorp shareholders’ equity	6,377	5,987
Noncontrolling interest	85	80
Total equity	6,462	6,067

Total liabilities and equity	$18,367	$17,167

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Operating revenue	$1,146	$1,245	$3,278	$3,395

Operating costs and expenses:
Energy costs	435	585	1,231	1,497
Operations and maintenance	247	233	761	732
Depreciation and amortization	138	123	408	364
Taxes, other than income taxes	33	28	98	84
Total operating costs and expenses	853	969	2,498	2,677

Operating income	293	276	780	718

Other income (expense):
Interest expense	(97)	(90)	(296)	(254)
Allowance for borrowed funds	10	7	25	23
Allowance for equity funds	18	10	45	31
Interest income	5	4	17	9
Other, net	1	-	-	(1)
Total other income (expense)	(63)	(69)	(209)	(192)

Income before income tax expense	230	207	571	526
Income tax expense	64	68	169	184
Net income	166	139	402	342
Net income attributable to noncontrolling interest	4	7	7	3
Net income attributable to PacifiCorp	$162	$132	$395	$339

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$402	$342
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	408	364
Provision for deferred income taxes	276	228
Changes in regulatory assets and liabilities	15	(45)
Other, net	(26)	3
Changes in other operating assets and liabilities, net of effects from acquisition:
Accounts receivable and other assets	63	(8)
Derivative collateral, net	81	(58)
Inventories	(24)	(42)
Income taxes - affiliates, net	(109)	2
Accounts payable and other liabilities	(7)	(34)
Net cash flows from operating activities	1,079	752

Cash flows from investing activities:
Capital expenditures	(1,766)	(1,111)
Acquisition, net of cash acquired	-	(308)
Purchases of available-for-sale securities	(18)	(50)
Proceeds from sales of available-for-sale securities	33	59
Other, net	3	6
Net cash flows from investing activities	(1,748)	(1,404)

Cash flows from financing activities:
Net (repayments of) proceeds from short-term debt	(85)	117
Proceeds from long-term debt	992	792
Proceeds from equity contributions	-	200
Preferred stock dividends paid	(2)	(2)
Reacquired long-term debt	-	(216)
Repayments and redemptions of long-term debt and capital lease obligations	(129)	(401)
Other, net	(17)	3
Net cash flows from financing activities	759	493

Net change in cash and cash equivalents	90	(159)
Cash and cash equivalents at beginning of period	59	228
Cash and cash equivalents at end of period	$149	$69

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	PacifiCorp Shareholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Preferred	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
	Stock	Stock	Capital	Earnings	Net	Interest	Total

Balance, January 1, 2008	$41	$-	$3,804	$1,239	$(4)	$79	$5,159
Net income	-	-	-	339	-	3	342
Other comprehensive income	-	-	-	-	9	-	9
Contributions	-	-	200	-	-	33	233
Distributions	-	-	-	-	-	(30)	(30)
Preferred stock dividends declared	-	-	-	(2)	-	-	(2)
Other equity transactions	-	-	-	-	-	(5)	(5)
Balance, September 30, 2008	$41	$-	$4,004	$1,576	$5	$80	$5,706

Balance, January 1, 2009	$41	$-	$4,254	$1,694	$(2)	$80	$6,067
Net income	-	-	-	395	-	7	402
Other comprehensive loss	-	-	-	-	(3)	-	(3)
Contributions	-	-	-	-	-	23	23
Distributions	-	-	-	-	-	(31)	(31)
Preferred stock dividends declared	-	-	-	(2)	-	-	(2)
Other equity transactions	-	-	-	-	-	6	6
Balance, September 30, 2009	$41	$-	$4,254	$2,087	$(5)	$85	$6,462

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2009 and for the three- and nine-month periods ended September 30, 2009 and 2008. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income attributable to PacifiCorp or retained earnings. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. PacifiCorp has evaluated subsequent events through November 6, 2009, which is the date the unaudited Consolidated Financial Statements were issued.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp’s assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2009.

(2)	New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-12 (“ASU No. 2009-12”), which amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASU No. 2009-12 allows, as a practical expedient, for the net asset value provided by the investee entity to be an applicable fair value measurement, if the net asset value was calculated within the provisions of ASC Topic 946, “Financial Services – Investment Companies.” Investments within the scope of this update are investments valued at net asset value that do not have a readily determinable fair value and have all the following attributes: (i) the investment company’s primary business activity involves investing its assets, usually in the securities of other entities not under common management, for current income, appreciation, or both; (ii) ownership in the investment company is represented by units of investments, such as shares of stock or partnership interests, to which proportionate shares of net assets can be attributed; (iii) the funds of the investment company’s owners are pooled to avail owners of professional investment management and (iv) the investment company is the primary reporting entity. Classification within the fair value hierarchy of a fair value measurement of an investment that is measured at net asset value requires judgment, which includes consideration of the entity’s ability to redeem its investment at net asset value at the measurement date. If the entity does not have the ability to redeem the investment at net asset value at the measurement date, the length of time until the investment can be redeemed shall be considered. This guidance also requires disclosures, by major category of investments, about the attributes of the investments. This guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. PacifiCorp is currently evaluating the impact of adopting this guidance on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In August 2009, the FASB issued ASU No. 2009-05, which amends ASC Topic 820. ASU No. 2009-05 clarifies how to measure the fair value of a liability for which a quoted price in an active market for the identical liability is not available. In such a circumstance, an entity is required to measure fair value using one or more of the following valuation techniques: (i) quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets or (iii) another valuation technique that is consistent with fair value principles, such as an income approach or a market approach. This guidance also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. When estimating the fair value of a liability, an entity is not required to include a separate input or adjustment relating to the existence of a restriction that prevents the transfer of the liability. This guidance is effective for the first reporting period, including interim periods, beginning after its August 2009 issuance. PacifiCorp is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (i) the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise’s involvement with a variable interest entity are enhanced. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with early application prohibited. PacifiCorp is currently evaluating the impact of adopting this guidance on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 825, “Financial Instruments”) that requires publicly traded companies to include the annual fair value disclosures required for all financial instruments, as defined by GAAP, in interim financial statements. PacifiCorp adopted this guidance on April 1, 2009 and included the required disclosures within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 320, “Investments – Debt and Equity Securities”) that amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirement, to sell the debt security. In addition, this guidance expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities, requires companies to include these expanded disclosures in interim financial statements and addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income or some combination thereof. PacifiCorp adopted this guidance on April 1, 2009. The adoption did not have a material impact on PacifiCorp’s consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 820) that clarifies the determination of fair value when a market is not active and if a transaction is not orderly. In addition, this guidance amends previous GAAP to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period and defines “major categories” consistent with those described in previously existing GAAP. PacifiCorp adopted this guidance on April 1, 2009. The adoption did not have a material impact on PacifiCorp’s consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In December 2008, the FASB issued authoritative guidance (included in ASC Topic 715, “Compensation – Retirement Benefits”) that requires enhanced disclosures about plan assets of defined benefit pension and other postretirement benefit plans to enable investors to better understand how investment allocation decisions are made and the major categories of plan assets. In addition, this guidance requires disclosure of the inputs and valuation techniques used to measure fair value and the effect of fair value measurements using significant unobservable inputs on changes in plan assets and establishes disclosure requirements for significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009, with early application permitted. PacifiCorp is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In March 2008, the FASB issued authoritative guidance (included in ASC Topic 815, “Derivatives and Hedging”) that requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial results. PacifiCorp adopted this guidance on January 1, 2009 and included the required disclosures within Notes to Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance (included in ASC Topic 810, “Consolidation”) that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. PacifiCorp adopted this guidance on January 1, 2009. As a result, PacifiCorp has presented noncontrolling interest as a separate component of equity on the Consolidated Balance Sheets. Previously, these amounts were included in other long-term liabilities on the Consolidated Balance Sheets. Also, PacifiCorp has presented net income attributable to noncontrolling interest separately on the Consolidated Statements of Operations. Previously, these amounts were reported as operating expenses on the Consolidated Statements of Operations.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2009	2008

Property, plant and equipment	5-80 years	$20,048	$18,879
Accumulated depreciation and amortization		(6,554)	(6,275)
Net property, plant and equipment		13,494	12,604
Construction work-in-progress		1,609	1,220
Total property, plant and equipment, net		$15,103	$13,824

(4)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2008.

Rate Matters

Oregon Senate Bill 408 (“SB 408”)

SB 408 requires PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers to file an annual report each October with the Oregon Public Utility Commission (the “OPUC”) comparing income taxes collected and income taxes paid, as defined by the statute and its administrative rules. PacifiCorp’s amended filing for the 2006 tax year indicated that PacifiCorp paid $35 million more in income taxes than was collected in rates from its retail customers. In April 2008, the OPUC approved the recovery of $27 million of this deficiency over a one-year period beginning June 1, 2008 with the remainder deferred until a later period, with interest to accrue at PacifiCorp’s authorized rate of return. In April 2009, the OPUC approved recovery of the remaining balance, including interest, and also approved recovery of the under collected income tax balance, including interest, associated with PacifiCorp’s 2007 tax report. In April 2009, PacifiCorp recorded a $20 million regulatory asset representing the balance to be collected from its Oregon retail customers for its 2006 and 2007 tax reports. The amounts are being collected over a one-year period beginning June 1, 2009.

The OPUC’s April 2008 order on PacifiCorp’s 2006 tax report is being challenged by the Industrial Customers of Northwest Utilities (“ICNU”), which filed a petition in May 2008 with the Court of Appeals of the State of Oregon (the “Court of Appeals”) seeking judicial review of the April 2008 order. In March 2009, a notice of withdrawal of the April 2008 order was filed with the Court of Appeals by the OPUC. In May 2009, the OPUC issued an order on reconsideration, which supplemented and affirmed its April 2008 order. In June 2009, ICNU continued its challenge of the April 2008 order by filing an amended petition for judicial review with the Court of Appeals to include the May 2009 order. PacifiCorp believes the outcome of these proceedings will not have a material impact on its consolidated financial results.

In October 2009, PacifiCorp filed its tax report for 2008 under SB 408. PacifiCorp’s filing for the 2008 tax year indicated that PacifiCorp paid $38 million more in income taxes than was collected in rates from its retail customers. PacifiCorp has not recorded a regulatory asset related to the 2008 tax report.

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

The following table presents PacifiCorp’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of September 30, 2009 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Investments in available-for-sale securities:
Money market mutual funds(3)	$142	$-	$-	$-	$142
Debt securities	1	33	-	-	34
Equity securities	34	8	-	-	42
Commodity derivatives	-	377	10	(227)	160
	$177	$418	$10	$(227)	$378

Liabilities:
Commodity derivatives	$-	$(312)	$(362)	$228	$(446)

(1)	Primarily represents netting under master netting arrangements and a net cash collateral receivable of $1 million.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

(3)
Amounts are included in cash and cash equivalents, other current assets and investments and other assets on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

The following table presents PacifiCorp’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Investments in available-for-sale securities:
Money market mutual funds(3)	$51	$-	$-	$-	$51
Debt securities	-	42	-	-	42
Equity securities	30	6	-	-	36
Commodity derivatives	-	474	88	(302)	260
	$81	$522	$88	$(302)	$389

Liabilities:
Commodity derivatives	$-	$(485)	$(496)	$361	$(620)

(1)	Primarily represents netting under master netting arrangements and a net cash collateral receivable of $82 million.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

(3)
Amounts are included in cash and cash equivalents, other current assets and investments and other assets on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

PacifiCorp’s investments in money market mutual funds and debt and equity securities are accounted for as available-for-sale securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics.

When available, the fair value of derivative instruments is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which PacifiCorp transacts. When quoted prices for identical instruments are not available, PacifiCorp uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these instruments as well as for those instruments that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 6 for further discussion regarding PacifiCorp’s risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of PacifiCorp’s commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the three-month periods ended September 30 (in millions):

	2009	2008

Beginning balance	$(389)	$(208)
Changes in fair value recognized in regulatory assets	(6)	(205)
Purchases, sales, issuances and settlements	43	47
Ending balance	$(352)	$(366)

The following table reconciles the beginning and ending balances of PacifiCorp’s commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the nine-month periods ended September 30 (in millions):

	2009	2008

Beginning balance	$(408)	$(311)
Changes in fair value recognized in regulatory assets	23	(60)
Purchases, sales, issuances and settlements	56	5
Net transfers into or out of Level 3	(23)	-
Ending balance	$(352)	$(366)

PacifiCorp’s long-term debt is carried at cost in the Consolidated Financial Statements. The fair value of PacifiCorp’s long-term debt has been estimated based on quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying amount of PacifiCorp’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying amount and estimated fair value of PacifiCorp’s long-term debt (in millions):

As of
	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$6,370	$7,032	$5,503	$5,769

(6)	Risk Management and Hedging Activities

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity and natural gas commodity price risk as it has an obligation to serve retail customer load in its service territories. PacifiCorp’s load and generation assets represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of wholesale electricity that is purchased and sold and fuel costs to generate electricity. Electricity and natural gas prices are subject to wide price swings as supply and demand for these commodities are impacted by, among many other unpredictable items, changing weather, market liquidity, generation plant availability, customer usage, storage and transmission and transportation constraints. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. PacifiCorp does not engage in a material amount of proprietary trading activities.

PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in PacifiCorp’s business. To mitigate a portion of its commodity risk, PacifiCorp uses commodity derivative contracts, including forward contracts, futures, options, fixed price and basis swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates and by monitoring market changes in interest rates. PacifiCorp may from time to time enter into interest rate derivatives, such as interest rate swaps or locks, to effectively modify PacifiCorp’s exposure to interest rate risk. No interest rate derivatives were in place during the periods presented. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to the risks and benefits of spot-market price movements.

There have been no significant changes in PacifiCorp’s significant accounting policies related to derivatives. Refer to Notes 2 and 5 for additional information on derivative contracts.

The following table, which excludes contracts that qualify for the normal purchases or normal sales exemption afforded by GAAP, summarizes the fair value of PacifiCorp’s derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheet as of September 30, 2009 (in millions):

	Balance Sheet Locations
	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total

Not Designated as Hedging Contracts (1)(2):
Commodity assets	$278	$93	$14	$1	$386
Commodity liabilities	(77)	(38)	(172)	(383)	(670)
Total	201	55	(158)	(382)	(284)

Designated as Cash Flow Hedging Contracts (1):
Commodity assets	1	-	-	-	1
Commodity liabilities	(4)	-	-	-	(4)
Total	(3)	-	-	-	(3)

Total derivatives	198	55	(158)	(382)	(287)
Cash collateral receivable (payable)	(85)	(8)	64	30	1
Total derivatives – net basis	$113	$47	$(94)	$(352)	$(286)

(1)	Derivative contracts within these categories are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet.

(2)
The majority of PacifiCorp’s commodity derivatives not designated as hedging contracts are recoverable from customers in regulated rates and as of September 30, 2009, a net regulatory asset of $287 million was recorded related to the net derivative liabilities of $284 million.

Not Designated as Hedging Contracts

For PacifiCorp’s commodity derivatives not designated as hedging contracts, the settled amounts are generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery in rates are recorded as net regulatory assets. The following table reconciles the beginning and ending balances of PacifiCorp’s net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month	Nine-Month
	Period Ended	Period Ended
	September 30, 2009	September 30, 2009

Beginning balance	$302	$442
Changes in fair value recognized in net regulatory assets	30	(132)
Gains reclassified to earnings – operating revenue	53	191
Losses reclassified to earnings – energy costs	(98)	(214)
Ending balance	$287	$287

For PacifiCorp’s commodity derivatives not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts and as energy costs and operations and maintenance expense for purchase contracts and electricity and natural gas swap contracts. The following table summarizes the pre-tax gains (losses) included within the Consolidated Statement of Operations associated with PacifiCorp’s derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset (in millions):

	Three-Month	Nine-Month
	Period Ended	Period Ended
	September 30, 2009	September 30, 2009
Commodity derivatives:
Operating revenue	$-	$5
Energy costs	3	4
Operations and maintenance	(1)	-
Total	$2	$9

Designated as Cash Flow Hedging Contracts

PacifiCorp uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices. The gains and losses on these derivative contracts are recognized in other comprehensive income. Derivative contracts accounted for as cash flow hedges were not material for the three- and nine-month periods ended September 30, 2009. Hedge ineffectiveness is recognized in income as operating revenue or energy costs depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2009 and 2008, hedge ineffectiveness was insignificant.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values (in millions):

	Unit of	As of
	Measure	September 30, 2009
Commodity contracts:
Electricity sales	Megawatt hours	(22)
Natural gas purchases	Decatherms	205
Fuel purchases	Gallons	2

Credit Risk

PacifiCorp extends unsecured credit to other utilities, energy marketers, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

PacifiCorp analyzes the financial condition of each wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, PacifiCorp enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtaining third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, PacifiCorp exercises rights under these arrangements, including calling on the counterparty’s credit support arrangement. Based on PacifiCorp’s policies and risk exposures related to credit, PacifiCorp does not anticipate a material adverse effect on its consolidated financial results as a result of counterparty nonperformance.

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in PacifiCorp’s creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2009, PacifiCorp’s credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp’s derivative contracts in liability positions with specific credit-risk-related contingent features totaled $398 million as of September 30, 2009, for which PacifiCorp had posted collateral of $94 million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2009, PacifiCorp would have been required to post $150 million of additional collateral. PacifiCorp’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors.

(7)	Recent Debt Transactions

In January 2009, PacifiCorp issued $350 million of its 5.5% First Mortgage Bonds due January 15, 2019 and $650 million of its 6.0% First Mortgage Bonds due January 15, 2039. The net proceeds were used to repay short-term debt and are being used to fund capital expenditures and for general corporate purposes.

(8)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Pension
Service cost(1)	$4	$6	$12	$20
Interest cost	18	17	53	50
Expected return on plan assets	(18)	(18)	(53)	(53)
Net amortization	3	2	8	5
Net amortization of regulatory deferrals	(2)	-	(6)	-
Net periodic benefit cost	$5	$7	$14	$22

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Other Postretirement
Service cost(1)	$2	$2	$4	$5
Interest cost	9	8	25	25
Expected return on plan assets	(8)	(7)	(22)	(21)
Net amortization	3	3	9	11
Net amortization of regulatory deferrals	-	-	1	-
Net periodic benefit cost	$6	$6	$17	$20

(1)
Service cost excludes $3 million of contributions to the joint trust union plans during each of the three-month periods ended September 30, 2009 and 2008, respectively. Service cost excludes $9 million and $10 million of contributions to the joint trust union plans during the nine-month periods ended September 30, 2009 and 2008, respectively.

Employer contributions to pension, other postretirement benefit and joint trust union plans are expected to be $54 million, $25 million and $13 million, respectively, during 2009. As of September 30, 2009, $53 million, $18 million and $9 million of contributions had been made to pension, other postretirement benefit and joint trust union plans, respectively.

(9)	Taxes

The effective tax rates were 28% and 33% for the three-month periods ended September 30, 2009 and 2008, respectively, and 30% and 35% for the nine-month periods ended September 30, 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to higher production tax credits associated with increased production at wind-powered generating facilities and favorable settlement of certain tax contingencies.

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

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of the Wyoming state opacity standards at PacifiCorp’s Jim Bridger plant in Wyoming. Under Wyoming state requirements, which are part of the Jim Bridger plant’s Title V permit and are enforceable by private citizens under the federal Clean Air Act, a potential source of pollutants such as a coal-fired generating facility must meet minimum standards for opacity, which is a measurement of light that is obscured in the flue of a generating facility. The complaint alleges thousands of violations of asserted six-minute compliance periods and seeks an injunction ordering the Jim Bridger plant’s compliance with opacity limits, civil penalties of $32,500 per day per violation and the plaintiffs’ costs of litigation. The court granted a motion to bifurcate the trial into separate liability and remedy phases. In August 2009, the court ruled on a number of summary judgment motions by which it determined that the plaintiffs have sufficient legal standing to proceed with their complaint and that all other issues raised in the summary judgment motions will be resolved at trial. The court also set a scheduling conference for December 2009. PacifiCorp believes it has a number of defenses to the claims. PacifiCorp intends to vigorously oppose the lawsuit but cannot predict its outcome at this time. PacifiCorp has already committed to invest at least $812 million in pollution control equipment at its generating facilities, including the Jim Bridger plant. This commitment is expected to significantly reduce system-wide emissions, including emissions at the Jim Bridger plant.

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

Accrued Environmental Costs

PacifiCorp is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of PacifiCorp’s operations and sites owned by third parties. PacifiCorp accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, PacifiCorp’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of September 30, 2009 and as of December 31, 2008 was $16 million and $26 million, respectively, and is included in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are legal obligations associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Climate Change

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”), introduced by Representatives Henry Waxman and Edward Markey. In addition to a federal renewable portfolio standard, which would require utilities to obtain a portion of their energy from certain qualifying renewable sources, and energy efficiency measures, the bill requires a reduction in greenhouse gas emissions beginning in 2012, with emission reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a “cap and trade” program. In September 2009, a similar bill was introduced in the United States Senate by Senators Barbara Boxer and John Kerry, which would require a reduction in greenhouse gas emissions beginning in 2012 with emission reduction targets consistent with the Waxman-Markey bill, with the exception of the 2020 target, which requires 20% reductions below 2005 levels. If the Waxman-Markey bill or some other federal comprehensive climate change bill were to pass both Houses of Congress and be signed into law by the President, the impact on PacifiCorp’s financial performance could be material and would depend on a number of factors, including the required timing and level of greenhouse gas reductions, the price and availability of offsets and allowances used for compliance and the ability of PacifiCorp to receive revenue from customers for increased costs. The new law would likely result in increased operating costs and expenses, additional capital expenditures and retirements of existing assets and may negatively impact demand for electricity. PacifiCorp expects it will be allowed to recover the costs to comply with climate change requirements.

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

In November 2008, PacifiCorp signed a non-binding agreement in principle (the “AIP”) that laid out a framework for the disposition of PacifiCorp’s Klamath hydroelectric system relicensing process, including a path toward dam transfer and removal by an entity other than PacifiCorp no earlier than 2020. Parties to the AIP are PacifiCorp, the United States Department of the Interior, the State of Oregon and the State of California. Any transfer of facilities and subsequent removal are contingent on PacifiCorp reaching a comprehensive final settlement with the AIP signatories and other stakeholders. As provided in the AIP, PacifiCorp’s support for a definitive settlement will depend on a variety of factors, including the protection for PacifiCorp and its customers from uncapped dam removal costs and liabilities.

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

In addition to signing the AIP, PacifiCorp provided both the United States Fish and Wildlife Service and the National Marine Fisheries Service an interim conservation plan aimed at providing additional protections for endangered species in the Klamath Basin. PacifiCorp is collaborating with both agencies to implement the plan.

PacifiCorp has participated in ongoing negotiations since the AIP was signed in November 2008 to arrive at a draft of the final settlement agreement. The Klamath settlement parties voted to release in September 2009 a public review draft of the final settlement agreement, which is consistent with the AIP framework. The parties will review the draft of the final settlement agreement, and expect to sign a final settlement agreement by the end of 2009.

In July 2009, Oregon’s governor signed a bill authorizing PacifiCorp to collect surcharges from its Oregon customers for Oregon’s share of the customer contribution identified in the AIP for the cost of removing the Klamath River dams. According to the AIP, the total amount to be collected from PacifiCorp’s customers is capped at $200 million. Of this amount, up to $180 million would be collected from PacifiCorp’s Oregon customers with the remainder to be collected from PacifiCorp’s California customers.

Hydroelectric relicensing and the related environmental compliance requirements and litigation are subject to uncertainties. PacifiCorp expects that future costs relating to these matters will be significant and will consist primarily of additional relicensing costs, as well as ongoing operations and maintenance expense and capital expenditures required by its hydroelectric licenses. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $65 million and $57 million in costs, included in construction work-in-progress and reflected in property, plant and equipment, net on the Consolidated Balance Sheets, as of September 30, 2009 and December 31, 2008, respectively, for ongoing hydroelectric relicensing. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

FERC Issues

FERC Investigation

During 2007, the Western Electricity Coordinating Council (the “WECC”) audited PacifiCorp’s compliance with several of the reliability standards developed by the North American Electric Reliability Corporation (the “NERC”). In April 2008, PacifiCorp received notice of a preliminary non-public investigation from the FERC and the NERC to determine whether an outage that occurred in PacifiCorp’s transmission system in February 2008 involved any violations of reliability standards. In November 2008, PacifiCorp received preliminary findings from the FERC staff regarding its non-public investigation into the February 2008 outage. Also in November 2008, in conjunction with the reliability standards review, the FERC assumed control of certain aspects of the WECC’s 2007 audit. PacifiCorp has engaged in discussions with FERC staff regarding findings related to the WECC audit and the non-public investigation. However, PacifiCorp cannot predict the impact of the audit or the non-public investigation on its consolidated financial results at this time.

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

(11)	Comprehensive Income

Comprehensive income attributable to PacifiCorp consists of the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income attributable to PacifiCorp	$162	$132	$395	$339
Other comprehensive income (loss) attributable to PacifiCorp	(2)	18	(3)	9
Comprehensive income attributable to PacifiCorp	$160	$150	$392	$348

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based upon PacifiCorp’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside PacifiCorp’s control and could cause actual results to differ materially from those expressed or implied by PacifiCorp’s forward-looking statements. These factors include, among others:

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

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

Overview

Net income attributable to PacifiCorp during the three-month period ended September 30, 2009 was $162 million, an increase of $30 million, or 23%, and for the nine-month period ended September 30, 2009 was $395 million, an increase of $56 million, or 17%, as compared to 2008. Net income attributable to PacifiCorp increased in both periods primarily due to lower average prices and volumes on wholesale electricity purchases and higher prices approved by regulators on retail electricity sales, partially offset by lower average prices on wholesale electricity sales, lower retail customer usage and higher depreciation and interest expense. Retail energy sales volumes decreased 3% and 4% during the three- and nine-month periods ended September 30, 2009, respectively, due to the impacts of the current economic conditions.

The September 2008 acquisition of the 520-megawatt (“MW”) natural gas-fired Chehalis plant and the addition of 647 MWs of wind-powered generating facilities placed in service from May 2008 through September 2009 provided more flexibility in balancing PacifiCorp’s system requirements during the three- and nine-month periods ended September 30, 2009. This additional owned generating capacity and lower retail demand reduced PacifiCorp’s reliance on purchased electricity. Significantly lower average market prices for wholesale electricity sales limited PacifiCorp’s ability to economically utilize excess thermal generating capacity.

Operating Revenue (Dollars in Millions)

	Three-Month Periods Ended September 30,		Favorable/(Unfavorable)
	2009	2008	Change

Retail	$949	$924	$25	3%
Wholesale and other	197	321	(124)	(39)
Total operating revenue	$1,146	$1,245	$(99)	(8)

Average retail customers (in thousands)	1,718	1,707	11	1

Volumes Gigawatt hours (“GWh”):
Retail energy sales	13,754	14,178	(424)	(3)
Wholesale energy sales	3,038	3,089	(51)	(2)
Total energy sales	16,792	17,267	(475)	(3)

Retail revenues increased $25 million, or 3%, primarily due to:

•	$35 million of increases from higher prices approved by regulators; and

•	$7 million of increases due to growth in the average number of commercial customers; partially offset by,

•
$12 million of decreases due to lower average customer usage due to the effects of the current economic conditions primarily on industrial customers in Wyoming and Oregon, partially offset by increased residential and commercial customer usage in Utah.

Wholesale and other revenue decreased $124 million, or 39%, primarily due to:

•	$89 million of decreases in wholesale sales substantially due to lower average prices; and

•	$46 million of decreases due to changes in the fair value of energy sales contracts accounted for as derivatives; partially offset by,

•	$17 million of increases due to revenue attributable to PacifiCorp’s majority owned coal mining operations.

Operating Costs and Expenses (Dollars in Millions)

	Three-Month Periods Ended September 30,		Favorable/(Unfavorable)
	2009	2008	Change

Energy costs	$435	$585	$150	26%
Operations and maintenance	247	233	(14)	(6)
Depreciation and amortization	138	123	(15)	(12)
Taxes, other than income taxes	33	28	(5)	(18)
Total operating costs and expenses	$853	$969	$116	12

Volumes (GWh):
Coal-fired generation	11,839	12,112	(273)	(2)
Natural gas-fired generation	2,441	2,302	139	6
Hydroelectric generation	499	718	(219)	(31)
Other	480	343	137	40
Total PacifiCorp generated volumes	15,259	15,475	(216)	(1)

Purchased electricity	2,639	3,022	383	13

Energy costs decreased $150 million, or 26%, primarily due to:

•	$102 million of decreases in purchased electricity due to $75 million from lower average prices and $27 million from lower volumes;

•	$44 million of decreases due to changes in the fair value of energy purchase contracts accounted for as derivatives; and

•	$4 million of decreases in the cost of coal at PacifiCorp’s coal-fired generating facilities substantially due to lower volumes consumed; partially offset by,

•	$8 million of increases in the cost of natural gas at PacifiCorp’s natural gas-fired generating facilities due to higher volumes consumed.

Operations and maintenance expense increased $14 million, or 6%, primarily due to costs attributable to PacifiCorp’s majority owned coal mining operations.

Depreciation and amortization expense increased $15 million, or 12%, primarily due to higher plant-in-service in the current period.

Other Income (Expense) (in Millions)

	Three-Month Periods Ended September 30,		Favorable/(Unfavorable)
	2009	2008	Change

Interest expense	$(97)	$(90)	$(7)	(8)%
Allowance for borrowed funds	10	7	3	43
Allowance for equity funds	18	10	8	80
Interest income	5	4	1	25
Other, net	1	-	1	100
Total other income (expense)	$(63)	$(69)	$6	9

Interest expense increased $7 million, or 8%, primarily due to higher average amounts of fixed-rate debt outstanding, partially offset by lower average rates on variable-rate debt.

Allowance for borrowed and equity funds increased $11 million, or 65%, primarily due to higher qualified construction work-in-progress balances.

Income tax expense decreased $4 million to $64 million for the three-month period ended September 30, 2009 as compared to 2008, primarily due to favorable settlement of certain tax contingencies and production tax credits associated with increased production at wind-powered generating facilities, partially offset by higher pre-tax earnings and lower income tax benefits associated with the regulatory treatment of certain deferred income taxes. The effective tax rate was 28% for the three-month period ended September 30, 2009 compared to 33% for 2008.

Operating Revenue (Dollars in Millions)

	Nine-Month Periods Ended September 30,		Favorable/(Unfavorable)
	2009	2008	Change

Retail	$2,613	$2,598	$15	1%
Wholesale and other	665	797	(132)	(17)
Total operating revenue	$3,278	$3,395	$(117)	(3)

Average retail customers (in thousands)	1,717	1,704	13	1

Volumes (GWh):
Retail energy sales	39,067	40,780	(1,713)	(4)
Wholesale energy sales	9,159	9,116	43	-
Total energy sales	48,226	49,896	(1,670)	(3)

Retail revenues increased $15 million, or 1%, primarily due to:

•	$76 million of increases from higher prices approved by regulators; and

•	$21 million of increases due to growth in the average number of commercial and residential customers mainly in Utah; partially offset by,

•
$79 million of decreases due to lower average customer usage due to the effects of the current economic conditions primarily in Oregon and on industrial customers across PacifiCorp’s service territories.

.

Wholesale and other revenue decreased $132 million, or 17%, primarily due to:

•	$163 million of decreases in wholesale sales substantially due to lower average prices; and

•	$8 million of decreases due to changes in the fair value of energy sales contracts accounted for as derivatives; partially offset by,

•	$49 million of increases due to revenue attributable to PacifiCorp’s majority owned coal mining operations.

Operating Costs and Expenses (Dollars in Millions)

	Nine-Month Periods Ended September 30,		Favorable/(Unfavorable)
	2009	2008	Change

Energy costs	$1,231	$1,497	$266	18%
Operations and maintenance	761	732	(29)	(4)
Depreciation and amortization	408	364	(44)	(12)
Taxes, other than income taxes	98	84	(14)	(17)
Total operating costs and expenses	$2,498	$2,677	$179	7

Volumes (GWh):
Coal-fired generation	32,440	34,122	(1,682)	(5)
Natural gas-fired generation	6,467	6,276	191	3
Hydroelectric generation	2,804	3,029	(225)	(7)
Other	1,662	1,022	640	63
Total PacifiCorp generated volumes	43,373	44,449	(1,076)	(2)

Purchased electricity	8,137	9,032	895	10

Energy costs decreased $266 million, or 18%, primarily due to:

•	$269 million of decreases in purchased electricity due to $208 million from lower average prices and $61 million from lower volumes;

•	$22 million of decreases due to changes in the fair value of energy purchase contracts accounted for as derivatives; and

•
$16 million of decreases in the cost of coal at PacifiCorp’s coal-fired generating facilities due to $25 million from lower volumes consumed, partially offset by $9 million from higher average prices; partially offset by,

•	$26 million of increases primarily due to lower deferrals of incurred power costs in accordance with established adjustment mechanisms; and

•	$19 million of increases in the cost of natural gas at PacifiCorp’s natural gas-fired generating facilities substantially due to higher volumes consumed.

Operations and maintenance expense increased $29 million, or 4%, primarily due to costs attributable to PacifiCorp’s majority owned coal mining operations.

Depreciation and amortization expense increased $44 million, or 12%, primarily due to higher plant-in-service in the current period.

Taxes, other than income taxes increased $14 million, or 17%, primarily due to costs attributable to PacifiCorp’s majority owned coal mining operations and property taxes on higher plant-in-service.

Other Income (Expense) (in Millions)

	Nine-Month Periods Ended September 30,		Favorable/(Unfavorable)
	2009	2008	Change

Interest expense	$(296)	$(254)	$(42)	(17)%
Allowance for borrowed funds	25	23	2	9
Allowance for equity funds	45	31	14	45
Interest income	17	9	8	89
Other, net	-	(1)	1	100
Total other income (expense)	$(209)	$(192)	$(17)	(9)

Interest expense increased $42 million, or 17%, primarily due to higher average amounts of fixed-rate debt outstanding, partially offset by lower average rates on variable-rate debt.

Allowance for borrowed and equity funds increased $16 million, or 30%, primarily due to higher qualified construction work-in-progress balances.

Interest income increased $8 million, or 89%, substantially due to interest associated with PacifiCorp’s 2006 and 2007 tax reports pursuant to SB 408.

Income tax expense decreased $15 million to $169 million for the nine-month period ended September 30, 2009 as compared to 2008, primarily due to higher production tax credits associated with increased production at wind-powered generating facilities, favorable settlement of certain tax contingencies and the regulatory treatment of certain deferred income taxes, partially offset by higher pre-tax earnings. The effective tax rate was 30% for the nine-month period ended September 30, 2009 compared to 35% for 2008.

Liquidity and Capital Resources

PacifiCorp depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. To the extent funds are not available to support capital expenditures, projects may be delayed or canceled and operating income may be reduced. Short-term cash requirements not met by net cash flows from operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through long-term debt issuances and through cash capital contributions by PacifiCorp’s indirect parent company, MidAmerican Energy Holdings Company (“MEHC”). PacifiCorp expects it will need additional periodic equity contributions from MEHC over the next few years. Issuance of long-term securities is influenced by the levels of short-term debt, net cash flows from operating activities, capital expenditures, market conditions, regulatory approvals and other considerations.

As of September 30, 2009, PacifiCorp’s total net liquidity available was $1.286 billion. The components of total net liquidity available are as follows (in millions):

Cash and cash equivalents	$149

Available revolving credit facilities	$1,395

Less –Tax-exempt bond support and letters of credit	(258)
Net revolving credit facilities available	$1,137

Total net liquidity available	$1,286

Unsecured revolving credit facilities:
Maturity date	2012-2013
Largest single bank commitment as a % of total(1)	15%

(1)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp’s short-term liquidity and ability to meet long-term commitments.

PacifiCorp’s cash and cash equivalents were $149 million as of September 30, 2009, compared to $59 million as of December 31, 2008. PacifiCorp has restricted cash and investments included in other current assets and investments and other assets on the Consolidated Balance Sheets totaling $89 million and $93 million as of September 30, 2009 and December 31, 2008, respectively, that principally relate to funds held in trust for coal mine reclamation.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2009 and 2008 were $1.079 billion and $752 million, respectively. The $327 million increase was primarily due to higher margins resulting from higher prices approved by regulators principally to recover prior years’ investments in capital projects, lower volumes of wholesale electricity purchases resulting from additional generating capacity, lower average prices on wholesale electricity purchases and a net receipt of cash collateral on derivative contracts in the current period compared to a net posting of cash collateral in the prior period, partially offset by lower average prices on wholesale electricity sales.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2009 and 2008 were $(1.748) billion and $(1.404) billion, respectively. The $344 million increase was primarily due to an increase in capital expenditures of $655 million primarily due to transmission system investments and emission control equipment, partially offset by the Chehalis acquisition completed in September 2008.

Capital expenditures consisted mainly of the following during the nine-month periods ended September 30:

2009:

•	Transmission system investments totaling $553 million, including a major segment of the Energy Gateway Transmission Expansion Project.

•
The development and construction of wind-powered generating facilities totaling $373 million, including payments for wind-powered generating facilities placed in service in December 2008. In 2009, PacifiCorp placed in service 265.5 MW of wind-powered generating facilities.

•	Emission control equipment totaling $229 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected growing demand totaling $611 million.

2008:

•	The development and construction of wind-powered generating facilities totaling $377 million.

•	Emission control equipment totaling $137 million.

•	Transmission system investments totaling $132 million, including a major segment of the Energy Gateway Transmission Expansion Project.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected growing demand totaling $465 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2009 were $759 million. Sources of cash totaled $992 million and consisted of proceeds from the issuance of long-term debt. Uses of cash totaled $233 million and consisted substantially of $125 million for scheduled repayments of long-term debt and $85 million for net repayments of short-term debt.

Net cash flows from financing activities for the nine-month period ended September 30, 2008 were $493 million. Sources of cash totaled $1.112 billion and consisted substantially of $792 million of proceeds from the issuance of long-term debt, $200 million of proceeds from equity contributions from MEHC and $117 million of net proceeds from borrowings under the revolving credit facility. Uses of cash totaled $619 million and consisted substantially of $616 million for scheduled repayments and reacquisition of long-term debt.

Short-term Debt and Revolving Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt, of which an aggregate principal amount of $85 million was outstanding at December 31, 2008 with a weighted average interest rate of 1.0%. In January 2009, PacifiCorp repaid its outstanding short-term debt with proceeds from its January 2009 long-term debt issuance. PacifiCorp had no outstanding short-term debt as of September 30, 2009.

Long-term Debt

In January 2009, PacifiCorp issued $350 million of its 5.5% First Mortgage Bonds due January 15, 2019 and $650 million of its 6.0% First Mortgage Bonds due January 15, 2039. The net proceeds were used to repay short-term debt and are being used to fund capital expenditures and for general corporate purposes.

Future Uses of Cash

PacifiCorp has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which PacifiCorp has access to external financing depend on a variety of factors, including PacifiCorp’s credit rating, investors’ judgment of risk and conditions in the overall capital markets, including the condition of the utility industry in general.

Capital Expenditures

PacifiCorp has significant future capital requirements. Forecasted capital expenditures for 2009, which exclude non-cash equity allowance for funds used during construction (“AFUDC”), are approximately $2.4 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews, which may consider, among other factors, changes in rules and regulations, including environmental, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital.

Forecasted capital expenditures for 2009 include the following:

•
$524 million for the Energy Gateway Transmission Expansion Project, which includes the construction of a 135-mile double-circuit 345-kilovolt transmission line to be built between the Populus substation located in southern Idaho and the Terminal substation located in the Salt Lake City, Utah area, one of the first major segments of the project.

•
$406 million for wind-powered generation development, primarily construction costs for the 99-MW High Plains and 28.5-MW McFadden Ridge I wind-powered generating facilities that were placed in service in September 2009, a 111-MW wind-powered generating facility that is expected to be placed in service in 2010 and the remaining project costs related to the wind-powered generating facilities placed in service during the year ended December 31, 2008 and those placed in service during January 2009.

•
$370 million for emission control equipment at certain coal-fired generating facilities to meet anticipated air quality and visibility targets, reduction of sulfur dioxide, particulate matter, nitrogen oxide and mercury emissions.

•	Remaining amounts are for distribution, transmission, generation, mining and other infrastructure needed to serve existing and expected growing demand.

PacifiCorp is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp’s current and future operations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to PacifiCorp. PacifiCorp is not aware of any proven, commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and natural gas-fired generating facilities, and PacifiCorp is uncertain when, or if, such technology will be commercially available. Refer to the “Environmental Regulation” section of Item 1 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008, Note 10 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and the “Environmental Regulation” section of this Form 10-Q for a detailed discussion of environmental matters affecting PacifiCorp.

Integrated Resource Plan (“IRP”)

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers. The IRP process identifies the amount and timing of PacifiCorp’s expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis. In May 2009, PacifiCorp filed its 2008 IRP with each of its state commissions.

Requests for Proposals (“RFPs”)

PacifiCorp has issued a series of separate RFPs, each of which focuses on a specific category of resources consistent with the IRP. The IRP and the RFPs provide for the identification and staged procurement of resources in future years to achieve a balance of load requirements and resources. As required by applicable laws and regulations, PacifiCorp files draft RFPs with the Utah Public Service Commission (the “UPSC”), the Oregon Public Utility Commission (the “OPUC”) and the Washington Utilities and Transportation Commission (the “WUTC”) prior to issuance to the market.

In April 2008, PacifiCorp filed its draft 2008R-1 renewable resources RFP (the “2008R-1 RFP”) with the OPUC. The 2008R-1 RFP was a 500 MW request for renewable generation projects, with no single resource greater than 300 MW and on-line dates no later than December 31, 2011. The 2008R-1 RFP was approved by the OPUC in September 2008. In August 2009, PacifiCorp executed a power purchase agreement to purchase the entire output of the proposed 200-MW Top of the World wind-powered generating facility located in Wyoming. The generation of the energy and associated renewable energy credits under this agreement are expected to commence in December 2010 and continue for a period of 20 years. The 2008R-1 RFP is now closed.

In June 2009, PacifiCorp filed its draft 2009R renewable resources RFP (the “2009R RFP”) with the OPUC. The 2009R RFP seeks up to 600 MW of cost-effective renewable generation projects, with no single resource greater than 300 MW and on-line dates no later than December 31, 2012. The 2009R RFP was approved by the OPUC in July 2009.

In October 2009, PacifiCorp filed a request for approval with the UPSC to re-issue the All Source RFP, which was previously suspended in April 2009. In an October 2009 order, the UPSC approved resumption of the All Source RFP. The All Source RFP seeks up to 2,000 MW on a system wide basis from projects with in-service dates from 2014 through 2016.

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

Utah

In July 2008, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $161 million prior to any consideration of the UPSC’s order in the 2007 general rate case. In September 2008, PacifiCorp filed supplemental testimony that reflected then-current revenues and other adjustments based on the August 2008 order in the 2007 general rate case. The supplemental filing reduced PacifiCorp’s request to $115 million. In October 2008, the UPSC issued an order changing the test period from the twelve months ending June 2009 using end-of-period rate base to the forecast calendar year 2009 using average rate base. In December 2008, PacifiCorp updated its filing to reflect the change in the test period. The updated filing proposed an increase of $116 million. In March 2009, a settlement agreement was filed with the UPSC resolving all remaining revenue requirement issues resulting in parties agreeing, among other settlement terms, on an annual increase of $45 million, or an average price increase of 3%, effective May 8, 2009. In April 2009, the UPSC issued its final order approving the revenue requirement settlement agreement.

In March 2009, Utah’s governor signed Senate Bill 75 that provides additional regulatory tools for the UPSC to use in the ratemaking process. The additional tools provided in the legislation allow for single item cost recovery of major capital investments outside of the general rate case process and allow for, but do not require, the use of an energy balancing account.

In March 2009, PacifiCorp filed for an energy cost adjustment mechanism (“ECAM”) with the UPSC. The filing recommends that the UPSC adopt the ECAM to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. The UPSC has separated the application into two phases to first address whether the mechanism is in the public interest, and then if it is found to be in the public interest, determine the type of mechanism that should be implemented. The public interest phase is scheduled for completion in January 2010.

In June 2009, PacifiCorp filed a general rate case with the UPSC for an increase of $67 million, or an average price increase of 5%. If approved, rates will be effective February 18, 2010. The forecasted test period is the twelve months ending June 30, 2010.

In June 2009, PacifiCorp filed with the UPSC to increase its demand-side management (“DSM”) cost recovery mechanism in Utah from an average of 2% of a customer’s eligible monthly charges to 6%. In August 2009, a settlement agreement was filed with the UPSC requesting the DSM cost recovery mechanism be adjusted to 5%, representing an estimated annual increase of $35 million, which would enable PacifiCorp to continue to fund ongoing DSM programs and to recover previously incurred DSM expenditures. The UPSC approved the settlement agreement in August 2009, and the 5% DSM cost recovery mechanism became effective September 1, 2009.

Oregon

In March 2009, PacifiCorp made the initial filing for the annual transition adjustment mechanism (“TAM”) with the OPUC for an annual increase of $21 million to recover the anticipated net power costs for the year beginning January 1, 2010. In August 2009, PacifiCorp filed a revision to its anticipated net power costs for the TAM, reflecting a slight decrease in the overall request to $20 million. In September 2009, PacifiCorp filed a settlement stipulation with the OPUC reducing the requested increase to $4 million, or an average price increase of less than 1%. In October 2009, the OPUC issued an order approving the settlement stipulation. The TAM is subject to updates for the forward price curve and new contracts in November 2009, at which time the final numbers will be determined. The expected effective date for the TAM is January 1, 2010.

In April 2009, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $92 million. In August 2009, the requested annual increase was reduced to $83 million. In September 2009, PacifiCorp filed a settlement stipulation with the OPUC further reducing the proposed annual increase to $42 million, or an average price increase of 4%. The stipulation agreement also includes three tariff riders to collect an additional $8 million over a three-year period associated with various cost initiatives. If approved, rates will be effective February 2, 2010.

Wyoming

In July 2008, PacifiCorp filed a general rate case with the Wyoming Public Service Commission (the “WPSC”) requesting an annual increase of $34 million with an effective date of May 24, 2009. Power costs were excluded from the filing and were addressed separately in PacifiCorp’s annual power cost adjustment mechanism (“PCAM”) application filed in February 2009. In October 2008, the general rate case request was reduced by $5 million, to $29 million, to reflect a change in the in-service date of the High Plains wind-powered generating facility. In March 2009, a settlement agreement was filed with the WPSC requesting an increase in Wyoming rates of $18 million annually, beginning May 24, 2009, for an average overall price increase of 4%. Following public hearings in March 2009, the WPSC issued a final order approving the stipulation agreement in May 2009.

In February 2009, PacifiCorp filed its annual PCAM application with the WPSC. The PCAM application requested recovery of the difference between actual net power costs and the amount included in base rates, subject to certain limitations, for the period December 1, 2007 through November 30, 2008, and establishes for the first time, an adjustment for the difference between forecasted net power costs and the amount included in base rates for the period December 1, 2008 through November 30, 2009. In the 2009 PCAM application, PacifiCorp requested a $2 million reduction to the current annual surcharge rate based on the results for the twelve-month period ended November 30, 2008, as well as a $16 million increase to the annual surcharge rate for the forecasted twelve-month period ending November 30, 2009, resulting in a net increase to the annual surcharge rate of $14 million on a combined basis. In March 2009, the WPSC approved PacifiCorp’s motion to implement an interim rate increase of $7 million, effective April 1, 2009 consistent with the interim PCAM increase agreed to in the 2008 general rate case settlement agreement. In July 2009, a stipulation agreement was signed by the major participants in the case requesting that the April 2009 interim rate increase become the permanent rate for the entire amortization period through March 31, 2010, effectively reducing the net increase of $14 million sought in the application to $7 million, or an average price increase of 1%. In August 2009, the WPSC held a public hearing to consider the stipulation agreement, and after considering the evidence, the WPSC issued a bench decision approving the stipulation effective September 1, 2009.

In October 2009, PacifiCorp filed a general rate case with the WPSC requesting a rate increase of $71 million. Power costs are included in the general rate case which reflects increased coal costs and the expiration of low cost long-term power purchase contracts. The application is based on a test period ending December 31, 2010. Two regulatory policy issues related to the tax treatment of equity AFUDC and the accounting for coal stripping costs are included in the case, which if approved by the WPSC, will reduce the rate increase by $9 million for an overall increase of $62 million, or an average price increase of 12%. The application requests a hearing date in May 2010 and a rate effective date of August 1, 2010.

Washington

In February 2009, PacifiCorp filed a general rate case with the WUTC for an annual increase of $39 million. The filing included a request to begin collection of a deferral for costs associated with the 520-MW Chehalis natural gas-fired generating plant prior to its inclusion in rate base beginning in January 2010. The associated costs are estimated at $15 million. PacifiCorp has proposed to recover these costs through an extension in the hydroelectric deferral mechanism and thereby not affecting current customer rates. In August 2009, PacifiCorp filed an all-party settlement agreement proposing an annual increase of $14 million, or an average price increase of 5%. The WUTC is expected to make a decision in late 2009. If approved, rates will be effective January 1, 2010.

Idaho

In September 2008, PacifiCorp filed a general rate case with the Idaho Public Utilities Commission (the “IPUC”) for an annual increase of $6 million. In February 2009, a settlement signed by PacifiCorp, the IPUC staff and intervening parties was filed with the IPUC resolving all issues in the 2008 general rate case. The agreement stipulates a $4 million increase, or 3% average price increase, for non-contract retail customers in Idaho. As part of the stipulation, intervening parties acknowledged that PacifiCorp’s acquisition of the 520-MW natural gas-fired Chehalis plant was prudent and the investment should be included in PacifiCorp’s revenue requirement, and that PacifiCorp has demonstrated that its demand-side management programs are prudent. The parties also agreed on a base level of net power costs for any future ECAM calculations. In April 2009, the IPUC issued an order approving the stipulation effective April 18, 2009.

In June 2009, an agreement was reached with parties to the ECAM docket allowing for the implementation of an ECAM to recover the difference between power costs recovered in rates and actual costs incurred, subject to the calculation methodology of the mechanism. In September 2009, the IPUC issued an order approving the ECAM stipulation as filed with an effective date of July 1, 2009.

California

In February 2009, PacifiCorp filed a post-test-year adjustment mechanism (“PTAM”) with the California Public Utilities Commission (the “CPUC”) for major capital additions amounting to a rate increase of $1 million, or an average price increase of 2%. The filing included the addition of four major renewable resources: the 99-MW Seven Mile Hill, the 99-MW Glenrock, the 39-MW Glenrock III and the 99-MW Rolling Hills wind-powered generating facilities. The rates became effective March 19, 2009. In October 2009, PacifiCorp filed a PTAM with the CPUC for major capital additions amounting to a rate increase of $1 million, or an average price increase of 1%. The filing included the addition of two major renewable resources: the 99-MW High Plains and the 28.5-MW McFadden Ridge wind-powered generating facilities. If approved, new rates will be effective November 21, 2009.

In February 2009, PacifiCorp filed an application to extend its PTAM attrition adjustment (an adjustment for inflation) through 2010 and to delay filing its next general rate case by one year. The application was approved by the CPUC in April 2009. In October 2009, PacifiCorp filed its annual PTAM attrition adjustment with the CPUC. The filing requested an increase of $1 million or an average price increase of 1%. If approved, new rates will be effective January 1, 2010.

In July 2009, PacifiCorp made its annual filing under the energy cost adjustment clause requesting a rate reduction of $5 million, or an average price decrease of 5%, due to a decrease in net power costs. If approved by the CPUC, the new rates will be effective January 1, 2010.

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

Climate Change

As a result of increased attention to global climate change in the United States, there are significant future environmental regulations under consideration to increase the deployment of clean energy technologies and regulate emissions of greenhouse gases at the state, regional and federal levels. Congress and federal policy makers are considering climate change legislation and a variety of national climate change policies, such as the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”) discussed in Note 10 of Notes to Consolidated Financial Statements. In addition, governmental and nongovernmental organizations and others have become more active in initiating litigation under existing environmental and other laws.

In April 2009, the United States Environmental Protection Agency (the “EPA”) issued a proposed finding, in response to the United States Supreme Court’s 2007 decision in the case of Massachusetts v. EPA, that under Section 202(a) of the Clean Air Act six greenhouse gases – carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride – threaten the public health and welfare of current and future generations. The finding does not include any proposed regulations regarding greenhouse gas emissions; however, such regulatory or legislative action could have a significant adverse impact on PacifiCorp’s current and future fossil-fueled generating facilities. In September 2009, in anticipation of the regulation of greenhouse gases under Section 202(a) of the Clean Air Act, the EPA released a proposed greenhouse gas “tailoring” rule which would require new or modified facilities with increased greenhouse gas emissions in excess of 25,000 tons per year of carbon dioxide equivalent emissions to undergo a best available control technology review. In addition, the proposal would require the incorporation of greenhouse gas emissions under Title V operating permits.

In September 2009, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued its opinion in the case of Connecticut v. American Electric Power, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of carbon dioxide. The United States District Court for the Southern District of New York (the “Southern District of New York”) dismissed the case in 2005, holding that the claims that emissions of greenhouse gases from the defendants’ coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a “political question” that the court lacked jurisdiction to decide. The Second Circuit rejected the Southern District of New York’s conclusion that the plaintiffs’ claims were barred from consideration as a political question and the Southern District of New York was not precluded from determining the case on its merits. PacifiCorp cannot predict the outcome of this litigation or its potential impact at this time.

In October 2009, a three judge panel in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued its opinion in the case of Ned Comer, et al. v. Murphy Oil USA, et al., a putative class action lawsuit against insurance, oil, coal and chemical companies, based on claims that the defendants’ emissions of greenhouse gases contributed to global warming that in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina, which combined to destroy the plaintiff’s private property, as well as public property. In 2007, the United States District Court for the Southern District of Mississippi (the “Southern District of Mississippi”) had dismissed the case based on the lack of standing and further held that the claims were barred by the political question doctrine. The Fifth Circuit reversed the lower court decision and held that the plaintiffs had standing to assert their public and private nuisance, trespass, and negligence claims and concluded that the claims did not present a political question. The case was remanded to the Southern District of Mississippi for further proceedings with the court noting that it had not determined, and would leave to the lower court to analyze, whether the alleged chain of causation satisfies the proximate cause requirement under Mississippi state common law.

In October 2009, the United States District Court for the Northern District of California (the “Northern District of California”) granted the defendants’ motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants’ greenhouse gas emissions. The Northern District of California dismissed all of the plaintiffs’ federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed with prejudice to their future presentation in an appropriate state court.

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

	Fitch	Moody’s	Standard & Poor’s
Issuer/Corporate	BBB	Baa1	A-
Senior secured debt	A-	A2	A
Senior unsecured debt	BBB+	Baa1	A-
Preferred stock	BBB	Baa3	BBB
Commercial paper	F2	P-2	A-2
Outlook	Stable	Stable	Stable

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

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the major credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in PacifiCorp’s creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2009, PacifiCorp’s credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of September 30, 2009, PacifiCorp would have been required to post $245 million of additional collateral. PacifiCorp’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of PacifiCorp’s collateral requirements specific to PacifiCorp’s derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2008. PacifiCorp’s exposure to market risk and its management of such risk has not changed materially since December 31, 2008. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of PacifiCorp’s derivative positions as of September 30, 2009.

Item 4(T).	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp’s disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including PacifiCorp’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

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

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”), introduced by Representatives Henry Waxman and Edward Markey. In addition to a federal renewable portfolio standard, which would require utilities to obtain a portion of their energy from certain qualifying renewable sources, and energy efficiency measures, the bill requires a reduction in greenhouse gas emissions beginning in 2012, with emission reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a “cap and trade” program. In September 2009, a similar bill was introduced in the United States Senate by Senators Barbara Boxer and John Kerry, which would require an initial reduction in greenhouse gas emissions beginning in 2012 with emission reduction targets consistent with the Waxman-Markey bill, with the exception of the 2020 target, which requires 20% reduction below 2005 levels. If the Waxman-Markey bill or some other federal comprehensive climate change bill were to pass both Houses of Congress and be signed into law by the President, the impact on our financial performance could be material and would depend on a number of factors, including the required timing and level of greenhouse gas reductions, the price and availability of offsets and allowances used for compliance and our ability to receive revenue from customers for increased costs. The new law would likely result in increased operating costs and expenses, additional capital expenditures and asset retirements and may negatively impact demand for electricity. To the extent that we are not allowed by our regulators to recover or cannot otherwise recover the costs to comply with climate change requirements, these requirements could have a material adverse impact on our consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse impact on our consolidated financial results.

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

PACIFICORP
(Registrant)

Date: November 6, 2009	/s/ Douglas K. Stuver
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