Form 10-Q
period 2010-03-31
PACIFICORP /OR/
filed 2010-05-07
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa. As of April 30, 2010, 357,060,915 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries (“PacifiCorp”) as of March 31, 2010, and the related consolidated statements of operations, cash flows, changes in equity and comprehensive income for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of PacifiCorp’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, cash flows, changes in equity and comprehensive income for the year then ended (not presented herein); and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 7, 2010

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$255	$117
Accounts receivable, net	536	619
Income taxes receivable from affiliates	-	249
Inventories:
Materials and supplies	181	192
Fuel	189	187
Derivative contracts	123	108
Deferred income taxes	47	39
Other current assets	51	61
Total current assets	1,382	1,572

Property, plant and equipment, net	15,513	15,537
Regulatory assets	1,608	1,539
Derivative contracts	37	43
Investments and other assets	373	275

Total assets	$18,913	$18,966

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2010	2009

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$466	$553
Income taxes payable to affiliate	40	-
Accrued employee expenses	101	76
Accrued interest	105	111
Accrued property and other taxes	79	67
Derivative contracts	70	85
Current portion of long-term debt and capital lease obligations	16	16
Other current liabilities	92	105
Total current liabilities	969	1,013

Regulatory liabilities	827	838
Derivative contracts	415	410
Long-term debt and capital lease obligations	6,400	6,400
Deferred income taxes	2,688	2,625
Other long-term liabilities	825	948
Total liabilities	12,124	12,234

Commitments and contingencies (Note 8)

Equity:
PacifiCorp shareholders’ equity:
Preferred stock	41	41
Common equity:
Common stock – 750 shares authorized, no par value, 357 shares issued and outstanding	-	-
Additional paid-in capital	4,379	4,379
Retained earnings	2,369	2,234
Accumulated other comprehensive loss, net	-	(6)
Total common equity	6,748	6,607
Total PacifiCorp shareholders’ equity	6,789	6,648
Noncontrolling interest	-	84
Total equity	6,789	6,732

Total liabilities and equity	$18,913	$18,966

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2010	2009

Operating revenue	$1,106	$1,116

Operating costs and expenses:
Energy costs	415	436
Operations and maintenance	270	253
Depreciation and amortization	138	134
Taxes, other than income taxes	32	34
Total operating costs and expenses	855	857

Operating income	251	259

Other income (expense):
Interest expense	(97)	(99)
Allowance for borrowed funds	12	7
Allowance for equity funds	22	13
Interest income	1	3
Other, net	-	(1)
Total other income (expense)	(62)	(77)

Income before income tax expense	189	182
Income tax expense	53	56
Net income	136	126
Net income attributable to noncontrolling interest	-	3
Net income attributable to PacifiCorp	$136	$123

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$136	$126
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	138	134
Provision for deferred income taxes	4	62
Changes in regulatory assets and liabilities	6	14
Other, net	(18)	(10)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	93	66
Derivative collateral, net	(71)	13
Inventories	(21)	(10)
Income taxes – affiliates, net	289	27
Accounts payable and other liabilities	(42)	(5)
Net cash flows from operating activities	514	417

Cash flows from investing activities:
Capital expenditures	(369)	(567)
Purchases of available-for-sale securities	-	(3)
Proceeds from sales of available-for-sale securities	-	7
Other, net	(6)	2
Net cash flows from investing activities	(375)	(561)

Cash flows from financing activities:
Net repayments of short-term debt	-	(85)
Proceeds from long-term debt	-	992
Preferred stock dividends	(1)	(1)
Repayments and redemptions of long-term debt and capital lease obligations	-	(1)
Other, net	-	(12)
Net cash flows from financing activities	(1)	893

Net change in cash and cash equivalents	138	749
Cash and cash equivalents at beginning of period	117	59
Cash and cash equivalents at end of period	$255	$808

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	PacifiCorp Shareholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Preferred	Common	Paid-in	Retained	Income (Loss),	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Net	Interest	Equity

Balance, January 1, 2009	$41	$-	$4,254	$1,694	$(2)	$80	$6,067
Net income	-	-	-	123	-	3	126
Other comprehensive loss	-	-	-	-	(1)	-	(1)
Contributions	-	-	-	-	-	9	9
Distributions	-	-	-	-	-	(12)	(12)
Preferred stock dividends declared	-	-	-	(1)	-	-	(1)
Other equity transactions	-	-	-	-	-	6	6
Balance, March 31, 2009	$41	$-	$4,254	$1,816	$(3)	$86	$6,194

Balance, January 1, 2010	$41	$-	$4,379	$2,234	$(6)	$84	$6,732
Deconsolidation of BCC	-	-	-	-	-	(84)	(84)
Net income	-	-	-	136	-	-	136
Other comprehensive income	-	-	-	-	6	-	6
Preferred stock dividends declared	-	-	-	(1)	-	-	(1)
Balance, March 31, 2010	$41	$-	$4,379	$2,369	$-	$-	$6,789

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2010	2009

Net income	$136	$126
Other comprehensive income (loss), net of tax –
Fair value adjustment on cash flow hedges, net of tax of $4 and $-	6	(1)

Comprehensive income	142	125
Comprehensive income attributable to noncontrolling interest	-	3
Comprehensive income attributable to PacifiCorp	$142	$122

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric company serving 1.7 million retail customers, including residential, commercial, industrial and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with public and private utilities, energy marketing companies and incorporated municipalities. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp’s subsidiaries support its electric utility operations by providing coal-mining services and environmental remediation services. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company (“MEHC”), a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp’s assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2010.

(2)	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU No. 2010-06”), which amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. PacifiCorp adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption did not have a material impact on PacifiCorp’s disclosures included within Notes to Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, “Consolidation,” with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise’s involvement with a variable interest entity are enhanced. PacifiCorp adopted this guidance as of January 1, 2010 on a prospective basis. As a result, PacifiCorp’s coal mining joint venture, Bridger Coal Company (“BCC”), was deconsolidated and is being accounted for under the equity method of accounting as the power to direct the activities that most significantly impact BCC’s economic performance are shared with the joint venture partner. The deconsolidation of BCC resulted in a decrease in assets, liabilities and noncontrolling interest equity as of January 1, 2010 of $192 million, $108 million and $84 million, respectively. These changes included the deconsolidation of: (a) mine reclamation trust funds totaling $79 million; (b) property, plant and equipment, net totaling $249 million; and (c) asset retirement obligation liabilities totaling $79 million. Additionally, as a result of PacifiCorp’s investment in BCC being accounted for under the equity method, an investment of $168 million was recorded on January 1, 2010.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2010	2009

Property, plant and equipment in service	5-80 years	$20,127	$20,330
Accumulated depreciation and amortization		(6,471)	(6,623)
Net property, plant and equipment in service		13,656	13,707
Construction work-in-progress		1,857	1,830
Total property, plant and equipment, net		$15,513	$15,537

(4)	Regulatory Matters

Rate Matters

Oregon Senate Bill 408

Oregon Senate Bill 408 (“SB 408”) requires PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers to file an annual report each October with the Oregon Public Utility Commission (“OPUC”) comparing income taxes collected and income taxes paid, as defined by the statute and its administrative rules. If after its review, the OPUC determines the amount of income taxes collected differs from the amount of income taxes paid by more than $100,000, the OPUC must require the public utility to establish an automatic adjustment clause to account for the difference.

The OPUC’s April 2008 order approving the recovery of $35 million, plus interest, related to PacifiCorp’s 2006 tax report is being challenged by the Industrial Customers of Northwest Utilities, which filed a petition in May 2008 with the Oregon Court of Appeals seeking judicial review of the April 2008 order. PacifiCorp believes the outcome of these proceedings will not have a material impact on its consolidated financial results. The $35 million, plus interest, was previously recorded in earnings.

In October 2009, PacifiCorp filed its 2008 tax report under SB 408. PacifiCorp’s filing for the 2008 tax year indicated that PacifiCorp paid $38 million more in income taxes than was collected in rates from its retail customers. In January 2010, PacifiCorp entered into a stipulation with OPUC staff and the Citizens’ Utility Board of Oregon, agreeing to a lower recovery totaling $2 million, including interest. In April 2010, the OPUC issued an order adopting the stipulation in its entirety.

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

The following table presents PacifiCorp’s assets and liabilities recognized on the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2010 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets:
Investments in available-for-sale securities –
Money market mutual funds(2)	$255	$-	$-	$-	$255
Commodity derivatives	-	421	6	(267)	160
	$255	$421	$6	$(267)	$415

Liabilities:
Commodity derivatives	$-	$(433)	$(415)	$363	$(485)

(1)	Primarily represents netting under master netting arrangements and a net cash collateral receivable of $96 million.

(2)
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

The following table presents PacifiCorp’s assets and liabilities recognized on the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets:
Investments in available-for-sale securities:
Money market mutual funds(2)	$123	$-	$-	$-	$123
Debt securities	1	33	-	-	34
Equity securities	36	8	-	-	44
Commodity derivatives	-	285	6	(140)	151
	$160	$326	$6	$(140)	$352

Liabilities:
Commodity derivatives	$-	$(274)	$(386)	$165	$(495)

(1)	Primarily represents netting under master netting arrangements and a net cash collateral receivable of $25 million.

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

The following table reconciles the beginning and ending balances of PacifiCorp’s commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the three-month periods ended March 31 (in millions):

	2010	2009

Beginning balance	$(380)	$(408)
Changes in fair value recognized in regulatory assets	(31)	(17)
Purchases, sales, issuances and settlements	2	(6)
Net transfers (to) from Level 2	-	(21)
Ending balance	$(409)	$(452)

PacifiCorp’s long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of PacifiCorp’s long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of PacifiCorp’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of PacifiCorp’s long-term debt (in millions):

As of
	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$ 6,357	$ 6,844	$ 6,357	$ 6,843

(6)	Risk Management and Hedging Activities

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

PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity risk, PacifiCorp uses commodity derivative contracts, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates and by monitoring market changes in interest rates. PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp’s exposure to interest rate risk. No interest rate derivatives were in place during the periods presented. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in PacifiCorp’s accounting policies related to derivatives. Refer to Note 5 for additional information on derivative contracts.

The following tables, which exclude contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarize the fair value of PacifiCorp’s derivative contracts, on a gross basis, and reconcile those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	As of March 31, 2010
	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total

Not Designated as Hedging Contracts (1)(2):
Commodity assets	$283	$60	$10	$64	$417
Commodity liabilities	(91)	(23)	(181)	(553)	(848)
Total	192	37	(171)	(489)	(431)

Designated as Cash Flow Hedging Contracts (1):
Commodity assets	10	-	-	-	10
Commodity liabilities	-	-	-	-	-
Total	10	-	-	-	10

Total derivatives	202	37	(171)	(489)	(421)
Cash collateral receivable (payable)	(79)	-	101	74	96
Total derivatives – net basis	$123	$37	$(70)	$(415)	$(325)

	As of December 31, 2009
	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total

Not Designated as Hedging Contracts (1)(2):
Commodity assets	$191	$61	$8	$31	$291
Commodity liabilities	(29)	(17)	(142)	(472)	(660)
Total	162	44	(134)	(441)	(369)

Designated as Cash Flow Hedging Contracts:
Commodity assets	-	-	-	-	-
Commodity liabilities	-	-	-	-	-
Total	-	-	-	-	-

Total derivatives	162	44	(134)	(441)	(369)
Cash collateral receivable (payable)	(54)	(1)	49	31	25
Total derivatives – net basis	$108	$43	$(85)	$(410)	$(344)

(1)	Derivative contracts within these categories are subject to master netting arrangements and are presented on a net basis on the Consolidated Balance Sheets.

(2)
PacifiCorp’s commodity derivatives not designated as hedging contracts are generally included in regulated rates and as of March 31, 2010 and December 31, 2009, a net regulatory asset of $429 million and $367 million, respectively, was recorded related to the net derivative liability of $431 million and $369 million, respectively.

Not Designated as Hedging Contracts

For PacifiCorp’s commodity derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as net regulatory assets. The following table reconciles the beginning and ending balances of PacifiCorp’s net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings for the three-month periods ended March 31 (in millions):

	2010	2009

Beginning balance	$367	$442
Changes in fair value recognized in net regulatory assets	32	(73)
Gains reclassified to earnings – operating revenue	21	79
Gains (losses) reclassified to earnings – energy costs	9	(63)
Ending balance	$429	$385

For PacifiCorp’s derivatives not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts, energy costs and operations and maintenance for purchase contracts and electricity and natural gas swap contracts and interest expense for interest rate derivatives. The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with PacifiCorp’s derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the three-month periods ended March 31 (in millions):

	2010	2009
Commodity derivatives:
Operating revenue	$-	$3
Energy costs	(1)	-
Operations and maintenance	1	(1)
Total	$-	$2

Designated as Cash Flow Hedging Contracts

PacifiCorp uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices. The gains and losses on these derivative contracts are recognized in other comprehensive income. PacifiCorp recognized pre-tax gains of $10 million and $- million on derivative contracts accounted for as cash flow hedges for the three-month periods ended March 31, 2010 and 2009, respectively. Hedge ineffectiveness is recognized in income as operating revenue or energy costs depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2010 and 2009, hedge ineffectiveness was insignificant. As of March 31, 2010, PacifiCorp had cash flow hedges with expiration dates extending through December 31, 2010 and $10 million of pre-tax net unrealized gains forecasted to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of March 31 (in millions):

	Unit of
	Measure	2010	2009
Commodity contracts:
Electricity sales	Megawatt hours	(21)	(22)
Natural gas purchases	Decatherms	188	220
Fuel purchases	Gallons	11	6

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

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in PacifiCorp’s creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2010, PacifiCorp’s credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp’s derivative contracts in liability positions with specific credit-risk-related contingent features totaled $494 million and $353 million as of March 31, 2010 and December 31, 2009, respectively, for which PacifiCorp had posted collateral of $175 million and $80 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2010 and December 31, 2009, PacifiCorp would have been required to post $121 million and $159 million, respectively, of additional collateral. PacifiCorp’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors.

(7)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components for the three-month periods ended March 31 (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Service cost(1)	$3	$4	$1	$1
Interest cost	17	18	8	8
Expected return on plan assets	(18)	(18)	(7)	(7)
Net amortization	6	3	4	3
Net amortization of regulatory assets	(3)	(2)	-	1
Net periodic benefit cost	$5	$5	$6	$6

(1)	Service cost excludes $3 million and $4 million of contributions to the joint trust union plans during the three-month periods ended March 31, 2010 and 2009, respectively.

Employer contributions to the pension, other postretirement benefit and joint trust union plans are expected to be $117 million, $25 million and $12 million, respectively, during 2010. As of March 31, 2010, $40 million, $6 million and $3 million of contributions had been made to the pension, other postretirement benefit and joint trust union plans, respectively.

In March 2010, the President signed into law healthcare reform legislation that included provisions to eliminate the tax deductibility of other postretirement costs to the extent of retiree drug subsidies received from the federal government beginning after December 31, 2012. Accordingly, PacifiCorp increased deferred income tax liabilities and, consistent with the expectation that such additional income tax expense amounts are probable of inclusion in regulated rates, recorded a $39 million increase to regulatory assets.

(8)	Commitments and Contingencies

PacifiCorp is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. PacifiCorp does not believe that such normal and routine litigation will have a material impact on its consolidated financial results. PacifiCorp is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts and are described below.

Legal Matters

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of the Wyoming state opacity standards at PacifiCorp’s Jim Bridger generating facility in Wyoming. Under Wyoming state requirements, which are part of the Jim Bridger generating facility’s Title V permit and are enforceable by private citizens under the federal Clean Air Act, a potential source of pollutants such as a coal-fired generating facility must meet minimum standards for opacity, which is a measurement of light that is obscured in the flue of a generating facility. The complaint alleged thousands of violations of asserted six-minute compliance periods and sought an injunction ordering the Jim Bridger generating facility’s compliance with opacity limits, civil penalties of $32,500 per day per violation and the plaintiffs’ costs of litigation. In February 2010, PacifiCorp, the Sierra Club and the Wyoming Outdoor Council reached an agreement in principle to settle all outstanding claims in the action. The settlement was memorialized in a consent decree filed in April 2010 with the United States Environmental Protection Agency (“EPA”) and also with the court for review and approval. The EPA has 45 days to review and comment on the consent decree. After that, if approved by the court as expected, the consent decree is expected to be issued as a final court order and is not expected to have a material impact on PacifiCorp’s consolidated financial results.

Environmental Laws and Regulations

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

New Source Review

As part of an industry-wide investigation to assess compliance with the New Source Review (“NSR”) and Prevention of Significant Deterioration (“PSD”) provisions, the EPA has requested from numerous utilities information and supporting documentation regarding their capital projects for various generating facilities. Between 2001 and 2003, PacifiCorp responded to requests for information relating to its capital projects at its generating facilities, and it has been engaged in periodic discussions with the EPA over several years regarding its historical projects and their compliance with NSR and PSD provisions. A NSR enforcement case against another utility has been decided by the United States Supreme Court, holding that an increase in annual emissions of a generating facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting. PacifiCorp could be required to install additional emissions controls, and incur additional costs and penalties, in the event it is determined that PacifiCorp’s historical projects did not meet all regulatory requirements. The impact of these additional emissions controls, costs and penalties, if any, on PacifiCorp’s consolidated financial results cannot be determined at this time.

Accrued Environmental Costs

PacifiCorp is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of PacifiCorp’s operations and sites owned by third parties. PacifiCorp accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, PacifiCorp’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of March 31, 2010 and December 31, 2009 was $18 million and is included in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are legal obligations associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 47 generating facilities with an aggregate facility net owned capacity of 1,158 megawatts (“MW”). The Federal Energy Regulatory Commission (“FERC”) regulates 98% of the net capacity of this portfolio through 16 individual licenses, which typically have terms of 30 to 50 years. PacifiCorp expects to incur ongoing operating and maintenance expense and capital expenditures associated with the terms of its renewed hydroelectric licenses and settlement agreements, including natural resource enhancements. PacifiCorp’s Klamath hydroelectric system is currently operating under annual licenses. Substantially all of PacifiCorp’s remaining hydroelectric generating facilities are operating under licenses that expire between 2030 and 2058.

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

In July 2009, Oregon’s governor signed a bill authorizing PacifiCorp to collect surcharges from its Oregon customers for Oregon’s share of the customer contribution for the cost of removing the Klamath hydroelectric system’s four mainstem dams. In March 2010, PacifiCorp filed with the OPUC to begin collecting the surcharge from Oregon customers, as of that date, subject to refund based on the OPUC’s determination that the surcharges result in rates that are fair, just and reasonable. Also, in March 2010, PacifiCorp filed with the California Public Utilities Commission to collect a surcharge from PacifiCorp’s California customers beginning January 1, 2011. The proceeds from the surcharges will be deposited in trust accounts to be established by each of the respective utility commissions.

As of March 31, 2010 and December 31, 2009, PacifiCorp had $69 million and $67 million, respectively, in costs related to the relicensing of the Klamath hydroelectric system included in construction work-in-progress and reflected in property, plant and equipment, net on the Consolidated Balance Sheets.

FERC Issues

FERC Investigation

During 2007, the Western Electricity Coordinating Council (“WECC”) audited PacifiCorp’s compliance with several of the reliability standards developed by the North American Electric Reliability Corporation (“NERC”). In April 2008, PacifiCorp received notice of a preliminary non-public investigation from the FERC and the NERC to determine whether an outage that occurred in PacifiCorp’s transmission system in February 2008 involved any violations of reliability standards. In November 2008, PacifiCorp received preliminary findings from the FERC staff regarding its non-public investigation into the February 2008 outage. Also in November 2008, in conjunction with the reliability standards review, the FERC assumed control of certain aspects of the WECC’s 2007 audit. PacifiCorp has engaged in discussions with FERC staff regarding findings related to the WECC audit and the non-public investigation. However, PacifiCorp cannot predict the impact of the audit or the non-public investigation on its consolidated financial results at this time.

Northwest Refund Case

In June 2003, the FERC terminated its proceeding relating to the possibility of requiring refunds for wholesale spot-market bilateral sales in the Pacific Northwest between December 2000 and June 2001. The FERC concluded that ordering refunds would not be an appropriate resolution of the matter. In November 2003, the FERC issued its final order denying rehearing. Several market participants, excluding PacifiCorp, filed petitions in the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) for review of the FERC’s final order. In August 2007, the Ninth Circuit concluded that the FERC failed to adequately explain how it considered or examined new evidence showing intentional market manipulation in California and its potential ties to the Pacific Northwest, and that the FERC should not have excluded from the Pacific Northwest refund proceeding purchases of energy in the Pacific Northwest spot market made by the California Energy Resources Scheduling (“CERS”) division of the California Department of Water Resources. Without issuing the mandate order, the Ninth Circuit remanded the case to the FERC to (a) address the new market manipulation evidence in detail and account for it in any future orders regarding the award or denial of refunds in the proceedings; (b) include sales to CERS in its analysis; and (c) further consider its refund decision in light of related, intervening opinions of the court. The Ninth Circuit offered no opinion on the FERC’s findings based on the record established by the administrative law judge and did not rule on the merits of the FERC’s November 2003 decision to deny refunds. In April 2009, the Ninth Circuit issued a formal mandate order, completing the remand of the case to the FERC, which has not yet undertaken further action. PacifiCorp cannot predict the future course of this proceeding and its impact on its consolidated financial results, if any, at this time.

(9)	Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss attributable to PacifiCorp, net consists of the following components (in millions):

	As of
	March 31,	December 31,
	2010	2009

Unrecognized amounts on retirement benefits, net of tax of $(3) and $(3)	$(6)	$(6)
Fair value adjustment of cash flow hedges, net of tax of $4 and $-	6	-
Total accumulated other comprehensive loss attributable to PacifiCorp, net	$-	$(6)

(10)	Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement with its indirect parent company, MEHC. Services provided by PacifiCorp and charged to affiliates relate primarily to administrative services, financial statement preparation and direct-assigned employees. Services provided by affiliates and charged to PacifiCorp relate primarily to the administrative services provided under the intercompany administrative services agreement among MEHC and its affiliates. These expenses totaled $2 million during each of the three-month periods ended March 31, 2010 and 2009.

PacifiCorp engages in various transactions with several of its affiliated companies in the ordinary course of business. Services provided by affiliates in the ordinary course of business and charged to PacifiCorp relate primarily to the transportation of natural gas and relocation services. These expenses totaled $1 million during each of the three-month periods ended March 31, 2010 and 2009.

PacifiCorp has long-term transportation contracts with Burlington Northern Santa Fe, LLC (“BNSF”), which became a wholly owned subsidiary of Berkshire Hathaway, PacifiCorp’s ultimate parent company, in February 2010. Transportation costs under these contracts were $8 million during each of the three-month periods ended March 31, 2010 and 2009.

PacifiCorp participates in a captive insurance program provided by MEHC Insurance Services Ltd. (“MISL”), a wholly owned subsidiary of MEHC. MISL covers all or significant portions of the property damage and liability insurance deductibles in many of PacifiCorp’s current policies, as well as overhead distribution and transmission line property damage. PacifiCorp has no equity interest in MISL and has no obligation to contribute equity or loan funds to MISL. Premium amounts were established in March 2006 based on a combination of actuarial assessments and market rates to cover loss claims, administrative expenses and appropriate reserves, but as a result of regulatory commitments are capped through December 31, 2010. Certain costs associated with the program are prepaid and amortized over the policy coverage period expiring March 20, 2011. Premium expenses were $2 million during each of the three-month periods ended March 31, 2010 and 2009. Prepayments to MISL were $7 million and $2 million as of March 31, 2010 and December 31, 2009, respectively. Receivables for claims were $12 million and $10 million as of March 31, 2010 and December 31, 2009, respectively. Proceeds from claims were $- million during each of the three-month periods ended March 31, 2010 and 2009.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of March 31, 2010, income taxes payable to MEHC were $40 million and as of December 31, 2009, income taxes receivable from MEHC were $249 million.

PacifiCorp transacts with its equity investees, BCC and Trapper Mining, Inc. Refer to Note 2 for additional information regarding BCC. Services provided by PacifiCorp and charged to BCC relate primarily to management services, income taxes and labor. Services provided by equity investees and charged to PacifiCorp primarily relate to coal purchases; for BCC these purchases are under a long-term contract that ends on December 31, 2024. These payables were $16 million as of March 31, 2010. Expenses for these coal purchases were $41 million during the three-month period ended March 31, 2010.

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based upon PacifiCorp’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside PacifiCorp’s control and could cause actual results to differ materially from those expressed or implied by PacifiCorp’s forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which PacifiCorp’s facilities operate;

•	changes in federal, state and local governmental, legislative or regulatory requirements affecting PacifiCorp or the electric utility industry;

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

•	increases in employee healthcare costs;

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

Results of Operations

Operating revenue and energy costs are the key drivers of PacifiCorp’s results of operations as they encompass retail and wholesale electricity sales and the direct costs associated with providing electricity for our customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore most meaningful. PacifiCorp serves its customers with electricity supplied by its generating facilities, as well as through wholesale electricity purchases as needed to meet its retail load and long-term wholesale sales obligations. PacifiCorp also sells electricity in the wholesale market to balance its system and when market and other conditions are favorable.

Overview

Net income attributable to PacifiCorp during the three-month period ended March 31, 2010 was $136 million, an increase of $13 million, or 11%, as compared to 2009. The increase in net income attributable to PacifiCorp primarily resulted from higher allowances for funds used during construction due to PacifiCorp’s construction program and lower income tax expense, partially offset by an $8 million decrease in operating income. The lower operating income was due to lower wholesale electricity sales primarily due to a 14% decrease in volumes and lower average prices, a 2% decrease in retail sales volumes primarily resulting from warmer than normal weather experienced in Oregon and Washington during the current period and higher operations and maintenance expense, partially offset by higher retail prices approved by regulators, higher sales of renewable energy credits and lower wholesale electricity purchases on lower volumes. Fuel costs were relatively flat compared to the prior period due to a 4% decrease in output from PacifiCorp’s thermal generating facilities, partially offset by higher average fuel prices.

As discussed in Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q, PacifiCorp adopted authoritative guidance as of January 1, 2010 that required equity method accounting treatment of its majority owned coal mining operation.

A comparison of PacifiCorp’s key operating results were as follows for the three-month periods ended March 31:

			Favorable/(Unfavorable)
	2010	2009	Change	% Change

Gross margin (in millions):
Operating revenue	$1,106	$1,116	$(10)	(1)%
Energy costs	415	436	21	5
Gross margin	$691	$680	$11	2%

Volumes of electricity sold (in gigawatt hours (“GWh”)):
Residential	4,323	4,426	(103)	(2)%
Commercial	3,774	3,915	(141)	(4)
Industrial	4,799	4,781	18	-
Other	137	145	(8)	(6)
Total retail electricity sales	13,033	13,267	(234)	(2)
Wholesale electricity sales	3,001	3,500	(499)	(14)
Total electricity sales	16,034	16,767	(733)	(4)%

Retail electricity sales:
Average retail customers (in thousands)	1,730	1,716	14	1%
Average revenue per megawatt hour (“MWh”)	$68.31	$64.55	$3.76	6%

Wholesale electricity sales:
Average revenue per MWh	$52.90	$58.26	$(5.36)	(9)%

Volumes of electricity generated (in GWh):
Coal-fired generation	10,912	11,160	(248)	(2)%
Natural gas-fired generation	2,187	2,503	(316)	(13)
Hydroelectric generation	1,054	1,038	16	2
Other	653	614	39	6
Total PacifiCorp generated volumes	14,806	15,315	(509)	(3)%

Volumes of electricity purchased (in GWh):
Wholesale electricity purchases	2,383	2,660	277	10%

Cost of wholesale electricity purchased:
Average cost per MWh	$48.65	$50.68	$2.03	4%

Gross margin increased $11 million, or 2%, for 2010 compared to 2009 primarily due to:

•	$35 million of increases from higher retail prices approved by regulators;

•	$22 million of increases in sales of renewable energy credits;

•	$11 million of increases in revenues associated with Utah DSM programs;

•	$11 million of increases due to the elimination of certain regulatory liabilities resulting from the settlement of the Utah DSM tariff filing;

•	$10 million due to higher deferrals of incurred power costs in accordance with established adjustment mechanisms; and

•	$5 million of decreases in fuel costs primarily due to lower volumes of natural gas consumed.

These increases in gross margin were partially offset by:

•	$23 million of decreases due to lower average customer usage driven primarily by warmer than normal weather experienced in Oregon and Washington;

•
$26 million of decreases in net wholesale electricity activities due to $29 million of lower volumes of wholesale electricity sales and $16 million of lower average prices on wholesale electricity sales, partially offset by $14 million of significantly lower volumes of wholesale electricity purchases;

•	$18 million of decreases due to prior year sales to the noncontrolling interest in PacifiCorp’s majority owned coal mining operation;

•	$8 million of decreases resulting from higher transmission expense due to higher contract rates; and

•	$6 million of decreases due to changes in the fair value of energy sales and purchase contracts accounted for as derivatives.

Operations and maintenance increased $17 million, or 7%, for 2010 compared to 2009 primarily due to:

•	$12 million of higher expense associated with Utah DSM programs;

•	$11 million due to the write-off of a portion of the Utah DSM regulatory asset resulting from the settlement of the Utah DSM tariff filing; and

•	$6 million of higher costs associated with jointly owned generating facilities primarily due to increased overhauls; partially offset by,

•	$8 million of decreases due to prior year costs associated with sales to the noncontrolling interest in PacifiCorp’s majority owned coal mining operation.

Depreciation and amortization increased $4 million, or 3%, for 2010 compared to 2009 primarily due to higher plant-in-service.

Allowance for borrowed and equity funds increased $14 million, or 70%, for 2010 compared to 2009 primarily due to higher qualified construction work-in-progress balances, partially offset by lower average rates.

Income tax expense decreased $3 million to $53 million for 2010 compared to 2009, primarily due to regulatory treatment of certain deferred income tax items and higher production tax credits associated with PacifiCorp’s wind-powered generating facilities. The effective tax rate was 28% for 2010 compared to 31% for 2009.

Liquidity and Capital Resources

As of March 31, 2010, PacifiCorp’s total net liquidity available was $1.392 billion. The components of total net liquidity available are as follows (in millions):

Cash and cash equivalents	$255

Available revolving credit facilities	$1,395
Less:
Short-term borrowings and issuances of commercial paper	-
Tax-exempt bond support and letters of credit	(258)
Net revolving credit facilities available	$1,137

Total net liquidity available	$1,392

Unsecured revolving credit facilities:
Maturity date	2012-2013
Largest single bank commitment as a % of total (1)	15%

(1)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp’s short-term liquidity and ability to meet long-term commitments.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2010 and 2009 were $514 million and $417 million, respectively. The $97 million increase was primarily due to significantly higher income tax receipts related to the repairs deduction and bonus depreciation in the prior year and higher prices approved by regulators, partially offset by a net posting of cash collateral on derivative contracts in the current year compared to a net receipt of cash collateral in the prior year and lower volumes and prices on wholesale electricity sales.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2010 and 2009 were $(375) million and $(561) million, respectively. Capital expenditures decreased $198 million. Capital expenditures consisted mainly of the following during the three-month periods ended March 31:

2010

•
Transmission system investments totaling $126 million, including construction costs for the first major segment of the Energy Gateway Transmission Expansion Program, a 135-mile, double-circuit, 345-kilovolt transmission line to be built between the Populus substation in southern Idaho and the Terminal substation near Salt Lake City, Utah, which is expected to be placed in service during 2010.

•
Emissions control equipment totaling $54 million, including costs for the Dave Johnston generating facility Unit 3 sulfur dioxide scrubber installation and the Unit 4 scrubber replacement, and installation of sulfur dioxide scrubbers on Naughton generating facility Units 1 and 2.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $189 million.

2009

•	The construction and development of wind-powered generating facilities totaling $201 million.

•	Transmission system investments totaling $99 million, including a major segment of the Energy Gateway Transmission Expansion Program.

•	Emissions control equipment totaling $60 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $207 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2010 were $(1) million, which included preferred stock dividends paid.

Net cash flows from financing activities for the three-month period ended March 31, 2009 were $893 million. Sources of cash totaled $992 million and consisted of proceeds from the issuance of long-term debt. Uses of cash totaled $99 million and consisted primarily of $85 million for net repayments of short-term debt.

Short-term Debt and Revolving Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. PacifiCorp had no outstanding short-term debt as of March 31, 2010 and December 31, 2009.

Long-term Debt

PacifiCorp has regulatory authority from the Oregon Public Utility Commission (“OPUC”) and the Idaho Public Utilities Commission (“IPUC”) to issue an additional $2.0 billion of long-term debt. PacifiCorp must make a notice filing with the Washington Utilities and Transportation Commission (“WUTC”) prior to any future issuance.

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

Capital Expenditures

PacifiCorp has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; and the cost and availability of capital. Expenditures for compliance-related items, such as pollution-control technologies, replacement generation, hydroelectric relicensing and decommissioning, and associated operating costs are generally incorporated into PacifiCorp’s retail rates.

Forecasted capital expenditures, which exclude non-cash equity allowance for funds used during construction, are approximately $1.7 billion for 2010 and include the following:

•
$452 million for transmission system investments, including $248 million for the Energy Gateway Transmission Expansion Program, which includes costs for completion of the first major segment of the program, the Populus to Terminal transmission line.

•
$359 million for environmental projects to install and upgrade emissions control equipment at certain coal-fired generating facilities to meet anticipated air quality and visibility targets through reductions of sulfur dioxide, nitrogen oxide and particulate matter emissions.

•
$146 million for construction and development of wind-powered generating facilities, primarily construction costs for the 111-MW Dunlap Ranch I wind-powered generating facility that is expected to be placed in service during 2010 and the remaining project costs related to the wind-powered generating facilities placed in service during the year ended December 31, 2009.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

As required by certain state regulations, PacifiCorp uses an Integrated Resource Plan (“IRP”) to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers. The IRP process identifies the amount and timing of PacifiCorp’s expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis, and for four of its six state jurisdictions, receives a formal notification as to whether the IRP meets the commission’s IRP standards and guidelines. In May 2009, PacifiCorp filed its 2008 IRP with each of its state commissions. During 2009, PacifiCorp received orders from the WUTC and the IPUC acknowledging that the 2008 IRP met their applicable standards and guidelines. During 2010, the OPUC and the Utah Public Service Commission (“UPSC”) issued orders acknowledging the 2008 IRP.

Requests for Proposals

PacifiCorp has issued a series of individual Requests for Proposals (“RFPs”), each of which focuses on a specific category of resources consistent with the IRP. The IRP and the RFPs provide for the identification and staged procurement of resources in future years to achieve a balance of load requirements and resources. As required by applicable laws and regulations, PacifiCorp files draft RFPs with the UPSC, the OPUC and the WUTC prior to issuance to the market. Approval by the UPSC, the OPUC or the WUTC may be required depending on the nature of the RFPs.

In August 2009, under PacifiCorp’s 2008R-1 renewable resources RFP (approved by the OPUC in September 2008), PacifiCorp executed a power purchase agreement to purchase the entire output of the proposed 200-MW Top of the World wind-powered generating facility located in Wyoming. The generation of the energy and associated renewable energy credits under this agreement are expected to commence by December 2010 and continue for a period of 20 years. PacifiCorp’s 2009R renewable resources RFP (approved by the OPUC with modification in July 2009) seeks additional cost-effective renewable generation projects with no single resource greater than 300 MW, combined total resources of no more than 400 MW and on-line dates no later than December 31, 2012. As a result of the 2009R renewable resources RFP, PacifiCorp’s 111-MW Dunlap Ranch I wind-powered generating facility located in Wyoming was selected and construction has commenced. Negotiations were also initiated with the remaining final shortlist bidder under the 2009R renewable resources RFP.

In October 2009, PacifiCorp filed a request for approval with the UPSC to re-issue the All Source RFP, which was previously suspended in April 2009. In October 2009 and November 2009, respectively, the UPSC and the OPUC approved resumption of the All Source RFP. The All Source RFP seeks up to 1,500 MW on a system wide basis from projects with in-service dates from 2014 through 2016. In December 2009, the All Source RFP was issued to the market. Proposals have been received under the All Source RFP and evaluations are currently underway.

Contractual Obligations

Subsequent to December 31, 2009, there were no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009. Additionally, refer to the “Capital Expenditures” discussion included in “Liquidity and Capital Resources.”

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred subsequent to those disclosed in Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009, refer to Notes 4 and 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional regulatory matter updates.

Utah

In March 2009, PacifiCorp filed for an energy cost adjustment mechanism (“ECAM”) with the UPSC. The filing recommends that the UPSC adopt the ECAM to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. The UPSC has separated the application into two phases to first address whether the mechanism is in the public interest, and then if it is found to be in the public interest, to determine the type of mechanism that should be implemented. Hearings on the public interest phase were completed in January 2010. In February 2010, the UPSC issued an order to proceed to the second phase to address design considerations in the development of an ECAM. Additionally, in February 2010, PacifiCorp filed an application with the UPSC seeking approval to defer the difference between the net power costs allowed by the UPSC’s final order in PacifiCorp’s 2009 general rate case and the actual net power costs incurred. Also in February 2010, the Utah Association of Energy Users filed a motion with the UPSC seeking approval to defer incremental renewable energy credit revenue in excess of the renewable energy credit value utilized in Utah rates established by the 2009 general rate case. If approved, the filings would establish a deferred cost balance to be considered for collection or refund through any potential mechanism established in the second phase of the ECAM proceeding.

In February 2010, PacifiCorp filed an alternative cost recovery application with the UPSC requesting recovery of $34 million associated with two major construction projects that are expected to be completed and in service by June 2010. The mechanism provides for a ruling from the UPSC within 150 days of the application. In March 2010, PacifiCorp updated its alternative cost recovery application to reflect the cost of capital decisions from the February 2010 general rate case order, reducing the amount requested for recovery to $33 million.

Oregon

In February 2010, PacifiCorp made the initial filing for the annual transition adjustment mechanism (“TAM”) with the OPUC for an annual increase of $69 million to recover the anticipated net power costs forecasted for calendar year 2011. The rates in the TAM filing will be effective January 1, 2011 and are subject to updates throughout the proceeding.

In March 2010, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $131 million, or an average price increase of 13%. If approved by the OPUC, the rates will be effective January 1, 2011.

Wyoming

In October 2009, PacifiCorp filed a general rate case with the Wyoming Public Service Commission (“WPSC”) requesting a rate increase of $71 million with an effective date of August 1, 2010. Power costs are included in the general rate case, reflecting increased coal costs and the expiration of low cost long-term power purchase contracts. The application is based on a test period ending December 31, 2010. In March 2010, a multi-party stipulation was filed with the WPSC agreeing to an overall rate increase of $36 million, or an average price increase of 7%, to be implemented in two phases. If the stipulation is approved by the WPSC, the first phase, consisting of a $26 million increase, will be effective July 1, 2010 and the second phase, consisting of the remaining $10 million increase, will be effective February 1, 2011. The WPSC held hearings in April 2010 on the general rate case stipulation.

In January 2010, PacifiCorp filed its annual power cost adjustment mechanism (“PCAM”) application with the WPSC requesting recovery of $8 million in deferred net power costs. In March 2010, a multi-party stipulation was filed with the WPSC agreeing to reduce the requested recovery to $4 million. In April 2010, the WPSC approved a change in the PCAM surcharge rate effective April 1, 2010 to begin recovery of the $4 million on an interim basis until a final order on the PCAM stipulation is issued. In April 2010, the WPSC held hearings on the PCAM application and the multi-party stipulation.

In April 2010, PacifiCorp filed an application with the WPSC requesting approval of a new ECAM to replace the existing PCAM. The PCAM will sunset with the final deferral of power costs in November 2010.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. If approved by the WUTC, the rates will be effective in April 2011.

Idaho

In February 2010, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $2 million in deferred net power costs. In March 2010, the IPUC issued an order approving PacifiCorp’s ECAM application effective April 1, 2010.

California

In November 2009, PacifiCorp filed a general rate case with the California Public Utilities Commission (“CPUC”) requesting an annual increase of $8 million, or an average price increase of 10%. If approved by the CPUC, the rates will be effective January 1, 2011.

In March 2010, PacifiCorp filed an application with the CPUC for authorization to offer PacifiCorp’s California customers a solar incentive program that would pay incentives to customers for installing solar photovoltaic equipment at their homes or businesses. The program would be funded through a new surcharge designed to collect the proposed annual program budget of approximately $1 million, or an average price increase of 1%. Funds collected through the surcharge would only be used to pay customer incentives and cover the administrative costs associated with the program. PacifiCorp has requested an effective date of August 2, 2010.

In March 2010, PacifiCorp filed an advice filing with the CPUC that would allow PacifiCorp to complete the transition of certain Klamath irrigation customers from contract rates to full tariff rates as agreed to as part of the 2005 California general rate case. The change was approved by the CPUC resulting in an annual rate increase of $1 million effective April 17, 2010.

Environmental Laws and Regulations

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

There have been no material changes to environmental laws and regulations subsequent to those disclosed in Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q and Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding certain environmental laws and regulations affecting PacifiCorp’s operations.

Credit Ratings

PacifiCorp’s senior secured and senior unsecured debt credit ratings are as follows:

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

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the major credit ratings agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in PacifiCorp’s creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2010, PacifiCorp’s credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of March 31, 2010, PacifiCorp would have been required to post $238 million of additional collateral. PacifiCorp’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp’s collateral requirements specific to PacifiCorp’s derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting PacifiCorp, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition – unbilled revenue. For additional discussion of PacifiCorp’s critical accounting estimates, see Item 7 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in PacifiCorp’s assumptions regarding critical accounting estimates since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009. PacifiCorp’s exposure to market risk and its management of such risk has not changed materially since December 31, 2009. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp’s derivative positions as of March 31, 2010.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp’s disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including PacifiCorp’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, PacifiCorp’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Item 3 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009. Refer to Note 8 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for material developments since those disclosed in Item 3 of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

There has been no material change to PacifiCorp’s risk factors from those disclosed in Item 1A of PacifiCorp’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICORP
(Registrant)

Date: May 7, 2010	/s/ Douglas K. Stuver
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