Form 10-Q
period 2011-03-31
PACIFICORP /OR/
filed 2011-05-06
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309. As of April 30, 2011, 357,060,915 shares of common stock were outstanding.

i

Glossary of Defined Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

PacifiCorp and Related Entities
MEHC	MidAmerican Energy Holdings Company
PacifiCorp	PacifiCorp and its subsidiaries
PPW Holdings	PPW Holdings LLC, a direct wholly owned subsidiary of MEHC and PacifiCorp's direct parent company

Certain Industry Terms
CUB	Citizens' Utility Board of Oregon
DSM	Demand-side Management
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GHG Reporting	Greenhouse Gases Reporting
GWh	Gigawatt hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
kV	Kilovolt
Mine Safety Act	Federal Mine Safety and Health Act of 1977
MSHA	Federal Mine Safety and Health Administration
OPUC	Oregon Public Utility Commission
MW	Megawatt
MWh	Megawatt hour
PCAM	Power Cost Adjustment Mechanism
RCRA	Resource Conservation and Recovery Act
RFPs	Requests for Proposals
RPS	Renewable Portfolio Standards
SIP	State Implementation Plans
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•	performance and availability of PacifiCorp's generating facilities, including the impacts of outages and repairs, transmission constraints, weather and operating conditions;

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

•
other business or investment considerations that may be disclosed from time to time in PacifiCorp's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting PacifiCorp are described in its filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10-Q. PacifiCorp undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2011, and the related consolidated statements of operations, cash flows, changes in equity and comprehensive income for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of PacifiCorp's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, cash flows, changes in equity and comprehensive income for the year then ended (not presented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 6, 2011

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$39	$31
Accounts receivable, net	572	628
Income taxes receivable from affiliates	265	345
Inventories:
Materials and supplies	188	186
Fuel	200	188
Derivative contracts	76	114
Deferred income taxes	88	83
Other current assets	44	59
Total current assets	1,472	1,634

Property, plant and equipment, net	16,572	16,392
Regulatory assets	1,754	1,715
Derivative contracts	9	9
Other assets	398	396

Total assets	$20,205	$20,146

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$442	$479
Accrued employee expenses	110	81
Accrued interest	105	110
Accrued property and other taxes	85	63
Derivative contracts	81	84
Short-term debt	270	36
Current portion of long-term debt and capital lease obligations	594	588
Other current liabilities	371	97
Total current liabilities	2,058	1,538

Regulatory liabilities	851	849
Derivative contracts	403	399
Long-term debt and capital lease obligations	5,807	5,813
Deferred income taxes	3,452	3,448
Other long-term liabilities	748	788
Total liabilities	13,319	12,835

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	41	41
Common equity:
Common stock - 750 shares authorized, no par value,
357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,374	2,798
Accumulated other comprehensive loss, net	(8)	(7)
Total common equity	6,845	7,270
Total shareholders' equity	6,886	7,311

Total liabilities and shareholders' equity	$20,205	$20,146

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2011	2010

Operating revenue	$1,119	$1,106

Operating costs and expenses:
Energy costs	383	415
Operations and maintenance	278	270
Depreciation and amortization	153	138
Taxes, other than income taxes	38	32
Total operating costs and expenses	852	855

Operating income	267	251

Other income (expense):
Interest expense	(96)	(97)
Allowance for borrowed funds	6	12
Allowance for equity funds	11	22
Interest income	1	1
Total other income (expense)	(78)	(62)

Income before income tax expense	189	189
Income tax expense	62	53
Net income	$127	$136

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$127	$136
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	153	138
Deferred income taxes and amortization of investment tax credits	(16)	4
Changes in regulatory assets and liabilities	(8)	6
Other, net	(8)	(18)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	53	93
Derivative collateral, net	20	(71)
Inventories	(13)	(21)
Income taxes - affiliates, net	80	289
Accounts payable and other liabilities	8	(42)
Net cash flows from operating activities	396	514

Cash flows from investing activities:
Capital expenditures	(352)	(369)
Other, net	6	(6)
Net cash flows from investing activities	(346)	(375)

Cash flows from financing activities:
Net proceeds from short-term debt	234	—
Preferred stock dividends	(1)	(1)
Common stock dividends	(275)	—
Net cash flows from financing activities	(42)	(1)

Net change in cash and cash equivalents	8	138
Cash and cash equivalents at beginning of period	31	117
Cash and cash equivalents at end of period	$39	$255

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	PacifiCorp Shareholders' Equity
					Accumulated
					Other
			Additional		Comprehensive
	Preferred	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
	Stock	Stock	Capital	Earnings	Net	Interest	Total

Balance, January 1, 2010	$41	$—	$4,379	$2,234	$(6)	$84	$6,732
Deconsolidation of Bridger Coal	—	—	—	—	—	(84)	(84)
Net income	—	—	—	136	—	—	136
Other comprehensive income	—	—	—	—	6	—	6
Preferred stock dividends declared	—	—	—	(1)	—	—	(1)
Balance, March 31, 2010	$41	$—	$4,379	$2,369	$—	$—	$6,789

Balance, January 1, 2011	$41	$—	$4,479	$2,798	$(7)	$—	$7,311
Net income	—	—	—	127	—	—	127
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Cash dividends declared:
Preferred stock	—	—	—	(1)	—	—	(1)
Common stock	—	—	—	(550)	—	—	(550)
Balance, March 31, 2011	$41	$—	$4,479	$2,374	$(8)	$—	$6,886

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2011	2010

Net income	$127	$136
Other comprehensive income (loss), net of tax -
Fair value adjustment on cash flow hedges, net of tax of $- and $4	(1)	6
Comprehensive income	$126	$142

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2011.

(2)	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010‑06 ("ASU No. 2010-06"), which amends FASB Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures." ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. PacifiCorp adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which PacifiCorp adopted as of January 1, 2011. The adoption of this guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31, 2011	December 31, 2010

Property, plant and equipment in service	5-80 years	$22,131	$22,034
Accumulated depreciation and amortization		(6,707)	(6,646)
Net property, plant and equipment in service		15,424	15,388
Construction work-in-progress		1,148	1,004
Total property, plant and equipment, net		$16,572	$16,392

(4)	Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2011
Assets:
Commodity derivatives	$—	$229	$1	$(145)	$85
Investments in available-for-sale securities -
Money market mutual funds(2)	33	—	—	—	33
	$33	$229	$1	$(145)	$118

Liabilities:
Commodity derivatives	$—	$(384)	$(352)	$252	$(484)

As of December 31, 2010
Assets:
Commodity derivatives	$—	$263	$5	$(145)	$123
Investments in available-for-sale securities -
Money market mutual funds(2)	29	—	—	—	29
	$29	$263	$5	$(145)	$152

Liabilities:
Commodity derivatives	$—	$(405)	$(350)	$272	$(483)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $107 million and $127 million as of March 31, 2011 and December 31, 2010, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 5 for further discussion regarding PacifiCorp's risk management and hedging activities.

Contracts with explicit or embedded optionality are valued by separating each contract into its physical and financial forward, swap and option components. Forward and swap components are valued against the appropriate forward price curve. Option components are valued using Black-Scholes-type models, such as European option, spread option and best-of option, with the appropriate forward price curve and other inputs.

PacifiCorp's investments in money market mutual funds are accounted for as available-for-sale securities and are stated at fair value. PacifiCorp uses a readily observable quoted market price or net asset value of an identical security in an active market to record the fair value.

The following table reconciles the beginning and ending balances of PacifiCorp's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010

Beginning balance	$(345)	$(380)
Changes in fair value recognized in regulatory assets	(15)	(31)
Settlements	9	2
Ending balance	$(351)	$(409)

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

	As of March 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,344	$6,943	$6,344	$7,086

(5)Risk Management and Hedging Activities

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. PacifiCorp does not engage in a material amount of proprietary trading activities.

PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, PacifiCorp uses commodity derivative contracts, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. No interest rate derivatives were in place during the periods presented. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in PacifiCorp's accounting policies related to derivatives. Refer to Note 4 for additional information on derivative contracts.

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total

As of March 31, 2011
Not designated as hedging contracts(1)(2):
Commodity assets	$132	$12	$57	$29	$230
Commodity liabilities	(54)	(3)	(212)	(466)	(735)
Total	78	9	(155)	(437)	(505)

Designated as cash flow hedging contracts(1):
Commodity assets	—	—	—	—	—
Commodity liabilities	—	—	(1)	—	(1)
Total	—	—	(1)	—	(1)

Total derivatives	78	9	(156)	(437)	(506)
Cash collateral (payable) receivable	(2)	—	75	34	107
Total derivatives - net basis	$76	$9	$(81)	$(403)	$(399)

As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$185	$13	$34	$36	$268
Commodity liabilities	(62)	(4)	(213)	(476)	(755)
Total	123	9	(179)	(440)	(487)

Designated as cash flow hedging contracts(1):
Commodity assets	—	—	—	—	—
Commodity liabilities	—	—	—	—	—
Total	—	—	—	—	—

Total derivatives	123	9	(179)	(440)	(487)
Cash collateral (payable) receivable	(9)	—	95	41	127
Total derivatives - net basis	$114	$9	$(84)	$(399)	$(360)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
PacifiCorp's commodity derivatives not designated as hedging contracts are generally included in rates and as of March 31, 2011 and December 31, 2010, a net regulatory asset of $505 million and $487 million, respectively, was recorded related to the net derivative liability of $505 million and $487 million, respectively.

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

	Three-Month Periods
	Ended March 31,
	2011	2010

Beginning balance	$487	$367
Changes in fair value recognized in net regulatory assets	(2)	32
Net gains reclassified to operating revenue	8	21
Net gains reclassified to energy costs	12	9
Ending balance	$505	$429

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

	Three-Month Periods
	Ended March 31,
	2011	2010
Commodity derivatives:
Energy costs	$(1)	$(1)
Operations and maintenance	2	1
Total	$1	$—

Designated as Hedging Contracts

PacifiCorp uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices. The following table reconciles the beginning and ending balances of PacifiCorp's accumulated other comprehensive (income) loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI") (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010

Beginning balance	$—	$—
Net losses (gains) recognized in OCI	1	(10)
Ending balance	$1	$(10)

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue or energy costs depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2011 and 2010, hedge ineffectiveness was insignificant. As of March 31, 2011, PacifiCorp had cash flow hedges with expiration dates extending through June 30, 2011 and $1 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings as the contracts settle through June 30, 2011.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of Measure	March 31, 2011	December 31, 2010
Commodity contracts:
Electricity sales	Megawatt hours	(10)	(13)
Natural gas purchases	Decatherms	137	159
Fuel oil purchases	Gallons	12	16

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

PacifiCorp analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, PacifiCorp enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed fees for delayed payments. If required, PacifiCorp exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2011, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $432 million and $448 million as of March 31, 2011 and December 31, 2010, respectively, for which PacifiCorp had posted collateral of $109 million and $136 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2011 and December 31, 2010, PacifiCorp would have been required to post $150 million and $129 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(6)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010
Pension:
Service cost(1)	$2	$3
Interest cost	16	17
Expected return on plan assets	(18)	(18)
Net amortization	7	6
Net amortization of regulatory deferrals	(2)	(3)
Net periodic benefit cost	$5	$5

Other postretirement:
Service cost(1)	$1	$1
Interest cost	8	8
Expected return on plan assets	(7)	(7)
Net amortization	4	4
Net periodic benefit cost	$6	$6

(1)	Service cost excludes $3 million of contributions to joint trust union plans during each of the three-month periods ended March 31, 2011 and 2010.

Employer contributions to the pension, other postretirement benefit and joint trust union plans are expected to be $71 million, $28 million and $12 million, respectively, during 2011. As of March 31, 2011, $32 million, $7 million and $3 million of contributions had been made to the pension, other postretirement benefit and joint trust union plans, respectively.

(7)	Income Taxes

The effective tax rate was 33% for the first quarter of 2011 compared to 28% for 2010. The increase in PacifiCorp's effective tax rate was primarily due to regulatory treatment of certain deferred income taxes, partially offset by higher production tax credits associated with PacifiCorp's wind-powered generating facilities.

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

FERC Investigation

During 2007, the Western Electricity Coordinating Council ("WECC") audited PacifiCorp's compliance with several of the reliability standards developed by the North American Electric Reliability Corporation ("NERC"). In April 2008, PacifiCorp received notice of a preliminary non-public investigation from the Federal Energy Regulatory Commission ("FERC") and the NERC to determine whether an outage that occurred in PacifiCorp's transmission system in February 2008 involved any violations of reliability standards. In November 2008, PacifiCorp received preliminary findings from the FERC staff regarding its non-public investigation into the February 2008 outage. Also in November 2008, in conjunction with the reliability standards review, the FERC assumed control of certain aspects of the WECC's 2007 audit. PacifiCorp has engaged in discussions with FERC staff regarding findings related to the non-public investigation, which includes the WECC's findings that are now being processed by the FERC. PacifiCorp does not believe that the outcome of the non-public investigation will have a material impact on its consolidated financial results.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. PacifiCorp believes it is in material compliance with all applicable laws and regulations.

Hydroelectric Relicensing
PacifiCorp's hydroelectric portfolio consists of 46 generating facilities with an aggregate facility net owned capacity of 1,157 megawatts. The FERC regulates 98% of the net capacity of this portfolio through 16 individual licenses, which typically have terms of 30 to 50 years. PacifiCorp expects to incur ongoing operating and maintenance expense and capital expenditures associated with the terms of its renewed hydroelectric licenses and settlement agreements, including natural resource enhancements. PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses. Substantially all of PacifiCorp's remaining hydroelectric generating facilities are operating under licenses that expire between 2030 and 2058.

Klamath Hydroelectric System - Klamath River, Oregon and California

In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provides that the United States Department of the Interior conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's four mainstem dams is in the public interest and will advance the Klamath Basin's salmonid fisheries. If it is determined that dam removal should proceed, dam removal is expected to commence no earlier than 2020.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the OPUC and is depositing the proceeds in a trust account maintained by the OPUC. In May 2011, the California Public Utilities Commission ("CPUC") approved the collection of surcharges from California customers beginning at a future date that will be determined through a tariff filing.

As of March 31, 2011 and December 31, 2010, the net book value of PacifiCorp's Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs was $125 million. During 2010 and 2011, PacifiCorp received approvals from the OPUC and the CPUC, respectively, to depreciate the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019. The annual increase in depreciation expense for the four mainstem dams resulting from the depreciation rate change is approximately $4 million. PacifiCorp is at various stages of seeking similar approval in its remaining jurisdictions.

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

(9)	Common Equity

In January 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings LLC, a direct wholly owned subsidiary of MEHC and PacifiCorp's direct parent company, on February 28, 2011.

In March 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings LLC on April 20, 2011. This amount is included in other current liabilities on the March 31, 2011 Consolidated Balance Sheet.

(10)	Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of the following components (in millions):

	As of
	March 31, 2011	December 31, 2010

Unrecognized retirement costs, net of tax of $(4) and $(4)	$(7)	$(7)
Fair value adjustment on cash flow hedges, net of tax of $- and $-	(1)	—
Total accumulated other comprehensive loss, net	$(8)	$(7)

(11)	Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement with its indirect parent company, MEHC, and its subsidiaries. Amounts charged to PacifiCorp under this agreement totaled $2 million during each of the three-month periods ended March 31, 2011 and 2010.

PacifiCorp has long-term transportation contracts with BNSF Railway Company ("BNSF"), which became an indirect wholly owned subsidiary of Berkshire Hathaway, PacifiCorp's ultimate parent company, in February 2010. Transportation costs under these contracts were $7 million and $8 million during the three-month periods ended March 31, 2011 and 2010, respectively.

PacifiCorp participated in a captive insurance program provided by MEHC Insurance Services Ltd. ("MEISL"), a wholly owned subsidiary of MEHC. MEISL covered significant portions of the property damage and liability insurance deductibles in many of PacifiCorp's policies, as well as overhead distribution and transmission line property damage. PacifiCorp has no equity interest in MEISL and has no obligation to contribute equity or loan funds to MEISL. The policy coverage period expired in March 2011 and will not be renewed. Premium expenses were $2 million during each of the three-month periods ended March 31, 2011 and 2010. Receivables for claims were $13 million and $12 million as of March 31, 2011 and December 31, 2010, respectively.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway Inc. United States federal income tax return. As of March 31, 2011 and December 31, 2010, income taxes receivable from MEHC were $265 million and $345 million, respectively.

PacifiCorp transacts with its equity investees, Bridger Coal Company and Trapper Mining Inc. Services provided by equity investees and charged to PacifiCorp primarily relate to coal purchases. During the three-month periods ended March 31, 2011 and 2010, coal purchases totaled $32 million and $41 million, respectively. Payables to PacifiCorp's equity investees were $21 million and $17 million as of March 31, 2011 and December 31, 2010, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of PacifiCorp during the periods included herein. Explanations include management's best estimate of the impacts of weather, customer growth and other factors. This discussion should be read in conjunction with PacifiCorp's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q. PacifiCorp's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2011 and 2010

Overview

Net income for the first quarter of 2011 was $127 million, a decrease of $9 million, or 7%, as compared to 2010. Net income for the first quarter decreased due to lower net wholesale electricity activities, lower allowances for funds used during construction, higher depreciation on higher plant placed in service and higher operations and maintenance and income tax expense, partially offset by higher retail revenue resulting primarily from higher prices approved by regulators and increased customer usage, lower fuel expense and higher benefits associated with deferred net power costs.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity sales and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore useful.

A comparison of PacifiCorp's key operating results for the first quarter were as follows:

	First Quarter		Favorable/(Unfavorable)
	2011	2010	Change	% Change

Gross margin (in millions):
Operating revenue	$1,119	$1,106	$13	1%
Energy costs	383	415	32	8
Gross margin	$736	$691	$45	7

Volumes of electricity sold (in GWh):
Residential	4,494	4,323	171	4%
Commercial	4,026	3,774	252	7
Industrial	4,969	4,799	170	4
Other	139	137	2	1
Total retail electricity sales	13,628	13,033	595	5
Wholesale electricity sales	2,361	3,001	(640)	(21)
Total electricity sales	15,989	16,034	(45)	—

Retail electricity sales:
Average retail customers (in thousands)	1,741	1,730	11	1%
Average revenue per MWh	$72.13	$68.31	$3.82	6%

Wholesale electricity sales:
Average revenue per MWh	$34.02	$52.90	$(18.88)	(36)%

Volumes of electricity generated (in GWh):
Coal-fired generation	10,086	10,912	(826)	(8)%
Natural gas-fired generation	1,535	2,187	(652)	(30)
Hydroelectric generation	1,366	1,054	312	30
Other	1,098	653	445	68
Total PacifiCorp generated volumes	14,085	14,806	(721)	(5)

Volumes of electricity purchased (in GWh):
Wholesale electricity purchases	3,127	2,383	(744)	(31)%

Cost of wholesale electricity purchased:
Average cost per MWh	$32.55	$48.65	$16.10	33%

Gross margin increased $45 million, or 7%, for 2011 compared to 2010 primarily due to:

•	$61 million of increases from higher retail prices approved by regulators;

•
$43 million of increases due to the impacts of weather on residential and commercial customer usage in the western portion of PacifiCorp's service territory and higher commercial and industrial customer usage in the eastern portion of PacifiCorp's service territory;

•	$9 million of increased deferrals of incurred power costs and lower amortization of previous deferrals in accordance with established adjustment mechanisms; and

•	$8 million of decreases in fuel costs primarily due to lower volumes of coal and natural gas consumed, partially offset by increased coal prices;

The increase in gross margin was partially offset by:

•
$64 million of decreases resulting from net wholesale electricity activities due to $44 million of lower average prices on wholesale electricity sales, $34 million of lower volumes of wholesale electricity sales and $36 million of higher volumes of wholesale electricity purchases, partially offset by $50 million of lower average prices on wholesale electricity purchases;

•	$11 million of decreases due to the elimination of certain regulatory liabilities resulting from the Utah DSM settlement and the Utah general rate case order in the prior year; and

•	$3 million of decreases from sales of renewable energy credits.

Operations and maintenance increased $8 million, or 3%, for 2011 compared to 2010 primarily due to higher maintenance costs associated with storm restoration in 2011, partially offset by the write-off of a portion of a Utah DSM regulatory asset in 2010.

Depreciation and amortization increased $15 million, or 11%, for 2011 compared to 2010 primarily due to higher plant placed in service.

Taxes, other than income taxes increased $6 million, or 19%, for 2011 compared to 2010 primarily due to increased property taxes driven by higher plant placed in service.

Allowances for borrowed and equity funds decreased $17 million, or 50%, for 2011 compared to 2010 primarily due to lower qualified construction work-in-progress balances.

Income tax expense increased $9 million to $62 million for 2011 compared to 2010, primarily due to regulatory treatment of certain deferred income taxes, partially offset by higher production tax credits associated with PacifiCorp's wind-powered generating facilities. The effective tax rate was 33% for 2011 compared to 28% for 2010.

Liquidity and Capital Resources

As of March 31, 2011, PacifiCorp's total net liquidity available was $860 million. The components of total net liquidity available are as follows (in millions):

Cash and cash equivalents	$39

Available revolving credit facilities	$1,395
Less:
Short-term debt	(270)
Letters of credit supporting tax-exempt bond obligations	(304)
Net revolving credit facilities available	$821

Total net liquidity available	$860

Unsecured revolving credit facilities:
Maturity dates	2012, 2013
Largest single bank commitment as a % of total(1)	15%

(1)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp's short-term liquidity and ability to meet long‑term commitments.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2011 and 2010 were $396 million and $514 million, respectively. The $118 million decrease was primarily due lower income tax receipts in the current year and lower net wholesale electricity activities, partially offset by changes in collateral posted for derivative contracts and higher prices approved by regulators.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010 the 50% bonus depreciation for qualifying property purchased and placed in-service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in-service after September 8, 2010 and prior to January 1, 2012. As a result of the new laws, PacifiCorp's cash flows from operations are expected to improve due to bonus depreciation on qualifying assets placed in-service during 2010 and 2011. As of March 31, 2011, PacifiCorp had a current receivable for income taxes of $265 million.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2011 and 2010 were $(346) million and $(375) million, respectively. Capital expenditures decreased $17 million. Capital expenditures consisted mainly of the following during the three-month periods ended March 31:

2011:

•
Emissions control equipment on existing generating facilities totaling $120 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for projects that were placed in service in spring of 2011.

•
Transmission system investments totaling $78 million, including permitting and right-of-way costs for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona to Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $154 million.

2010:

•
Transmission system investments totaling $126 million, including construction costs for the Populus to Terminal segment of the Energy Gateway Transmission Expansion Program, which was placed in service in 2010.

•	Emissions control equipment totaling $54 million, including scrubber projects at the Dave Johnston and Naughton generating facilities.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $189 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2011 were $(42) million. Uses of cash totaled $276 million and consisted substantially of a $275 million dividend paid to PPW Holdings. Sources of cash consisted of $234 million of net proceeds from short-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2010 were $(1) million, which consisted of preferred stock dividends paid.

Short-term Debt and Revolving Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2011, PacifiCorp had $270 million of short-term debt outstanding at a weighted average interest rate of 0.4%. As of December 31, 2010, PacifiCorp had $36 million of short-term debt outstanding at a weighted average interest rate of 0.3%. PacifiCorp had no outstanding borrowings under its unsecured revolving credit facilities as of March 31, 2011 and December 31, 2010.

Long-term Debt

PacifiCorp has regulatory authority from the OPUC and the IPUC to issue an additional $2.0 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

As of March 31, 2011, PacifiCorp had $601 million of letters of credit available to provide credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $587 million plus interest. These letters of credit were fully available as of March 31, 2011 and expire periodically through June 1, 2012.

Common Equity

In January 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings on February 28, 2011. In March 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings on April 20, 2011.

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

Capital Expenditures

PacifiCorp has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; and the cost and availability of capital. Expenditures for compliance-related items, such as pollution-control technologies, replacement generation, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into PacifiCorp's rates.

Forecasted capital expenditures, which exclude non-cash equity allowance for funds used during construction, are approximately $1.6 billion for 2011 and include the following:

•
$449 million for transmission system investments, including $256 million for the Energy Gateway Transmission Expansion Program, which includes permitting, right-of-way and initial construction costs for the Mona to Oquirrh transmission line.

•
$300 million for environmental projects to install and upgrade emissions control equipment at certain coal-fired generating facilities to meet anticipated air quality and visibility targets through reductions of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•
$182 million for generation development projects, primarily for development and construction of the 637-MW Lake Side 2 combined-cycle combustion turbine natural gas-fired generating facility, which is expected to be placed in service in 2014.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis and receives a formal notification in five states as to whether the IRP meets the commission's IRP standards and guidelines, referred to as acknowledgment. PacifiCorp has received acknowledgment of its 2008 IRP from the state commissions in Oregon, Utah, Washington, Idaho and Wyoming. In March 2011, PacifiCorp filed its 2011 IRP with the state commissions.

Requests for Proposals

PacifiCorp has issued a series of individual RFPs, each of which focuses on a specific category of electric generation resources consistent with the IRP. The IRP and the RFPs provide for the identification and staged procurement of resources in future years to achieve a balance of load requirements and resources. As required by applicable laws and regulations, PacifiCorp files draft RFPs with the UPSC, the OPUC and the WUTC prior to issuance to the market. Approval by the UPSC, the OPUC or the WUTC may be required depending on the nature of the RFPs.

In October 2009, PacifiCorp filed a request for approval with the UPSC to re-issue the All Source RFP, which was previously suspended in April 2009. In October 2009 and November 2009, respectively, the UPSC and the OPUC approved resumption of the All Source RFP. The All Source RFP seeks up to 1,500 MW on a system wide basis from projects with in-service dates from 2014 through 2016. In December 2009, the All Source RFP was issued to the market. As a result, PacifiCorp signed an engineer, procure and construct contract, subject to regulatory approval and required permits, for the approximately 637-MW Lake Side 2 natural gas-fired combined-cycle generating facility, which is expected to be placed in service by June 2014. The Lake Side 2 generating facility will be constructed adjacent to PacifiCorp's Lake Side generating facility, which is located in Vineyard, Utah, about 40 miles south of Salt Lake City. In April 2011, the UPSC issued an order approving the construction of Lake Side 2. PacifiCorp is working toward obtaining all necessary construction permits and certificates.

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon changes that occurred subsequent to those disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010, refer to Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional regulatory matter updates.

State Regulatory Matters

Utah

In March 2009, PacifiCorp filed for an ECAM with the UPSC. The filing recommended that the UPSC adopt the mechanism to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. In February 2010, PacifiCorp filed an application with the UPSC seeking approval to defer the difference between the net power costs allowed by the UPSC's final order in PacifiCorp's 2009 general rate case and the actual net power costs incurred. Also in February 2010, the Utah Association of Energy Users filed a motion with the UPSC requesting deferral of incremental renewable energy credit revenue in excess of the renewable energy credit value utilized in Utah rates established by the 2009 general rate case. In July 2010, the UPSC issued an order approving a stipulation that would establish deferred accounts for both net power costs and renewable energy credit revenues in excess of the levels currently included in rates, subject to the UPSC's final determination of the ratemaking treatment of the deferrals. In December 2010, the UPSC approved a separate stipulation that provides a $3 million monthly credit to customers effective January 1, 2011 that will be applied toward the UPSC's final decision. In March 2011, the UPSC issued its final order approving the use of an EBA in Utah, which will begin at the conclusion of the pending general rate case. Under the EBA, which has been established as a four year pilot program, 70% of any difference between actual net power costs incurred and the amount of net power costs recovered through base rates, subject to certain other adjustments, are deferred during the calendar year. PacifiCorp must then file by March 15 of the following year to initiate collection or refund of the deferred balance. The UPSC did not address in its EBA order the ratemaking treatment of deferred accounts for both net power costs and renewable energy credit revenues in excess of the levels included in rates since the 2009 general rate case. In April 2011, PacifiCorp filed a petition with the UPSC for clarification and reconsideration of the EBA order, including reconsideration of the exclusion of financial swaps and renewable energy credit sales from the determination of deferrals under the EBA.

In January 2011, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $232 million, or an average price increase of 14%. If approved by the UPSC, the rates will be effective September 2011.

Oregon

In March 2011, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $62 million, or an average price increase of 5%, to recover the anticipated net power costs forecasted for calendar year 2012. The new rates will be effective January 1, 2012 and are subject to updates throughout the proceeding, which is scheduled to be completed in November 2011.

In October 2010, PacifiCorp filed its 2009 tax report under Oregon Senate Bill 408. In January 2011, PacifiCorp entered into a stipulation with the OPUC staff and the CUB, whereby PacifiCorp, the OPUC staff and the CUB agreed to a surcharge of $13 million, plus interest. In April 2011, the OPUC issued an order adopting the stipulation without significant modification. The $13 million, plus interest, will be recorded in earnings in the second quarter of 2011 and will be collected over a one-year period beginning in June 2011. The stipulation also contained an agreement that the OPUC staff will support PacifiCorp's request to defer resolution of certain aspects of the 2009 tax report in a separate proceeding, the outcome of which is not expected to have a material impact on PacifiCorp's consolidated financial results.

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

In April 2010, PacifiCorp filed an application with the WPSC requesting approval of a new ECAM to replace the existing PCAM. The PCAM concluded with the final deferral of net power costs in November 2010 and collection through March 2012. In February 2011, the WPSC issued an order approving an ECAM effective December 1, 2010, under which 70% of any difference between actual net power costs incurred and the amount of net power costs recovered through base rates, subject to certain other adjustments, are deferred as incurred during the calendar year. PacifiCorp must then file by March 15 of the following year to initiate collection or refund of the deferred balance beginning June 1.

In February 2011, PacifiCorp filed its final PCAM application with the WPSC requesting recovery of $16 million in deferred net power costs over the 12-month period ended March 31, 2012. If approved by the WPSC, the application would result in an $11 million rate increase over the $5 million currently reflected in the tariff. PacifiCorp requested and received approval from the WPSC to implement the $11 million interim rate change effective April 1, 2011, which will be in effect until the WPSC issues a final order.

In November 2010, PacifiCorp filed a general rate case with the WPSC requesting a rate increase of $98 million, or an average price increase of 17%. In May 2011, PacifiCorp filed its rebuttal testimony with the WPSC reducing the requested rate increase to $80 million. If approved by the WPSC, the rates will be effective September 2011.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2% related to the sale of renewable energy credits expected during the rate year. The new rates are effective in April 2011. In April 2011, PacifiCorp filed a petition for reconsideration requesting the WUTC reconsider various items on the final order, including income tax and net power cost issues and the WUTC's conclusions with respect to rate of return. The WUTC staff also filed a petition for reconsideration. The WUTC allowed for reply comments to the petitions and indicated it will issue a ruling resolving the petitions in due course.

Idaho

In May 2010, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $28 million, or an average price increase of 14%. In November 2010, the requested annual increase was reduced to $25 million, or an average price increase of 12%. In December 2010, the IPUC issued an interim order approving an annual increase of $14 million, or an average price increase of 7% with an effective date of December 28, 2010. In February 2011, the IPUC issued its final order with no revisions to the December 2010 increase. In March 2011, PacifiCorp petitioned the IPUC seeking reconsideration or rehearing on certain aspects of the order, including the IPUC's conclusion that 27% of PacifiCorp's Populus to Terminal transmission line investment is not currently used and useful and should be carried as plant held for future use. The Idaho-allocated share of 27% of the investment is approximately $13 million. In April 2011, the IPUC issued an order, accepting in part and rejecting in part, PacifiCorp's motion for reconsideration, resulting in no significant changes to the IPUC's initial order. PacifiCorp may appeal the Populus to Terminal decision to the Idaho Supreme Court.

In February 2011, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $13 million in deferred net power costs. In March 2011, the IPUC issued an order approving recovery of $10 million beginning in 2011 and the remaining $3 million beginning in 2012. The rate change was effective April 1, 2011.

Hydroelectric Decommissioning

Condit Hydroelectric Facility - White Salmon River, Washington

In September 1999, a settlement agreement to remove the 14‑MW Condit hydroelectric facility was signed by PacifiCorp, state and federal agencies and non-governmental organizations. In early February 2005, the parties agreed to modify the settlement agreement, establishing a total cost to decommission not to exceed $21 million, excluding inflation. In October 2010, the Washington Department of Ecology issued a Clean Water Act 401 certificate, and in December 2010, the FERC issued a surrender order for project decommissioning modifying PacifiCorp's proposed decommissioning plans and directing a 2011 decommissioning. In January 2011, PacifiCorp filed a request for clarification and rehearing of the surrender order and a motion for stay with the FERC requesting reinstatement of PacifiCorp's decommissioning proposal. In April 2011, the FERC issued an order on rehearing, granting PacifiCorp nearly all of the changes it requested, but did not shorten the required agency consultation and FERC approval periods. This could jeopardize PacifiCorp's ability to decommission the Condit project in 2011. The FERC also denied the motion for stay; however, if PacifiCorp is unable to meet the deadlines in the order on rehearing, it could then seek an extension of time to 2012. PacifiCorp has until June 20, 2011 to accept, reject, or appeal the order on rehearing. PacifiCorp is evaluating the order to determine if a 2011 decommissioning is feasible. Remaining permitting includes a Section 404 permit from the United States Army Corps of Engineers.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. PacifiCorp believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of PacifiCorp's forecasted environmental-related capital expenditures and Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for additional information regarding certain environmental laws and regulations affecting PacifiCorp. The discussion below contains material developments since those disclosed in Item 7 of PacifiCorp's Annual Report on Form 10‑K for the year ended December 31, 2010.

Clean Air Standards

Clean Air Mercury Rule/Hazardous Air Pollutant Maximum Achievable Control Technology Standards

In March 2011, the EPA proposed a new rule that will require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of a “Maximum Achievable Control Technology” standard rather than a cap-and-trade system. The public comment period will be open until July 5, 2011 and the final rule will be issued in November 2011. The proposed rule requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the final rule is promulgated, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. Until the rule is final, PacifiCorp cannot fully determine the costs to comply with the requirements; however, PacifiCorp believes that its emission reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's proposed rules and will support PacifiCorp's ability to comply with the proposal's standards for acid gases and non-mercury metallic hazardous air pollutants. PacifiCorp anticipates having to take additional actions to reduce mercury emissions and otherwise comply with the proposal's standards. Incremental costs to install and maintain mercury emissions control equipment and additional emissions monitoring equipment at each of PacifiCorp's coal-fired generating facilities will increase the cost of providing service to customers.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's generating facilities meet the threshold applicability criteria to be eligible units under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas by requiring emissions controls, known as best available retrofit technology, on sources constructed between 1962 and 1977 with emissions that are anticipated to cause or contribute to impairment of visibility. Utah submitted its SIP and suggested that the emissions reduction projects planned by PacifiCorp are sufficient to meet its initial emissions reduction requirements. Utah approved amendments to its SIP submittal in April 2011, and those amendments, along with its previous SIP submittal, await approval or further direction from the EPA. Wyoming submitted its regional haze SIP to the EPA in January 2011. PacifiCorp believes that its planned emissions reduction projects will satisfy the regional haze requirements in Utah and Wyoming. It is possible that additional controls may be required after the respective SIPs have been considered by the EPA or that the timing of installation of planned controls could change.

Climate Change

GHG Tailoring Rule

Effective January 2, 2011, power plants, among other facilities, are required to comply with the GHG Tailoring Rule, which provides that any source that already has a Title V operating permit is required to have GHG provisions added to its permits upon renewal. In addition, the GHG Tailoring Rule provides that if projects at existing major sources result in an increase in emissions of GHG of at least 75,000 tons per year, such projects could trigger permitting requirements and the application of best available control technology to address GHG emissions. New major sources are also required to undergo permitting and install the best available control technology if their GHG emissions exceed the applicable threshold. Several legal challenges have been filed to the EPA's final GHG Tailoring Rule in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). The EPA issued GHG best available control technology guidance documents in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. Permitting authorities are beginning to implement the GHG Tailoring Rule and determine what constitutes best available control technology for GHG. PacifiCorp is in the process of obtaining permits for certain existing facilities to install emission reduction equipment to comply with the Regional Haze and Clean Air Transport Rules. These facilities were required to assess the impacts of the projects on GHG emissions under the GHG Tailoring Rule. PacifiCorp is also in the process of permitting a new natural gas-fired generating facility that will emit more than the threshold quantity of GHG to trigger a best available control technology determination under the GHG Tailoring Rule. The GHG Tailoring Rule will result in the imposition of a permit limit for GHG emissions at certain facilities, which management believes will not have a material impact on PacifiCorp.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emission reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by July 26, 2011, and issue final regulations by May 26, 2012. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on PacifiCorp cannot be determined.

Regional and State Activities

Several states have developed state-specific laws or regional legislative initiatives to report or mitigate GHG emissions that are expected to impact PacifiCorp, including:

•
The Western Climate Initiative, a comprehensive regional effort to reduce GHG emissions by 15% below 2005 levels by 2020 through a cap-and-trade program that includes the electricity sector. The Western Climate Initiative includes the states of California, Montana, New Mexico, Oregon, Utah and Washington and the Canadian provinces of British Columbia, Manitoba, Ontario and Quebec. The state and provincial partners have agreed to begin reporting GHG emissions in 2011 for emissions that occurred in 2010. The first phase of the cap-and-trade program is scheduled to begin on January 1, 2012; however, only California, British Columbia and Quebec appear to be in a position to implement their programs in 2012.

•
An executive order signed by California's governor in June 2005 would reduce GHG emissions in that state to 2000 levels by 2010, to 1990 levels by 2020 and 80% below 1990 levels by 2050. The California Air Resources Board proposed regulations to adopt a GHG cap-and-trade program in October 2010; however, those regulations have not yet been finalized. In March 2011, a California superior court judge ruled that the California Air Resources Board had failed to perform an adequate alternatives analysis for the state's cap-and-trade program, holding that the program could not move forward without the necessary analysis. The California Air Resources Board has indicated it intends to appeal the court's decision. In addition, California has adopted legislation that imposes a GHG emissions performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the GHG emissions levels of a state-of-the-art combined-cycle natural gas-fired generating facility, as well as legislation that adopts an economy-wide cap on GHG emissions to 1990 levels by 2020.

Reporting

PacifiCorp voluntarily reports its GHG emissions to the California Climate Action Registry and The Climate Registry. In September 2009, the EPA issued its final rule regarding mandatory GHG Reporting beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. PacifiCorp is subject to this requirement and will submit its first report by September 30, 2011.

Federal Legislation

Legislation introduced in the 112th Congress has been focused on repeal or delay of the EPA's ability to regulate GHG emissions. There is currently no federal legislation pending to regulate GHG emissions.

Renewable Portfolio Standards

In 2011, the California Legislature passed, and the governor signed, legislation to expand the state's RPS to require 20% of retail load to be procured from renewable resources by December 31, 2013, 25% by December 31, 2016 and 33% by December 31, 2020 and each year thereafter. The new law will likely supersede the California Air Resources Board 33% renewable electricity standard adopted pursuant to Executive Order S-21-09 in September 2009. The 2011 legislation expands the RPS to all California retail sellers, provides additional flexible compliance mechanisms for retail sellers and modifies the types of renewable electricity products that may be used to comply with the law.

Water Quality Standards

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than 2 million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The rule is required to be finalized by July 2012. PacifiCorp will be required to complete impingement and entrainment studies in 2013. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that PacifiCorp's existing intake structures require modification, the costs are not anticipated to be significant.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of the storage and disposal of coal combustion byproducts. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. PacifiCorp operates 16 surface impoundments and six landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at PacifiCorp's coal-fired generating facilities. The public comment period closed in November 2010. The EPA has indicated it does not intend to finalize the rule in 2011 and the substance of the final rule is not known. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time; however, PacifiCorp has begun developing surface impoundment and landfill compliance plan options to ensure that physical infrastructure decisions are aligned with the potential outcomes of the rulemaking.

Other

PacifiCorp expects that it will be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. PacifiCorp's planning efforts take into consideration the complexity of balancing factors such as: (1) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality, and protect wildlife; (2) avoidance of excessive reliance on any one generation technology; (3) costs and trade-offs of various resource options including energy efficiency, demand response programs, and renewable generation; (4) state-specific energy policies, resource preferences, and economic development efforts; (5) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (6) keeping rates as affordable as possible. Due to the number of generating units impacted by environmental regulation, deferring installation of compliance-related projects is often not feasible or cost-effective and places PacifiCorp at risk of not having access to necessary capital, material, and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, PacifiCorp has established installation schedules with permitting agencies that coordinates compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts reduce costs associated with replacement power and maintain system reliability.

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

In accordance with industry practice, certain wholesale energy agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2011, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of March 31, 2011, PacifiCorp would have been required to post $233 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2010. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of March 31, 2011.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Item 3 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010.

In December 2000, Wah Chang, a large industrial customer of PacifiCorp filed an action before the OPUC asserting that the rates set by a special tariff with PacifiCorp and approved by the OPUC were not just and reasonable due to alleged market manipulation during the energy crisis. In October 2001, the OPUC dismissed Wah Chang's petition and found that Wah Chang assumed the risk of price increases under the special tariff. Wah Chang petitioned the Circuit Court for Marion County, Oregon for review of the OPUC's order. In June 2002, the Circuit Court for Marion County, Oregon granted Wah Chang's motion for review and ordered the OPUC to reopen the record to allow Wah Chang the opportunity to present new evidence. In September 2009, the OPUC dismissed Wah Chang's petition and reaffirmed that the rates set by the special tariff were just and reasonable. In October 2009, Wah Chang filed with the Oregon Court of Appeals a petition for judicial review of the OPUC's September 2009 order denying Wah Chang relief. In July 2010, the Oregon Court of Appeals accepted judicial review.

In a separate but related proceeding, in December 2000, Wah Chang filed a complaint in the Circuit Court for Linn County, Oregon asserting that the OPUC-approved special tariff with PacifiCorp is subject to rescission based on theories of mutual mistake of fact, frustration of purpose and impracticability. In August 2002, the Circuit Court for Linn County, Oregon granted PacifiCorp's motion for summary judgment dismissing Wah Chang's complaint. In February 2004, the Circuit Court for Linn County, Oregon granted Wah Chang's motion to reopen the case to present additional evidence of alleged market manipulation. In December 2007, Wah Chang filed a second amended complaint seeking recovery of a portion of the costs paid under the special tariff based on various theories of legal relief, including partial rescission, unjust enrichment, and breach of duty of good faith and fair dealing. In August 2009, the Circuit Court for Linn County, Oregon granted Wah Chang's request to file a third amended complaint containing a claim for punitive damages. In April 2011, Wah Chang's claims were presented during a jury trial, and all claims, including the claim for punitive damages, were resolved in PacifiCorp's favor. Wah Chang sought $37 million (less the amount Wah Chang would have paid for electricity absent the special tariff) in compensatory damages and $200 million in punitive damages. The outcome of these proceedings did not have an impact on PacifiCorp's consolidated financial results.

Item 1A.	Risk Factors

There has been no material change to PacifiCorp's risk factors from those disclosed in Item 1A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Coal Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

The operation of PacifiCorp's coal mines and coal processing facilities is regulated by the MSHA under the Mine Safety Act. MSHA inspects PacifiCorp's coal mines and coal processing facilities on a regular basis and may issue citations, notices, orders, or any combination thereof, when it believes a violation has occurred under the Mine Safety Act. For citations, monetary penalties are assessed by MSHA. Citations, notices and orders can be contested and appealed and the severity and assessment of penalties may be reduced or, in some cases, dismissed through the appeal process.

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the three-month period ended March 31, 2011. Legal actions pending before the Federal Mine Safety and Health Review Commission, which are not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of March 31, 2011. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the three-month period ended March 31, 2011. In addition, there were no fatalities at PacifiCorp's coal mines or coal processing facilities during the three-month period ended March 31, 2011.

	Mine Safety Act
Coal Mine or Coal Processing Facility	Section 104(a) Significant & Substantial Citations(1)	Section 104(b) Orders(2)	Section 104(d) Citations & Orders(3)	Section 110(b)(2) Citations(4)	Section 107(a) Imminent Danger Orders(5)	Section 104(e) Notice(6)	Total Value of Proposed MSHA Assessments (in thousands)	Legal Actions Pending

Deer Creek	3	—	—	—	—	—	$8	17
Bridger (surface)	3	—	—	—	—	—	6	8
Bridger (underground)	4	—	—	—	—	—	25	17
Cottonwood Preparatory Plant	1	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

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

PACIFICORP
(Registrant)

Date: May 6, 2011	/s/ Douglas K. Stuver
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