Form 10-Q
period 2011-06-30
PACIFICORP /OR/
filed 2011-08-05
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309. As of July 29, 2011, 357,060,915 shares of common stock were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

PacifiCorp and Related Entities
MEHC	MidAmerican Energy Holdings Company
PacifiCorp	PacifiCorp and its subsidiaries
PPW Holdings	PPW Holdings LLC, a wholly owned subsidiary of MEHC and PacifiCorp's direct parent company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CPUC	California Public Utilities Commission
DSM	Demand-side Management
EBA	Energy Balancing Account
ECAC	Energy Cost Adjustment Clause
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GHG Reporting	Greenhouse Gases Reporting
GWh	Gigawatt hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
kV	Kilovolt
Mine Safety Act	Federal Mine Safety and Health Act of 1977
MSHA	Federal Mine Safety and Health Administration
OPUC	Oregon Public Utility Commission
MW	Megawatt
MWh	Megawatt hour
PCAM	Power Cost Adjustment Mechanism
REC	Renewable Energy Credit
RCRA	Resource Conservation and Recovery Act
RFPs	Requests for Proposals
RPS	Renewable Portfolio Standards
SIP	State Implementation Plans
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon PacifiCorp's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of PacifiCorp and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2011, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and of cash flows and changes in equity for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 5, 2011

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$169	$31
Accounts receivable, net	551	628
Income taxes receivable	58	345
Inventories:
Materials and supplies	191	186
Fuel	223	188
Derivative contracts	46	114
Deferred income taxes	97	83
Other current assets	33	59
Total current assets	1,368	1,634

Property, plant and equipment, net	16,837	16,392
Regulatory assets	1,694	1,715
Derivative contracts	6	9
Other assets	393	396

Total assets	$20,298	$20,146

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$487	$479
Accrued employee expenses	114	81
Accrued interest	113	110
Accrued property and other taxes	90	63
Derivative contracts	74	84
Short-term debt	—	36
Current portion of long-term debt and capital lease obligations	594	588
Other current liabilities	128	97
Total current liabilities	1,600	1,538

Regulatory liabilities	840	849
Derivative contracts	305	399
Long-term debt and capital lease obligations	6,206	5,813
Deferred income taxes	3,588	3,448
Other long-term liabilities	743	788
Total liabilities	13,282	12,835

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	41	41
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,503	2,798
Accumulated other comprehensive loss, net	(7)	(7)
Total shareholders' equity	7,016	7,311

Total liabilities and shareholders' equity	$20,298	$20,146

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Operating revenue	$1,091	$1,052	$2,210	$2,158

Operating costs and expenses:
Energy costs	371	348	754	763
Operations and maintenance	270	264	548	534
Depreciation and amortization	152	139	305	277
Taxes, other than income taxes	35	32	73	64
Total operating costs and expenses	828	783	1,680	1,638

Operating income	263	269	530	520

Other income (expense):
Interest expense	(99)	(97)	(195)	(194)
Allowance for borrowed funds	5	12	11	24
Allowance for equity funds	11	20	22	42
Interest income	3	2	4	3
Other, net	(1)	(2)	(1)	(2)
Total other income (expense)	(81)	(65)	(159)	(127)

Income before income tax expense	182	204	371	393
Income tax expense	53	54	115	107
Net income	$129	$150	$256	$286

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$256	$286
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	305	277
Deferred income taxes and amortization of investment tax credits	136	75
Changes in regulatory assets and liabilities	(19)	15
Other, net	(15)	(29)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	89	101
Derivative collateral, net	18	(60)
Inventories	(40)	(23)
Income taxes receivable, net	287	253
Accounts payable and other liabilities	22	(116)
Net cash flows from operating activities	1,039	779

Cash flows from investing activities:
Capital expenditures	(712)	(876)
Other, net	2	(7)
Net cash flows from investing activities	(710)	(883)

Cash flows from financing activities:
Net repayments of short-term debt	(36)	—
Proceeds from long-term debt	399	—
Proceeds from equity contributions	—	100
Repayments and redemptions of long-term debt and capital lease obligations	(1)	(1)
Preferred stock dividends	(1)	(1)
Common stock dividends	(550)	—
Other, net	(2)	(1)
Net cash flows from financing activities	(191)	97

Net change in cash and cash equivalents	138	(7)
Cash and cash equivalents at beginning of period	31	117
Cash and cash equivalents at end of period	$169	$110

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	PacifiCorp Shareholders' Equity
					Accumulated
					Other
			Additional		Comprehensive
	Preferred	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
	Stock	Stock	Capital	Earnings	Net	Interest	Total

Balance, December 31, 2009	$41	$—	$4,379	$2,234	$(6)	$84	$6,732
Deconsolidation of Bridger Coal Company	—	—	—	—	—	(84)	(84)
Net income	—	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	5	—	5
Contributions	—	—	100	—	—	—	100
Preferred stock dividends declared	—	—	—	(1)	—	—	(1)
Balance, June 30, 2010	$41	$—	$4,479	$2,519	$(1)	$—	$7,038

Balance, December 31, 2010	$41	$—	$4,479	$2,798	$(7)	$—	$7,311
Net income	—	—	—	256	—	—	256
Preferred stock dividends declared	—	—	—	(1)	—	—	(1)
Common stock dividends declared	—	—	—	(550)	—	—	(550)
Balance, June 30, 2011	$41	$—	$4,479	$2,503	$(7)	$—	$7,016

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net income	$129	$150	$256	$286
Other comprehensive income (loss), net of tax -
Fair value adjustment on cash flow hedges, net of tax of $-, $(1), $- and $3	1	(1)	—	5
Comprehensive income	$130	$149	$256	$291

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric company serving 1.7 million retail customers, including residential, commercial, industrial and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with public and private utilities, energy marketing companies, financial institutions and incorporated municipalities. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining and environmental remediation services. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company ("MEHC"), a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2011 and for the three- and six-month periods ended June 30, 2011 and 2010. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2011.

(2)	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, which amends FASB Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, this guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. PacifiCorp is currently evaluating which presentation option will be implemented.

In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." The amendments in this guidance are not intended to result in a change in current accounting. ASU No. 2011-04 requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. PacifiCorp is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010‑06, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. PacifiCorp adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which PacifiCorp adopted as of January 1, 2011. The adoption of this guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30, 2011	December 31, 2010

Property, plant and equipment	5-80 years	$22,536	$22,034
Accumulated depreciation and amortization		(6,730)	(6,646)
Net property, plant and equipment		15,806	15,388
Construction work-in-progress		1,031	1,004
Total property, plant and equipment, net		$16,837	$16,392

(4)	Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2011
Assets:
Commodity derivatives	$—	$162	$—	$(110)	$52
Investments in available-for-sale securities -
Money market mutual funds(2)	162	—	—	—	162
	$162	$162	$—	$(110)	$214

Liabilities - Commodity derivatives	$—	$(358)	$(240)	$219	$(379)

As of December 31, 2010
Assets:
Commodity derivatives	$—	$263	$5	$(145)	$123
Investments in available-for-sale securities -
Money market mutual funds(2)	29	—	—	—	29
	$29	$263	$5	$(145)	$152

Liabilities - Commodity derivatives	$—	$(405)	$(350)	$272	$(483)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $109 million and $127 million as of June 30, 2011 and December 31, 2010, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of PacifiCorp's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Beginning balance	$(351)	$(409)	$(345)	$(380)
Changes in fair value recognized in net regulatory assets	94	(21)	79	(52)
Settlements	17	24	26	26
Ending balance	$(240)	$(406)	$(240)	$(406)

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

	As of June 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,743	$7,472	$6,344	$7,086

(5)Risk Management and Hedging Activities

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. PacifiCorp does not engage in a material amount of proprietary trading activities.

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total

As of June 30, 2011
Not designated as hedging contracts(1)(2):
Commodity assets	$67	$9	$61	$25	$162
Commodity liabilities	(19)	(3)	(228)	(348)	(598)
Total	48	6	(167)	(323)	(436)

Total derivatives	48	6	(167)	(323)	(436)
Cash collateral (payable) receivable	(2)	—	93	18	109
Total derivatives - net basis	$46	$6	$(74)	$(305)	$(327)

As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$185	$13	$34	$36	$268
Commodity liabilities	(62)	(4)	(213)	(476)	(755)
Total	123	9	(179)	(440)	(487)

Total derivatives	123	9	(179)	(440)	(487)
Cash collateral (payable) receivable	(9)	—	95	41	127
Total derivatives - net basis	$114	$9	$(84)	$(399)	$(360)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
PacifiCorp's commodity derivatives not designated as hedging contracts are generally included in rates and as of June 30, 2011 and December 31, 2010, a net regulatory asset of $438 million and $487 million, respectively, was recorded related to the net derivative liability of $436 million and $487 million, respectively.

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Beginning balance	$505	$429	$487	$367
Changes in fair value recognized in net regulatory assets	(64)	41	(66)	73
Net gains reclassified to operating revenue	2	20	10	41
Net (losses) gains reclassified to energy costs	(5)	(8)	7	1
Ending balance	$438	$482	$438	$482

For PacifiCorp's derivatives not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts and energy costs and operations and maintenance for purchase contracts and electricity, natural gas and fuel oil swap contracts. During the three- and six-month periods ended June 30, 2011 and 2010, these amounts were not material.

Designated as Hedging Contracts

PacifiCorp uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices. Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue or energy costs depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2011 and 2010, hedge ineffectiveness was insignificant. As of June 30, 2011 and December 31, 2010, PacifiCorp had no derivative contracts designated as cash flow hedges.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of Measure	June 30, 2011	December 31, 2010
Commodity contracts:
Electricity sales	Megawatt hours	(10)	(13)
Natural gas purchases	Decatherms	127	159
Fuel oil purchases	Gallons	8	16

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2011, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $403 million and $448 million as of June 30, 2011 and December 31, 2010, respectively, for which PacifiCorp had posted collateral of $111 million and $136 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2011 and December 31, 2010, PacifiCorp would have been required to post $166 million and $129 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(6)	Recent Debt Transactions

In May 2011, PacifiCorp issued $400 million of 3.85% First Mortgage Bonds due June 15, 2021. The net proceeds are being used to fund capital expenditures, for the repayment of short-term debt and for general corporate purposes.

(7)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Pension:
Service cost(1)	$3	$3	$5	$6
Interest cost	16	16	32	33
Expected return on plan assets	(19)	(19)	(37)	(37)
Net amortization	7	6	14	12
Net amortization of regulatory deferrals	(3)	(2)	(5)	(5)
Net periodic benefit cost	$4	$4	$9	$9

Other postretirement:
Service cost(1)	$2	$2	$3	$3
Interest cost	8	8	16	16
Expected return on plan assets	(8)	(8)	(15)	(15)
Net amortization	5	3	9	7
Net periodic benefit cost	$7	$5	$13	$11

(1)
Service cost excludes $3 million of contributions to joint trust union plans during each of the three-month periods ended June 30, 2011 and 2010. Service cost excludes $6 million of contributions to joint trust union plans during each of the six-month periods ended June 30, 2011 and 2010.

Employer contributions to the pension, other postretirement benefit and joint trust union plans are expected to be $71 million, $28 million and $12 million, respectively, during 2011. As of June 30, 2011, $53 million, $14 million and $6 million of contributions had been made to the pension, other postretirement benefit and joint trust union plans, respectively.

(8)	Income Taxes

The effective tax rate was 29% for the three-month period ended June 30, 2011 compared to 26% for 2010. The increase in PacifiCorp's effective tax rate for the three-month period ended June 30, 2011 was primarily due to the impact of lower allowance for equity funds in the current period, partially offset by the impact of production tax credits associated with PacifiCorp's wind-powered generating facilities.

The effective tax rate was 31% for the six-month period ended June 30, 2011 compared to 27% for 2010. The increase in PacifiCorp's effective tax rate for the six-month period ended June 30, 2011 was primarily due to the impact of lower allowance for equity funds in the current period and certain other effects of ratemaking in the first quarter of 2011, partially offset by the impact of production tax credits associated with PacifiCorp's wind-powered generating facilities.

(9)	Commitments and Contingencies

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

Hydroelectric Relicensing
PacifiCorp's hydroelectric portfolio consists of 46 generating facilities with an aggregate facility net owned capacity of 1,161 megawatts. The FERC regulates 98% of the net capacity of this portfolio through 16 individual licenses, which have terms of 30 to 50 years. PacifiCorp expects to incur ongoing operating and maintenance expense and capital expenditures associated with the terms of its renewed hydroelectric licenses and settlement agreements, including natural resource enhancements. PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses. Substantially all of PacifiCorp's remaining hydroelectric generating facilities are operating under licenses that expire between 2030 and 2058.

Klamath Hydroelectric System - Klamath River, Oregon and California

In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provides that the United States Department of the Interior conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's four mainstem dams is in the public interest and will advance restoration of the Klamath Basin's salmonid fisheries. If it is determined that dam removal should proceed, dam removal is expected to commence no earlier than 2020.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the Oregon Public Utility Commission ("OPUC") and is depositing the proceeds in a trust account maintained by the OPUC. In May 2011, the California Public Utilities Commission ("CPUC") approved the collection of surcharges from California customers beginning at a future date to be determined through a tariff filing. In June 2011, the tariff filing was completed and new rates will be effective upon the establishment of two trust accounts.

As of June 30, 2011 and December 31, 2010, the net book value of PacifiCorp's Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs was $121 million and $125 million, respectively. During 2010 and 2011, PacifiCorp received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019. PacifiCorp is seeking similar approval in Idaho and expects to seek approval in the next Washington general rate case. As part of the July 2011 Utah general rate case settlement stipulation, PacifiCorp and the other parties to the settlement stipulation have proposed to defer a decision regarding the acceleration of the depreciation rates for the Klamath hydroelectric system's four mainstem dams to a future rate proceeding, at which time the associated relicensing and settlement costs would be addressed. The Utah Public Service Commission is expected to make a final decision regarding the settlement stipulation no later than September 2011.

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

Purchase Obligations

In May 2011, PacifiCorp issued a notice to proceed with the engineering, procurement and construction contract for the 637-MW Lake Side 2 combined-cycle combustion turbine natural gas-fired generating facility. The notice to proceed resulted in purchase obligations for the years ending December 31 of approximately $181 million in 2011, $206 million in 2012, $126 million in 2013 and $8 million in 2014.

(10)	Common Equity

In March 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings LLC, a direct wholly owned subsidiary of MEHC and PacifiCorp's direct parent company, on April 20, 2011.

In January 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings LLC on February 28, 2011.

(11)	Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is included in shareholders' equity on the Consolidated Balance Sheets and consisted of unrecognized amounts on retirement benefits of $7 million, net of tax of $4 million, as of June 30, 2011 and December 31, 2010.

(12)	Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement with its indirect parent company, MEHC, and its subsidiaries. Amounts charged to PacifiCorp under this agreement totaled $3 million and $2 million during the three-month periods ended June 30, 2011 and 2010, respectively, and $5 million and $4 million during the six-month periods ended June 30, 2011 and 2010, respectively.

PacifiCorp also engages in various transactions with several subsidiaries of MEHC in the ordinary course of business. Services provided by these affiliates in the ordinary course of business and charged to PacifiCorp relate to the transportation of natural gas and relocation services. These expenses totaled $1 million during each of the three-month periods ended June 30, 2011 and 2010, and $3 million and $2 million during the six-month periods ended June 30, 2011 and 2010, respectively.

PacifiCorp has long-term transportation contracts with BNSF Railway Company, an indirect wholly owned subsidiary of Berkshire Hathaway, PacifiCorp's ultimate parent company. Transportation costs under these contracts were $9 million and $7 million during the three-month periods ended June 30, 2011 and 2010, respectively, and $16 million and $15 million during the six-month periods ended June 30, 2011 and 2010, respectively.

PacifiCorp participated in a captive insurance program provided by MEHC Insurance Services Ltd. ("MEISL"), a wholly owned subsidiary of MEHC. MEISL covered significant portions of the property damage and liability insurance deductibles in many of PacifiCorp's policies, as well as overhead distribution and transmission line property damage. The policy coverage period expired in March 2011 and will not be renewed. Premium expenses were $- million and $2 million during the three-month periods ended June 30, 2011 and 2010, respectively, and $2 million and $4 million during the six-month periods ended June 30, 2011 and 2010, respectively. Receivables for claims were $12 million as of June 30, 2011 and December 31, 2010.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of June 30, 2011 and December 31, 2010, income taxes receivable from MEHC were $58 million and $345 million, respectively. For the six-month periods ended June 30, 2011 and 2010, cash received for income taxes from MEHC totaled $307 million and $212 million, respectively.

PacifiCorp transacts with its equity investees, Bridger Coal Company and Trapper Mining Inc. Services provided by equity investees and charged to PacifiCorp primarily relate to coal purchases. During the three-month periods ended June 30, 2011 and 2010, coal purchases totaled $34 million and $27 million, respectively. During the six-month periods ended June 30, 2011 and 2010, coal purchases totaled $66 million and $68 million, respectively. Payables to PacifiCorp's equity investees were $9 million and $17 million as of June 30, 2011 and December 31, 2010, respectively.

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

Results of Operations for the Second Quarter and First Six Months of 2011 and 2010

Overview

Net income attributable to PacifiCorp for the second quarter was $129 million, a decrease of $21 million, or 14%, and for the first six months of 2011 was $256 million, a decrease of $30 million, or 10%, as compared to 2010. Net income attributable to PacifiCorp for the second quarter decreased as higher retail prices approved by regulators, higher retail customer load and lower fuel expense were more than offset by lower wholesale electricity sales, higher wholesale electricity purchases, lower AFUDC due to lower construction work-in-progress, increased depreciation on higher plant placed in service and higher operations and maintenance expense.

Net income attributable to PacifiCorp for the first six months decreased as higher retail prices approved by regulators, higher retail customer load and lower fuel expense were more than offset by lower wholesale electricity sales, lower AFUDC due to lower construction work-in-progress, increased depreciation and property tax expense on higher plant placed in service, higher wholesale electricity purchases, higher operations and maintenance expense and higher income tax expense.

For both the second quarter and first six months of 2011, higher hydroelectric and wind-powered generation in the Northwest contributed towards lower average market prices of wholesale electricity. These conditions negatively impacted PacifiCorp's ability to economically dispatch its thermal generating facilities and contributed to a decrease in wholesale electricity sales volumes and an increase in wholesale electricity purchase volumes. Wholesale electricity purchase volumes also increased due to purchases from the Top of the World wind-powered generating facility that reached commercial operation in October 2010.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity sales and the direct costs associated with providing electricity to customers, which include the costs of fuel, wholesale electricity purchases and transmission. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore useful.

A comparison of PacifiCorp's key operating results for the second quarter were as follows:

	Second Quarter		Favorable/(Unfavorable)
	2011	2010	Change	% Change

Gross margin (in millions):
Operating revenue	$1,091	$1,052	$39	4%
Energy costs	371	348	(23)	(7)
Gross margin	$720	$704	$16	2

Volumes of electricity sold (in GWh):
Residential	3,367	3,329	38	1%
Commercial	3,862	3,801	61	2
Industrial and irrigation	5,286	5,149	137	3
Other	132	141	(9)	(6)
Total retail electricity sales	12,647	12,420	227	2
Wholesale electricity sales	2,646	2,973	(327)	(11)
Total electricity sales	15,293	15,393	(100)	(1)

Retail electricity sales:
Average retail customers (in thousands)	1,741	1,731	10	1%
Average revenue per MWh	$75.25	$69.93	$5.32	8%

Wholesale electricity sales:
Average revenue per MWh	$29.78	$41.30	$(11.52)	(28)%

Volumes of electricity generated (in GWh):
Coal-fired generation	9,339	10,065	(726)	(7)%
Natural gas-fired generation	1,137	1,731	(594)	(34)
Hydroelectric generation	1,610	1,093	517	47
Other	957	797	160	20
Total PacifiCorp generated volumes	13,043	13,686	(643)	(5)

Volumes of electricity purchased (in GWh):
Wholesale electricity purchases	3,238	2,598	(640)	(25)%

Cost of wholesale electricity purchased:
Average cost per MWh	$35.50	$31.68	$(3.82)	(12)%

Gross margin increased $16 million, or 2%, for 2011 compared to 2010 primarily due to:

•	$73 million of increases from higher retail prices approved by regulators, including $12 million of increases in revenue associated with Oregon Senate Bill 408 ("SB 408");

•	$10 million of increases due to higher industrial customer load in Utah, partially offset by lower irrigation customer load in Idaho and Utah;

•	$7 million of decreases in fuel costs due to lower volumes of natural gas and coal consumed, partially offset by increased coal prices; and

•	$5 million of changes in the fair value of energy sales and purchase contracts accounted for as derivatives;

The increase in gross margin was partially offset by:

•
$77 million of decreases resulting from lower net wholesale electricity activities due to $33 million of lower average prices on wholesale electricity sales, $12 million resulting from lower volumes of wholesale electricity sales, $19 million of higher volumes of wholesale electricity purchases and $13 million of higher average prices on wholesale electricity purchases.

Operations and maintenance increased $6 million, or 2%, for 2011 compared to 2010 due to higher salaries and benefit expenses and storm restoration costs in 2011.

Depreciation and amortization increased $13 million, or 9%, for 2011 compared to 2010 due to higher plant placed in service.

Taxes, other than income taxes increased $3 million, or 9%, for 2011 compared to 2010 due to increased property taxes driven by higher plant placed in service and lower capitalized property taxes on assets under construction.

Allowances for borrowed and equity funds decreased $16 million, or 50%, for 2011 compared to 2010 due to lower qualified construction work-in-progress balances.

Income tax expense decreased $1 million to $53 million for 2011 compared to 2010 and the effective tax rates were 29% and 26% for 2011 and 2010, respectively. The increase in PacifiCorp's effective tax rate was primarily due to the impact of lower equity AFUDC in the current period, partially offset by the impact of production tax credits associated with PacifiCorp's wind-powered generating facilities.

A comparison of PacifiCorp's key operating results for the first six months were as follows:

	First Six Months		Favorable/(Unfavorable)
	2011	2010	Change	% Change

Gross margin (in millions):
Operating revenue	$2,210	$2,158	$52	2%
Energy costs	754	763	9	1
Gross margin	$1,456	$1,395	$61	4

Volumes of electricity sold (in GWh):
Residential	7,861	7,652	209	3%
Commercial	7,888	7,575	313	4
Industrial and irrigation	10,255	9,948	307	3
Other	271	278	(7)	(3)
Total retail electricity sales	26,275	25,453	822	3
Wholesale electricity sales	5,007	5,974	(967)	(16)
Total electricity sales	31,282	31,427	(145)	—

Retail electricity sales:
Average retail customers (in thousands)	1,741	1,730	11	1%
Average revenue per MWh	$73.63	$69.10	$4.53	7%

Wholesale electricity sales:
Average revenue per MWh	$31.78	$47.13	$(15.35)	(33)%

Volumes of electricity generated (in GWh):
Coal-fired generation	19,425	20,977	(1,552)	(7)%
Natural gas-fired generation	2,672	3,918	(1,246)	(32)
Hydroelectric generation	2,976	2,147	829	39
Other	2,055	1,450	605	42
Total PacifiCorp generated volumes	27,128	28,492	(1,364)	(5)

Volumes of electricity purchased (in GWh):
Wholesale electricity purchases	6,365	4,981	(1,384)	(28)%

Cost of wholesale electricity purchased:
Average cost per MWh	$34.05	$39.80	$5.75	14%

Gross margin increased $61 million, or 4%, for 2011 compared to 2010 primarily due to:

•	$134 million of increases from higher retail prices approved by regulators, including $12 million of increases in revenue associated with SB 408;

•
$53 million of increases due to the impacts of cooler weather on residential customer load in the western portion of PacifiCorp's service territory, higher commercial customer load in both sides of PacifiCorp's service territory and higher industrial customer load in the eastern portion of PacifiCorp's service territory, partially offset by lower irrigation customer load in Idaho and Utah;

•	$15 million of decreases in fuel costs due to lower volumes of natural gas and coal consumed, partially offset by increased coal prices;

•	$9 million of increased deferrals of incurred power costs in accordance with established adjustment mechanisms; and

•	$4 million of changes in the fair value of energy sales and purchase contracts accounted for as derivatives;

The increase in gross margin was partially offset by:

•
$141 million of decreases resulting from lower net wholesale electricity activities due to $77 million of lower average market prices on wholesale electricity sales, $46 million resulting from lower volumes of wholesale electricity sales and $55 million of higher volumes of wholesale electricity purchases, partially offset by $37 million of lower average prices on wholesale electricity purchases;

•	$11 million of decreases due to the elimination of certain regulatory liabilities resulting from the Utah DSM settlement and the Utah general rate case order in the prior year; and

•	$4 million of decreases from sales of RECs, net of deferrals and amortization.

Operations and maintenance increased $14 million, or 3%, for 2011 compared to 2010 due to higher salaries and benefit expenses and storm restoration costs in 2011, partially offset by the write-off of a portion of a Utah DSM regulatory asset in 2010.

Depreciation and amortization increased $28 million, or 10%, for 2011 compared to 2010 due to higher plant placed in service.

Taxes, other than income taxes increased $9 million, or 14%, for 2011 compared to 2010 due to increased property taxes driven by higher plant placed in service and lower capitalized property taxes on assets under construction.

Allowances for borrowed and equity funds decreased $33 million, or 50%, for 2011 compared to 2010 due to lower qualified construction work-in-progress balances.

Income tax expense increased $8 million to $115 million for 2011 compared to 2010 and the effective tax rates were 31% and 27% for 2011 and 2010, respectively. The increase in PacifiCorp's effective tax rate was primarily due to the impact of lower equity AFUDC in the current period and certain other effects of ratemaking in the first quarter of 2011, partially offset by the impact of production tax credits associated with PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of June 30, 2011, PacifiCorp's total net liquidity was $1.260 billion. The components of total net liquidity are as follows (in millions):

Cash and cash equivalents	$169

Available revolving credit facilities(1)	$1,395
Less:
Short-term debt	—
Letters of credit supporting tax-exempt bond obligations	(304)
Net revolving credit facilities available	$1,091

Total net liquidity	$1,260

Unsecured revolving credit facilities:
Maturity dates	2012, 2013
Largest single bank commitment as a % of total(2)	15%

(1)
In July 2011, $40 million of bank commitments under one of the revolving credit agreements terminated as scheduled. Following this termination, PacifiCorp's available revolving credit facilities totaled $1.355 billion.

(2)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp's short-term liquidity and ability to meet long‑term commitments.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2011 and 2010 were $1.039 billion and $779 million, respectively. The $260 million increase was primarily due to higher retail prices approved by regulators, higher income tax receipts of $95 million mainly attributable to bonus depreciation, changes in collateral posted for derivative contracts and lower contributions to PacifiCorp's pension plan, partially offset by lower net wholesale electricity activities.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010 the 50% bonus depreciation for qualifying property purchased and placed in service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010 and prior to January 1, 2012. As a result of the new laws, PacifiCorp's cash flows from operations are expected to improve due to bonus depreciation on qualifying assets placed in service during 2010 and 2011. As of June 30, 2011, PacifiCorp had a current receivable for income taxes of $58 million.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2011 and 2010 were $(710) million and $(883) million, respectively. Capital expenditures decreased $164 million. Capital expenditures incurred consisted mainly of the following during the six-month periods ended June 30 and exclude amounts for non-cash equity AFUDC:

2011:

•
Emissions control equipment on existing generating facilities totaling $148 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for projects that were placed in service in spring of 2011.

•
Transmission system investments totaling $93 million, including permitting and right-of-way costs for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona to Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•
The development and construction of the Lake Side 2 637-MW combined-cycle combustion turbine natural gas-fired generating facility ("Lake Side 2") totaling $75 million, which is expected to be placed in service in 2014.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $414 million.

2010:

•
Transmission system investments totaling $177 million, including construction costs for the Populus to Terminal segment of the Energy Gateway Transmission Expansion Program, which was placed in service in 2010.

•
Emissions control equipment totaling $164 million, including costs for a sulfur dioxide scrubber and low nitrogen oxide burners at the Dave Johnston generating facility and costs for installation or upgrade of sulfur dioxide scrubbers on various other generating facilities.

•	The development and construction of wind-powered generating facilities totaling $118 million for the 111‑MW Dunlap Ranch I wind project that was placed in service in October 2010.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $339 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2011 were $(191) million. Uses of cash totaled $590 million and consisted substantially of $550 million for dividends paid to PPW Holdings, as well as $36 million for the net repayment of short-term debt. Sources of cash totaled $399 million and consisted of proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2010 were $97 million, which primarily consisted of $100 million of capital contributions.

Short-term Debt and Revolving Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of June 30, 2011, PacifiCorp had no short-term debt outstanding. As of December 31, 2010, PacifiCorp had $36 million of short-term debt outstanding at a weighted average interest rate of 0.3%.

Long-term Debt

In May 2011, PacifiCorp issued $400 million of 3.85% First Mortgage Bonds due June 15, 2021. The net proceeds are being used to fund capital expenditures, for the repayment of short-term debt and for general corporate purposes.

PacifiCorp has regulatory authority from the OPUC and the IPUC to issue an additional $1.6 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

As of June 30, 2011, PacifiCorp had $601 million of letters of credit available to provide credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $587 million plus interest. These letters of credit were fully available as of June 30, 2011 and expire periodically through September 22, 2012.

Common Equity

In January 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings on February 28, 2011. In March 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings on April 20, 2011.

Future Uses of Cash

PacifiCorp has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which PacifiCorp has access to external financing depends on a variety of factors, including PacifiCorp's credit ratings, investors' judgment of risk and conditions in the overall capital market, including the condition of the utility industry in general.

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

Forecasted capital expenditures, which include amounts for expenditures accrued but not yet paid and exclude amounts for non-cash equity AFUDC, are approximately $1.7 billion for 2011 and include the following:

•
$292 million for transmission system investments, including $216 million for the Energy Gateway Transmission Expansion Program, which includes permitting, right-of-way and initial construction costs for the Mona to Oquirrh transmission line.

•
$241 million for environmental projects to install and upgrade emissions control equipment at certain coal-fired generating facilities to meet anticipated air quality and visibility targets through reductions of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	$238 million for generation development projects, primarily for development and construction of Lake Side 2, which is expected to be placed in service in 2014.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis and receives a formal notification in five states as to whether the IRP meets the commission's IRP standards and guidelines, referred to as acknowledgment. In March 2011, PacifiCorp filed its 2011 IRP with the state commissions. In June 2011, an addendum to the 2011 IRP with supplemental resource analysis was filed with the state commissions.

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

In October 2009, PacifiCorp filed a request for approval with the UPSC to re-issue the All Source RFP, which was previously suspended in April 2009. In October 2009 and November 2009, respectively, the UPSC and the OPUC approved resumption of the All Source RFP. The All Source RFP sought up to 1,500 MW on a system wide basis from projects with in-service dates from 2014 through 2016. In December 2009, the All Source RFP was issued to the market. As a result, PacifiCorp signed an engineer, procure and construct contract for Lake Side 2, which is expected to be placed in service in June 2014. The Lake Side 2 generating facility will be constructed adjacent to PacifiCorp's Lake Side generating facility, which is located in Vineyard, Utah, about 40 miles south of Salt Lake City. In April 2011, the UPSC issued an order approving the construction of Lake Side 2. PacifiCorp has obtained all of the necessary construction permits and certificates, and in May 2011, PacifiCorp issued a notice to proceed with construction of the Lake Side 2 generating facility.

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010 other than the 2011 debt issuance previously discussed and the additional purchase obligation disclosed in Note 9 of Notes to Consolidated Financial Statements. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred subsequent to those disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010, refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional regulatory matter updates.

FERC

As a result of a 2007 multi-party settlement with the FERC regarding long-term shared usage, coordinated operation and maintenance, and planning of certain 500-kV transmission lines, PacifiCorp agreed to file a Federal Power Act Section 205 rate change filing for its system-wide transmission service rates no later than June 1, 2011. In May 2011, PacifiCorp filed its Federal Power Act Section 205 rate case.

State Regulatory Matters

Utah

In March 2009, PacifiCorp filed for an ECAM with the UPSC. The filing recommended that the UPSC adopt the mechanism to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. In February 2010, PacifiCorp filed an application with the UPSC seeking approval to defer the difference between the net power costs allowed by the UPSC's final order in PacifiCorp's 2009 general rate case and the actual net power costs incurred. Also in February 2010, the Utah Association of Energy Users filed a motion with the UPSC requesting deferral of incremental REC revenue in excess of the REC value utilized in Utah rates established by the 2009 general rate case. In July 2010, the UPSC issued an order approving a stipulation that would establish deferred accounts for both net power costs and REC revenues in excess of the levels currently included in rates, subject to the UPSC's final determination of the ratemaking treatment of the deferrals. In December 2010, the UPSC approved a separate stipulation that provides a $3 million monthly credit to customers effective January 1, 2011 that will be applied toward the UPSC's final decision. In March 2011, the UPSC issued its final order approving the use of an EBA in Utah, which will begin at the conclusion of the pending general rate case described below. Under the EBA, which has been established as a four year pilot program, 70% of any difference between actual net power costs incurred and the amount of net power costs recovered through base rates, subject to certain other adjustments, are deferred during the calendar year. PacifiCorp must then file by March 15 of the following year to initiate collection or refund of the deferred balance. The UPSC did not address in its EBA order the ratemaking treatment of the deferred accounts for net power costs and REC revenues in excess of the levels included in rates since the 2009 general rate case. In April 2011, PacifiCorp filed a petition with the UPSC for clarification and reconsideration of certain aspects of the EBA order. In May 2011, the UPSC granted PacifiCorp's petition for reconsideration of the UPSC's decision to exclude financial swaps from the EBA. The UPSC denied reconsideration of the 70% sharing of incremental net power costs not in base rates and clarified that the final order does not preclude future consideration of balancing account treatment for REC sales. These issues are included in the settlement stipulation described in the following paragraph.

In January 2011, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $232 million, or an average price increase of 14%. In June 2011, PacifiCorp filed its rebuttal testimony with the UPSC reducing the requested rate increase to $188 million, or an average price increase of 11%. In July 2011, PacifiCorp filed a settlement stipulation with the UPSC, which if approved by the UPSC, will result in a $117 million rate increase, or an average price increase of 7%. If approved by the UPSC, the settlement stipulation would also resolve all major dockets outstanding before the UPSC. Under the terms of the settlement stipulation, the UPSC would include financial swaps in the EBA subject to certain modifications being made to PacifiCorp's risk management policy. The settlement stipulation would also conclude the ratemaking treatment of deferred accounts for net power costs and REC revenues in excess of the levels included in rates since the 2009 general rate case by providing for recovery of $60 million of deferred net power costs over a three-year period and for a credit to customers of $34 million (including carrying charges) associated with REC sales over a period of approximately nine months. The settlement stipulation would establish a balancing account for prospective REC sales. The settlement stipulation would also defer decisions regarding the ratemaking treatment associated with the Klamath hydroelectric system's four mainstem dams and relicensing and settlement costs as described in Note 9 to Notes to Consolidated Financial Statements. A hearing regarding the settlement was held in August 2011. If approved by the UPSC, the rates will be effective September 2011.

Oregon

In March 2011, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $62 million to recover the anticipated net power costs forecasted for calendar year 2012. In July 2011, PacifiCorp filed updated net power costs, reflecting an increase in the overall request to $63 million, or an average price increase of 5%. The new rates will be effective January 1, 2012 and are subject to updates throughout the proceeding, which is scheduled to be completed in November 2011.

In October 2010, PacifiCorp filed its 2009 tax report under SB 408. In January 2011, PacifiCorp entered into a stipulation with the OPUC staff and the Citizens' Utility Board of Oregon, whereby PacifiCorp, the OPUC staff and the Citizens' Utility Board of Oregon agreed to a surcharge of $13 million, plus interest. In April 2011, the OPUC issued an order adopting the stipulation without significant modification. The $13 million, plus interest, was recorded in earnings in the second quarter of 2011 and will be collected over a one-year period beginning in June 2011.

In May 2011, Oregon Senate Bill 967 ("SB 967") was enacted into law. SB 967 immediately repealed and replaced SB 408, and as a result, PacifiCorp will no longer be required to file tax reports under SB 408. Among other matters, SB 967 directs the OPUC to consider the income tax component of rates when conducting ratemaking proceedings. The enactment of SB 967 did not impact PacifiCorp's consolidated financial results.

Wyoming

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

In November 2010, PacifiCorp filed a general rate case with the WPSC requesting a rate increase of $98 million, or an average price increase of 17%. In May 2011, PacifiCorp filed its rebuttal testimony with the WPSC reducing the requested rate increase to $80 million. In June 2011, the WPSC approved a multi-party stipulation resulting in an annual rate increase of $62 million, or an average price increase of 11%. The stipulation also established a surcredit and a balancing account to pass on to or collect from customers any difference between the amount of the REC sales established in the surcredit and actual REC sales. The surcredit will be established annually based on PacifiCorp's forecasted REC sales and the difference between the surcredit and actual REC sales will be tracked in the balancing account. For 2011, the surcredit was set at $17 million, which reduced PacifiCorp's annual rate increase to $45 million, or an average price increase of 8%. The rates will be effective September 22, 2011.

In February 2011, PacifiCorp filed its final PCAM application with the WPSC requesting recovery of $16 million in deferred net power costs over the 12-month period ending March 31, 2012. PacifiCorp requested and received approval from the WPSC to implement an $11 million interim rate increase over the $5 million reflected in the tariff effective April 1, 2011, which will be in effect until the WPSC issues a final order.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the rate year. The new rates were effective in April 2011. In April 2011, PacifiCorp filed a petition for reconsideration requesting the WUTC reconsider various items on the final order, including income tax and net power cost issues and the WUTC's conclusions with respect to rate of return. The WUTC staff also filed a petition for reconsideration. In May 2011, the WUTC denied the petitions for reconsideration filed by PacifiCorp and the WUTC staff.

In July 2011, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $13 million, or an average price increase of 4%, with an effective date no later than June 1, 2012.

Idaho

In May 2010, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $28 million, or an average price increase of 14%. In November 2010, the requested annual increase was reduced to $25 million, or an average price increase of 12%. In December 2010, the IPUC issued an interim order approving an annual increase of $14 million, or an average price increase of 7% with an effective date of December 28, 2010. In February 2011, the IPUC issued its final order with no revisions to the December 2010 increase. In March 2011, PacifiCorp petitioned the IPUC seeking reconsideration or rehearing on certain aspects of the order, including the IPUC's conclusion that 27% of PacifiCorp's Populus to Terminal transmission line investment is not currently used and useful and should be carried as plant held for future use. The Idaho-allocated share of 27% of the investment is approximately $13 million. In April 2011, the IPUC issued an order, accepting in part and rejecting in part, PacifiCorp's motion for reconsideration, resulting in no significant changes to the IPUC's initial order. In May 2011, PacifiCorp filed an appeal of the Populus to Terminal decision to the Idaho Supreme Court requesting a determination on the legality of the IPUC's decision to exclude 27% of the Populus to Terminal line as a result of its conclusion that the line is not fully used and useful.

In February 2011, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $13 million in deferred net power costs. In March 2011, the IPUC issued an order approving recovery of $10 million beginning in 2011 and the remaining $3 million beginning in 2012. The rate change was effective April 1, 2011.

In May 2011, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $33 million, or an average price increase of 15%. If the schedule requested by PacifiCorp is approved by the IPUC, the new rates will be effective December 27, 2011.

California

In August 2011, PacifiCorp filed an application with the CPUC to increase rates pursuant to the ECAC. In the application, PacifiCorp requested a rate increase of $2 million, or an average price increase of 2%. If approved by the CPUC, the new rates will be effective January 1, 2012.

Hydroelectric Decommissioning

Condit Hydroelectric Facility - White Salmon River, Washington

In September 1999, a settlement agreement to remove the 14‑MW Condit hydroelectric facility was signed by PacifiCorp, state and federal agencies and non-governmental organizations. In early February 2005, the parties agreed to modify the settlement agreement, establishing a total cost to decommission not to exceed $21 million, excluding inflation. In October 2010, the Washington Department of Ecology issued a Clean Water Act 401 certificate, and in December 2010, the FERC issued a surrender order for project decommissioning modifying PacifiCorp's proposed decommissioning plans and directing a 2011 decommissioning. In January 2011, PacifiCorp filed a request for clarification and rehearing of the surrender order and a motion for stay with the FERC requesting reinstatement of PacifiCorp's decommissioning proposal. In April 2011, the FERC issued an order on rehearing, granting PacifiCorp nearly all of the changes it requested, but did not shorten the required agency consultation and FERC approval periods. In June 2011, PacifiCorp formally notified the FERC of its acceptance of the terms and conditions of the orders that govern the surrender of the project license. PacifiCorp has given project contractors notice to proceed and on-site actions began in late June 2011. Cessation of generation and dam breach is expected no later than November 2011.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. PacifiCorp believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of PacifiCorp's forecasted environmental-related capital expenditures and Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for additional information regarding certain environmental laws and regulations affecting PacifiCorp. The discussion below contains material developments since those disclosed in Item 7 of PacifiCorp's Annual Report on Form 10‑K for the year ended December 31, 2010.

Clean Air Standards

Clean Air Mercury Rule/Hazardous Air Pollutant Maximum Achievable Control Technology Standards

In March 2011, the EPA proposed a new rule that will require coal-fired generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of a "Maximum Achievable Control Technology" standard rather than a cap-and-trade system. The public comment period closed August 4, 2011 and the final rule will be issued in November 2011. The proposed rule requires that new and existing coal-fired facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the final rule is promulgated, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. Until the rule is final, PacifiCorp cannot fully determine the costs to comply with the requirements; however, PacifiCorp believes that its emission reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's proposed rules and will support PacifiCorp's ability to comply with the proposal's standards for acid gases and non-mercury metallic hazardous air pollutants. PacifiCorp anticipates having to take additional actions to reduce mercury emissions and otherwise comply with the proposal's standards. Incremental costs to install and maintain mercury emissions control equipment and additional emissions monitoring equipment at each of PacifiCorp's coal-fired generating facilities will increase the cost of providing service to customers.

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

Climate Change

GHG Tailoring Rule

Effective January 2, 2011, power plants, among other facilities, were required to comply with the first phase of the GHG Tailoring Rule, which provides that any source that already has a Title V operating permit is required to have GHG provisions added to its permits upon renewal. In addition, the GHG Tailoring Rule provides that if projects at existing major sources result in an increase in emissions of GHG of at least 75,000 tons per year, such projects could trigger permitting requirements and the application of best available control technology to address GHG emissions. The second phase of the GHG Tailoring Rule took effect July 1, 2011 and broadened the scope of the sources that are required to obtain federal permits to limit GHGs to any new or modified sources that emit more than 100,000 tons per year of GHG, regardless of whether a major source air permit is required for any other pollutant regulated under the Clean Air Act.

New major sources are also required to undergo permitting and install the best available control technology if their GHG emissions exceed the applicable threshold. Several legal challenges have been filed to the EPA's final GHG Tailoring Rule in the United States Court of Appeals for the District of Columbia Circuit. The EPA issued GHG best available control technology guidance documents in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. Permitting authorities are beginning to implement the GHG Tailoring Rule and determine what constitutes best available control technology for GHG. PacifiCorp is in the process of obtaining permits for certain existing facilities to install emissions reduction equipment to comply with the Regional Haze Rules and assessed the impacts of the projects on GHG emissions under the GHG Tailoring Rule. No GHG emissions limit is expected to be included in the permits. However, Lake Side 2, was subject to a best available control technology review and the permit includes a limit for carbon dioxide equivalent emissions. The GHG Tailoring Rule will result in the imposition of a permit limit for GHG emissions at certain facilities, which management believes will not have a material impact on PacifiCorp.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emission reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on PacifiCorp cannot be determined.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact PacifiCorp and include:

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

•
An executive order signed by California's governor in June 2005 would reduce GHG emissions in California to 2000 levels by 2010, to 1990 levels by 2020 and 80% below 1990 levels by 2050. The California Air Resources Board proposed regulations to adopt a GHG cap-and-trade program in October 2010; however, those regulations have not yet been finalized. In June 2011, the California Air Resources Board announced that while its cap-and-trade program is effective January 1, 2012, entities would not have a compliance obligation until 2013. In addition, California has adopted legislation that imposes a GHG emissions performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the GHG emissions levels of a state-of-the-art combined-cycle natural gas-fired generating facility, as well as legislation that adopts an economy-wide cap on GHG emissions to 1990 levels by 2020.

Reporting

PacifiCorp voluntarily reported its GHG emissions to the California Climate Action Registry and currently reports to The Climate Registry. In September 2009, the EPA issued its final rule regarding mandatory GHG Reporting beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. PacifiCorp is subject to this requirement and will submit its first report by September 30, 2011.

Federal Legislation

Legislation introduced in the 112th Congress has been focused on repeal or delay of the EPA's ability to regulate GHG emissions. There is currently no federal legislation pending to regulate GHG emissions.

Renewable Portfolio Standards

In 2011, the California Legislature passed, and the governor signed, legislation to expand the state's RPS to require 20% of retail load to be procured from renewable resources by December 31, 2013, 25% by December 31, 2016 and 33% by December 31, 2020 and each year thereafter. The new law supersedes the California Air Resources Board 33% renewable electricity standard adopted pursuant to Executive Order S-21-09 in September 2009. The 2011 legislation expands the RPS to all California retail sellers, changes the flexible compliance mechanisms for retail sellers and limits the use of out-of-state renewable electricity generation to comply with the law.

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

Other

PacifiCorp expects that it will be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. PacifiCorp's planning efforts take into consideration the complexity of balancing factors such as: (1) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality and protect wildlife; (2) avoidance of excessive reliance on any one generation technology; (3) costs and trade-offs of various resource options including energy efficiency, demand response programs and renewable generation; (4) state-specific energy policies, resource preferences and economic development efforts; (5) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (6) keeping rates as affordable as possible. Due to the number of generating units impacted by environmental regulations, deferring installation of compliance-related projects is often not feasible or cost-effective and places PacifiCorp at risk of not having access to necessary capital, material and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, PacifiCorp has established installation schedules with permitting agencies that coordinate compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts reduce costs associated with replacement power and maintain system reliability.

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

In accordance with industry practice, certain wholesale energy agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2011, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of June 30, 2011, PacifiCorp would have been required to post $256 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2010. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of June 30, 2011.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

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

In a separate but related proceeding, in December 2000, Wah Chang filed a complaint in the Circuit Court for Linn County, Oregon asserting that the OPUC-approved special tariff with PacifiCorp is subject to rescission based on theories of mutual mistake of fact, frustration of purpose and impracticability. In August 2002, the Circuit Court for Linn County, Oregon granted PacifiCorp's motion for summary judgment dismissing Wah Chang's complaint. In February 2004, the Circuit Court for Linn County, Oregon granted Wah Chang's motion to reopen the case to present additional evidence of alleged market manipulation. In December 2007, Wah Chang filed a second amended complaint seeking recovery of a portion of the costs paid under the special tariff based on various theories of legal relief, including partial rescission, unjust enrichment, and breach of duty of good faith and fair dealing. In August 2009, the Circuit Court for Linn County, Oregon granted Wah Chang's request to file a third amended complaint containing a claim for punitive damages. In April 2011, Wah Chang's claims were presented during a jury trial, and all claims, including the claim for punitive damages, were resolved in PacifiCorp's favor. Wah Chang did not appeal this outcome and the outcome had no impact on PacifiCorp's consolidated financial results.

In October 2005, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court for Salt Lake County, Utah ("Third District Court") by USA Power, LLC and its affiliated companies, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, "USA Power"), against Utah attorney Jody L. Williams and the law firm Holme, Roberts & Owen, LLP, who represent PacifiCorp on various matters from time to time. USA Power was the developer of a planned generation project in Mona, Utah called Spring Canyon, which PacifiCorp, as part of its resource procurement process, at one time considered as an alternative to the Currant Creek generating facility. USA Power's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims. USA Power seeks $250 million in damages, statutory doubling of damages for its trade secrets violation claim, punitive damages, costs and attorneys' fees. The statutory doubling of damages only applies to the plaintiffs' trade secret claim and could increase the total damages sought to $500 million. After considering various motions for summary judgment, the court ruled in October 2007 in favor of PacifiCorp on all counts and dismissed the plaintiffs' claims in their entirety. In February 2008, the plaintiffs filed a petition requesting consideration by the Utah Supreme Court of two of their five claims. The plaintiffs' request was granted and they filed a brief in November 2008 with the Utah Supreme Court. In January 2009, PacifiCorp filed its reply brief. In May 2010, the Utah Supreme Court reversed and remanded the case back to the Third District Court for further consideration. The Third District Court set an eight-week trial for June and July 2011, but postponed the trial just before it was set to begin. The trial date has not been reset. PacifiCorp cannot predict the outcome of these proceedings, but believes that the outcome will not have a material impact on its consolidated financial results.

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

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the three- and six-month periods ended June 30, 2011. Legal actions pending before the Federal Mine Safety and Health Review Commission, which are not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of June 30, 2011. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the six-month period ended June 30, 2011. In addition, there were no fatalities at PacifiCorp's coal mines or coal processing facilities during the six-month period ended June 30, 2011.

	Mine Safety Act
Coal Mine or Coal Processing Facility	Section 104 Significant & Substantial Citations(1)	Section 104(b) Orders(2)	Section 104(d) Citations & Orders(3)	Section 110(b)(2) Citations(4)	Section 107(a) Imminent Danger Orders(5)	Section 104(e) Notice(6)	Total Value of Proposed MSHA Assessments (in thousands)	Legal Actions Pending
Three-month period ended June 30, 2011
Deer Creek	4	—	—	—	—	—	$12	11
Bridger (surface)	3	—	—	—	—	—	3	7
Bridger (underground)	22	1	—	—	—	—	41	16
Cottonwood Preparatory Plant	—	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—
Six-month period ended June 30, 2011
Deer Creek	7	—	—	—	—	—	$20	11
Bridger (surface)	6	—	—	—	—	—	9	7
Bridger (underground)	26	1	—	—	—	—	66	16
Cottonwood Preparatory Plant	1	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

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

PACIFICORP
(Registrant)

Date: August 5, 2011	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1*
Twenty-Fourth Supplemental Indenture, dated as of May 1, 2011, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (Exhibit 4.1, Current Report on Form 8-K, filed May 12, 2011, File No. 1-5152).

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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated herein by reference.