Form 10-Q
period 2011-09-30
PACIFICORP /OR/
filed 2011-11-04
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309. As of October 31, 2011, 357,060,915 shares of common stock were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

PacifiCorp and Related Entities
MEHC	MidAmerican Energy Holdings Company
PacifiCorp	PacifiCorp and its subsidiaries
PPW Holdings	PPW Holdings LLC, a wholly owned subsidiary of MEHC and PacifiCorp's direct parent company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CPUC	California Public Utilities Commission
DSM	Demand-side Management
EBA	Energy Balancing Account
ECAC	Energy Cost Adjustment Clause
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GHG Reporting	Greenhouse Gases Reporting
GWh	Gigawatt hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
kV	Kilovolt
Mine Safety Act	Federal Mine Safety and Health Act of 1977
MSHA	Federal Mine Safety and Health Administration
MW	Megawatt
MWh	Megawatt hour
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
PTAM	Post Test-year Adjustment Mechanism
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
RFPs	Requests for Proposals
RPS	Renewable Portfolio Standards
SIP	State Implementation Plans
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•
changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage, electricity supply or PacifiCorp's ability to obtain long-term contracts with wholesale customers and suppliers;

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

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on PacifiCorp's consolidated financial results;

•	other risks or unforeseen events, including the effects of storms, floods, litigation, wars, terrorism, embargoes and other catastrophic events; and

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2011, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, and of cash flows and changes in equity for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 4, 2011

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$151	$31
Accounts receivable, net	661	628
Income taxes receivable	12	345
Inventories:
Materials and supplies	193	186
Fuel	215	188
Derivative contracts	32	114
Deferred income taxes	107	83
Other current assets	30	59
Total current assets	1,401	1,634

Property, plant and equipment, net	17,045	16,392
Regulatory assets	1,717	1,715
Derivative contracts	6	9
Other assets	401	396

Total assets	$20,570	$20,146

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$495	$479
Accrued employee expenses	95	81
Accrued interest	110	110
Accrued property and other taxes	119	63
Derivative contracts	112	84
Short-term debt	—	36
Current portion of long-term debt and capital lease obligations	521	588
Other current liabilities	113	97
Total current liabilities	1,565	1,538

Regulatory liabilities	898	849
Derivative contracts	266	399
Long-term debt and capital lease obligations	6,206	5,813
Deferred income taxes	3,733	3,448
Other long-term liabilities	718	788
Total liabilities	13,386	12,835

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	41	41
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,671	2,798
Accumulated other comprehensive loss, net	(7)	(7)
Total shareholders' equity	7,184	7,311

Total liabilities and shareholders' equity	$20,570	$20,146

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Operating revenue	$1,198	$1,165	$3,408	$3,323

Operating costs and expenses:
Energy costs	428	450	1,182	1,213
Operations and maintenance	263	264	811	798
Depreciation and amortization	151	137	456	414
Taxes, other than income taxes	40	34	113	98
Total operating costs and expenses	882	885	2,562	2,523

Operating income	316	280	846	800

Other income (expense):
Interest expense	(102)	(97)	(297)	(291)
Allowance for borrowed funds	7	11	18	35
Allowance for equity funds	12	21	34	63
Interest income	1	1	5	4
Other, net	(2)	—	(3)	(2)
Total other income (expense)	(84)	(64)	(243)	(191)

Income before income tax expense	232	216	603	609
Income tax expense	63	60	178	167
Net income	$169	$156	$425	$442

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$425	$442
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	456	414
Deferred income taxes and amortization of investment tax credits	274	435
Changes in regulatory assets and liabilities	(23)	14
Other, net	(21)	(53)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(8)	33
Derivative collateral, net	44	(107)
Inventories	(34)	(17)
Income taxes receivable, net	333	(79)
Accounts payable and other liabilities	6	(38)
Net cash flows from operating activities	1,452	1,044

Cash flows from investing activities:
Capital expenditures	(1,069)	(1,250)
Other, net	2	(9)
Net cash flows from investing activities	(1,067)	(1,259)

Cash flows from financing activities:
Net (repayments of) proceeds from short-term debt	(36)	34
Proceeds from long-term debt	399	—
Proceeds from equity contributions	—	100
Repayments and redemptions of long-term debt and capital lease obligations	(74)	(1)
Preferred stock dividends	(2)	(2)
Common stock dividends	(550)	—
Other, net	(2)	(1)
Net cash flows from financing activities	(265)	130

Net change in cash and cash equivalents	120	(85)
Cash and cash equivalents at beginning of period	31	117
Cash and cash equivalents at end of period	$151	$32

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	PacifiCorp Shareholders' Equity
					Accumulated
					Other
			Additional		Comprehensive
	Preferred	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
	Stock	Stock	Capital	Earnings	Net	Interest	Total

Balance, December 31, 2009	$41	$—	$4,379	$2,234	$(6)	$84	$6,732
Deconsolidation of Bridger Coal Company	—	—	—	—	—	(84)	(84)
Net income	—	—	—	442	—	—	442
Other comprehensive income	—	—	—	—	6	—	6
Contributions	—	—	100	—	—	—	100
Preferred stock dividends declared	—	—	—	(2)	—	—	(2)
Balance, September 30, 2010	$41	$—	$4,479	$2,674	$—	$—	$7,194

Balance, December 31, 2010	$41	$—	$4,479	$2,798	$(7)	$—	$7,311
Net income	—	—	—	425	—	—	425
Preferred stock dividends declared	—	—	—	(2)	—	—	(2)
Common stock dividends declared	—	—	—	(550)	—	—	(550)
Balance, September 30, 2011	$41	$—	$4,479	$2,671	$(7)	$—	$7,184

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Net income	$169	$156	$425	$442
Other comprehensive income (loss), net of tax -
Unrealized gains on cash flow hedges, net of tax of $-, $-, $- and $3	—	1	—	6
Comprehensive income	$169	$157	$425	$448

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2011 and for the three- and nine-month periods ended September 30, 2011 and 2010. The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2011.

(2)	New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-09, which amends FASB Accounting Standards Codification ("ASC") Subtopic 715-80, "Compensation-Retirement Benefits-Multiemployer Plans." The amendments in this guidance require additional disclosures regarding an entity's participation in multiemployer pension plans and other postretirement benefit plans, as well as certain qualitative and quantitative disclosures regarding individually significant multiemployer pension plans. This guidance is effective for annual reporting periods ending after December 15, 2011. PacifiCorp is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, this guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. PacifiCorp is currently evaluating which presentation option will be implemented.

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

In January 2010, the FASB issued ASU No. 2010-06, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. PacifiCorp adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which PacifiCorp adopted as of January 1, 2011. The adoption of this guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30, 2011	December 31, 2010

Property, plant and equipment	5-80 years	$22,614	$22,034
Accumulated depreciation and amortization		(6,815)	(6,646)
Net property, plant and equipment		15,799	15,388
Construction work-in-progress		1,246	1,004
Total property, plant and equipment, net		$17,045	$16,392

(4)	Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2011
Assets:
Commodity derivatives	$—	$160	$1	$(123)	$38
Investments in available-for-sale securities -
Money market mutual funds(2)	143	—	—	—	143
	$143	$160	$1	$(123)	$181

Liabilities - Commodity derivatives	$—	$(366)	$(218)	$206	$(378)

As of December 31, 2010
Assets:
Commodity derivatives	$—	$263	$5	$(145)	$123
Investments in available-for-sale securities -
Money market mutual funds(2)	29	—	—	—	29
	$29	$263	$5	$(145)	$152

Liabilities - Commodity derivatives	$—	$(405)	$(350)	$272	$(483)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $83 million and $127 million as of September 30, 2011 and December 31, 2010, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of PacifiCorp's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Beginning balance	$(240)	$(406)	$(345)	$(380)
Changes in fair value recognized in net regulatory assets	5	14	84	(38)
Settlements	18	40	44	66
Ending balance	$(217)	$(352)	$(217)	$(352)

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

	As of September 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,670	$8,000	$6,344	$7,086

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total

As of September 30, 2011
Not designated as hedging contracts(1)(2):
Commodity assets	$78	$9	$61	$13	$161
Commodity liabilities	(43)	(3)	(248)	(290)	(584)
Total	35	6	(187)	(277)	(423)

Total derivatives	35	6	(187)	(277)	(423)
Cash collateral (payable) receivable	(3)	—	75	11	83
Total derivatives - net basis	$32	$6	$(112)	$(266)	$(340)

As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$185	$13	$34	$36	$268
Commodity liabilities	(62)	(4)	(213)	(476)	(755)
Total	123	9	(179)	(440)	(487)

Total derivatives	123	9	(179)	(440)	(487)
Cash collateral (payable) receivable	(9)	—	95	41	127
Total derivatives - net basis	$114	$9	$(84)	$(399)	$(360)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
PacifiCorp's commodity derivatives are generally included in rates and as of September 30, 2011 and December 31, 2010, a net regulatory asset of $423 million and $487 million, respectively, was recorded related to the net derivative liability of $423 million and $487 million, respectively.

For PacifiCorp's commodity derivatives, the settled amount is generally included in rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in rates are recorded as net regulatory assets. The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Beginning balance	$438	$482	$487	$367
Changes in fair value recognized in net regulatory assets	42	10	(24)	83
Net (losses) gains reclassified to operating revenue	(3)	11	7	52
Net losses reclassified to energy costs	(54)	(40)	(47)	(39)
Ending balance	$423	$463	$423	$463

For PacifiCorp's derivatives for which changes in fair value are not recorded as a net regulatory asset, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts and energy costs and operations and maintenance for purchase contracts and electricity, natural gas and fuel oil swap contracts. During the three- and nine-month periods ended September 30, 2011 and 2010, these amounts were insignificant.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of Measure	September 30, 2011	December 31, 2010
Commodity contracts:
Electricity sales	Megawatt hours	(8)	(13)
Natural gas purchases	Decatherms	109	159
Fuel oil purchases	Gallons	4	16

Credit Risk

PacifiCorp extends unsecured credit to other utilities, energy marketing companies, financial institutions and other market participants in conjunction with its wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

PacifiCorp analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, PacifiCorp enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third‑party guarantees, letters of credit and cash deposits. Counterparties may be assessed fees for delayed payments. If required, PacifiCorp exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2011, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $398 million and $448 million as of September 30, 2011 and December 31, 2010, respectively, for which PacifiCorp had posted collateral of $86 million and $136 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2011 and December 31, 2010, PacifiCorp would have been required to post $183 million and $129 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(6)	Recent Debt Transactions

In May 2011, PacifiCorp issued $400 million of 3.85% First Mortgage Bonds due June 15, 2021. The net proceeds were used to fund capital expenditures, repay short-term debt and for general corporate purposes.

(7)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Pension:
Service cost(1)	$2	$3	$7	$9
Interest cost	16	16	48	49
Expected return on plan assets	(19)	(19)	(56)	(56)
Net amortization	8	5	22	17
Net amortization of regulatory deferrals	(2)	(2)	(7)	(7)
Net periodic benefit cost	$5	$3	$14	$12

Other postretirement:
Service cost(1)	$2	$1	$5	$4
Interest cost	7	7	23	23
Expected return on plan assets	(8)	(7)	(23)	(22)
Net amortization	4	4	13	11
Net amortization of regulatory deferrals	1	1	1	1
Net periodic benefit cost	$6	$6	$19	$17

(1)
Service cost excludes $5 million and $3 million of contributions to joint trust union plans during the three-month periods ended September 30, 2011 and 2010, respectively. Service cost excludes $11 million and $9 million of contributions to joint trust union plans during the nine-month periods ended September 30, 2011 and 2010, respectively.

Employer contributions to the pension, other postretirement benefit and joint trust union plans are expected to be $71 million, $28 million and $13 million, respectively, during 2011. As of September 30, 2011, $70 million, $21 million and $11 million of contributions had been made to the pension, other postretirement benefit and joint trust union plans, respectively.

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

Hydroelectric Relicensing
PacifiCorp's hydroelectric portfolio consists of 44 generating facilities with an aggregate facility net owned capacity of 1,145 megawatts. The FERC regulates 98% of the net capacity of this portfolio through 15 individual licenses, which have terms of 30 to 50 years. PacifiCorp expects to incur ongoing operating and maintenance expense and capital expenditures associated with the terms of its renewed hydroelectric licenses and settlement agreements, including natural resource enhancements. PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses. Substantially all of PacifiCorp's remaining hydroelectric generating facilities are operating under licenses that expire between 2030 and 2058.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the Oregon Public Utility Commission ("OPUC") and is depositing the proceeds in a trust account maintained by the OPUC. PacifiCorp will begin collection of surcharges from California customers for their share of dam removal costs, as approved by the California Public Utilities Commission ("CPUC"), upon the establishment of two trust accounts.

As of September 30, 2011 and December 31, 2010, PacifiCorp's property, plant and equipment, net included $120 million and $125 million, respectively, of costs associated with the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs. During 2010 and 2011, PacifiCorp received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019 for those jurisdictions. PacifiCorp is seeking similar approval in Idaho and expects to seek approval in the next Washington general rate case. As part of the July 2011 Utah general rate case settlement that was approved by the UPSC in August 2011, PacifiCorp and the other parties to the settlement agreed to defer a decision regarding the acceleration of the depreciation rates for the Klamath hydroelectric system's four mainstem dams to a future rate proceeding, at which time the associated relicensing and settlement costs would be addressed.

FERC Issues

Northwest Refund Case

In October 2011, the FERC issued an order on remand by the United States Court of Appeals for the Ninth Circuit in which it determined that additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest wholesale spot market during the period from December 2000 through June 2001. PacifiCorp was a participant in the Pacific Northwest wholesale spot market during this period. The FERC ordered an evidentiary trial-type hearing before an administrative law judge to permit parties to present evidence of alleged unlawful market activity. However, the FERC held the hearing in abeyance pending settlement discussions with all parties, which will be the subject of a November 16, 2011 status conference with the appointed settlement judge. Because, among other things, the scope of the proceeding has not been defined, PacifiCorp cannot predict the outcome of this proceeding and any impact on PacifiCorp's consolidated financial results, if any.

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

(9)	Common Equity

In March 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings LLC, a direct wholly owned subsidiary of MEHC and PacifiCorp's direct parent company, on April 20, 2011.

In January 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings LLC on February 28, 2011.

(10)	Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is included in shareholders' equity on the Consolidated Balance Sheets and consisted of unrecognized amounts on retirement benefits of $7 million, net of tax of $4 million, as of September 30, 2011 and December 31, 2010.

(11)	Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement with MEHC and its subsidiaries. Amounts charged to PacifiCorp under this agreement totaled $2 million during each of the three-month periods ended September 30, 2011 and 2010, and $7 million and $6 million during the nine-month periods ended September 30, 2011 and 2010, respectively.

PacifiCorp also engages in various transactions with several subsidiaries of MEHC in the ordinary course of business. Services provided by these affiliates in the ordinary course of business and charged to PacifiCorp relate to the transportation of natural gas and relocation services. These expenses totaled $1 million during each of the three-month periods ended September 30, 2011 and 2010, and $4 million and $3 million during the nine-month periods ended September 30, 2011 and 2010, respectively.

PacifiCorp has long-term transportation contracts with BNSF Railway Company, an indirect wholly owned subsidiary of Berkshire Hathaway, PacifiCorp's ultimate parent company. Transportation costs under these contracts were $9 million and $6 million during the three-month periods ended September 30, 2011 and 2010, respectively, and $25 million and $21 million during the nine-month periods ended September 30, 2011 and 2010, respectively.

PacifiCorp participated in a captive insurance program provided by MEHC Insurance Services Ltd. ("MEISL"), a wholly owned subsidiary of MEHC. MEISL covered significant portions of the property damage and liability insurance deductibles in many of PacifiCorp's policies, as well as overhead distribution and transmission line property damage. The policy coverage period expired in March 2011 and will not be renewed. Premium expenses were $- million and $1 million during the three-month periods ended September 30, 2011 and 2010, respectively, and $2 million and $5 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Receivables for claims were $21 million and $12 million as of September 30, 2011 and December 31, 2010, respectively.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of September 30, 2011 and December 31, 2010, income taxes receivable from MEHC were $12 million and $345 million, respectively. For the nine-month periods ended September 30, 2011 and 2010, cash received for income taxes from MEHC totaled $426 million and $183 million, respectively.

PacifiCorp transacts with its equity investees, Bridger Coal Company and Trapper Mining Inc. Services provided by equity investees and charged to PacifiCorp primarily relate to coal purchases. During the three-month periods ended September 30, 2011 and 2010, coal purchases totaled $26 million and $39 million, respectively. During the nine-month periods ended September 30, 2011 and 2010, coal purchases totaled $92 million and $107 million, respectively. Payables to PacifiCorp's equity investees were $13 million and $17 million as of September 30, 2011 and December 31, 2010, respectively.

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

Results of Operations for the Third Quarter and First Nine Months of 2011 and 2010

Overview

Net income attributable to PacifiCorp for the three-month period ended September 30, 2011 was $169 million, an increase of $13 million, or 8%, compared to 2010. Net income attributable to PacifiCorp increased due to higher retail prices approved by regulators, the net impact of the Utah general rate case settlement and higher retail customer load, partially offset by higher purchased electricity costs, higher depreciation expense on higher plant in service and lower AFUDC due to lower construction work-in-progress.

Net income attributable to PacifiCorp for the nine-month period ended September 30, 2011 was $425 million, a decrease of $17 million, or 4%, compared to 2010. Net income attributable to PacifiCorp for the first nine months decreased as higher retail prices approved by regulators, higher retail customer load, the net impact of the Utah general rate case settlement and lower fuel costs were more than offset by lower revenue from wholesale electricity sales, higher purchased electricity costs, higher depreciation and property tax expense on higher plant in service, lower AFUDC due to lower construction work-in-progress and higher operations and maintenance expense.

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

A comparison of PacifiCorp's key operating results for the third quarter were as follows:

	Third Quarter		Favorable/(Unfavorable)
	2011	2010	Change	% Change

Gross margin (in millions):
Operating revenue	$1,198	$1,165	$33	3%
Energy costs	428	450	22	5
Gross margin	$770	$715	$55	8

Volumes of electricity sold (in GWh):
Residential	3,937	3,969	(32)	(1)%
Commercial	4,478	4,302	176	4
Industrial and irrigation	5,670	5,604	66	1
Other	128	160	(32)	(20)
Total retail electricity sales	14,213	14,035	178	1
Wholesale electricity sales	2,799	2,453	346	14
Total electricity sales	17,012	16,488	524	3

Retail electricity sales:
Average retail customers (in thousands)	1,741	1,733	8	—%
Average revenue per MWh	$76.71	$73.38	$3.33	5%

Wholesale electricity sales:
Average revenue per MWh	$33.77	$37.84	$(4.07)	(11)%

Volumes of electricity generated (in GWh):
Coal-fired generation	11,212	11,089	123	1%
Natural gas-fired generation	1,784	2,384	(600)	(25)
Hydroelectric generation	794	573	221	39
Other	608	593	15	3
Total PacifiCorp generated volumes	14,398	14,639	(241)	(2)

Volumes of electricity purchased (in GWh):
Wholesale electricity purchases	3,699	3,187	(512)	(16)%

Cost of wholesale electricity purchased:
Average cost per MWh	$43.92	$41.70	$(2.22)	(5)%

Gross margin increased $55 million, or 8%, for 2011 compared to 2010 primarily due to:

•	$60 million of increases resulting from the Utah general rate case settlement in the current quarter for the recovery of incurred power costs;

•	$49 million of increases from higher retail prices approved by regulators; and

•	$11 million of increases primarily due to higher commercial customer load in Utah and Oregon.

The increase in gross margin was partially offset by:

•	$28 million of decreases in net wholesale electricity activities primarily due to higher volumes of purchased electricity;

•	$30 million of decreases resulting from the Utah general rate case settlement in the current quarter for return to customers of past renewable energy credit sales in excess of base rates; and

•	$5 million of decreases resulting from higher fuel costs due to $20 million of higher coal prices, partially offset by $16 million of lower volumes of natural gas consumed.

Depreciation and amortization increased $14 million, or 10%, for 2011 compared to 2010 primarily due to higher plant in service.

Taxes, other than income taxes increased $6 million, or 18%, for 2011 compared to 2010 primarily due to increased property taxes driven by higher plant in service.

Allowances for borrowed and equity funds decreased $13 million, or 41%, for 2011 compared to 2010 primarily due to lower qualified construction work-in-progress balances.

Income tax expense increased $3 million to $63 million for 2011 compared to 2010 and the effective tax rates were 27% and 28% for 2011 and 2010, respectively. The decrease in PacifiCorp's effective tax rate was primarily due to higher production tax credits associated with PacifiCorp's wind-powered generating facilities, partially offset by the regulatory treatment of certain deferred income taxes.

A comparison of PacifiCorp's key operating results for the first nine months were as follows:

	First Nine Months		Favorable/(Unfavorable)
	2011	2010	Change	% Change

Gross margin (in millions):
Operating revenue	$3,408	$3,323	$85	3%
Energy costs	1,182	1,213	31	3
Gross margin	$2,226	$2,110	$116	5

Volumes of electricity sold (in GWh):
Residential	11,798	11,621	177	2%
Commercial	12,366	11,877	489	4
Industrial and irrigation	15,925	15,552	373	2
Other	399	438	(39)	(9)
Total retail electricity sales	40,488	39,488	1,000	3
Wholesale electricity sales	7,806	8,427	(621)	(7)
Total electricity sales	48,294	47,915	379	1

Retail electricity sales:
Average retail customers (in thousands)	1,741	1,731	10	1%
Average revenue per MWh	$74.71	$70.62	$4.09	6%

Wholesale electricity sales:
Average revenue per MWh	$32.49	$44.43	$(11.94)	(27)%

Volumes of electricity generated (in GWh):
Coal-fired generation	30,637	32,066	(1,429)	(4)%
Natural gas-fired generation	4,456	6,302	(1,846)	(29)
Hydroelectric generation	3,770	2,720	1,050	39
Other	2,663	2,043	620	30
Total PacifiCorp generated volumes	41,526	43,131	(1,605)	(4)

Volumes of electricity purchased (in GWh):
Wholesale electricity purchases	10,064	8,168	(1,896)	(23)%

Cost of wholesale electricity purchased:
Average cost per MWh	$37.68	$40.54	$2.86	7%

Gross margin increased $116 million, or 5%, for 2011 compared to 2010 primarily due to:

•	$183 million of increases from higher retail prices approved by regulators;

•	$60 million of increases resulting from the Utah general rate case settlement in the current quarter for the recovery of incurred power costs;

•
$64 million of increases due to higher commercial customer load primarily in Utah and Oregon, higher industrial customer load in Utah and the impacts of cooler weather on residential customer load in Oregon;

•
$10 million of increases resulting from lower fuel costs primarily due to $65 million of lower volumes of natural gas and $22 million of lower coal consumed, partially offset by $79 million of higher coal prices; and

•	$8 million of increases due to net higher deferrals of incurred power costs in accordance with established adjustment mechanisms.

The increase in gross margin was partially offset by:

•	$169 million of decreases resulting from higher volumes of purchased electricity and lower volumes of wholesale electricity sales, both at lower average market prices;

•	$30 million of decreases resulting from the Utah general rate case settlement in the current quarter for return to customers of past renewable energy credit sales in excess of base rates; and

•	$11 million of decreases due to the elimination of certain regulatory liabilities resulting from the Utah DSM settlement and the Utah general rate case order in the prior year.

Operations and maintenance increased $13 million, or 2%, for 2011 compared to 2010 primarily due to higher salaries and benefit expenses and higher materials and supplies expense, partially offset by the write-off of a portion of a Utah DSM regulatory asset in 2010.

Depreciation and amortization increased $42 million, or 10%, for 2011 compared to 2010 primarily due to higher plant in service.

Taxes, other than income taxes increased $15 million, or 15%, for 2011 compared to 2010 primarily due to increased property taxes driven by higher plant in service.

Allowances for borrowed and equity funds decreased $46 million, or 47%, for 2011 compared to 2010 primarily due to lower qualified construction work-in-progress balances.

Income tax expense increased $11 million to $178 million for 2011 compared to 2010 and the effective tax rates were 30% and 27% for 2011 and 2010, respectively. The increase in PacifiCorp's effective tax rate was primarily due to the regulatory treatment of certain deferred income taxes, partially offset by higher production tax credits associated with PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of September 30, 2011, PacifiCorp's total net liquidity was $1.202 billion. The components of total net liquidity are as follows (in millions):

Cash and cash equivalents	$151

Available revolving credit facilities	$1,355
Less:
Short-term debt	—
Letters of credit supporting tax-exempt bond obligations	(304)
Net revolving credit facilities available	$1,051

Total net liquidity	$1,202

Unsecured revolving credit facilities:
Maturity dates(1)	2012, 2013
Largest single bank commitment as a % of total(2)	16%

(1)
For further discussion regarding PacifiCorp's credit facilities, refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp's short-term liquidity and ability to meet long-term commitments.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2011 and 2010 were $1.452 billion and $1.044 billion, respectively. The $408 million increase was primarily due to higher income tax receipts of $243 million mainly attributable to bonus depreciation, higher retail prices approved by regulators and changes in collateral posted for derivative contracts, partially offset by lower net proceeds from wholesale electricity sales and purchases.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010 the 50% bonus depreciation for qualifying property purchased and placed in service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010 and prior to January 1, 2012, and 50% bonus depreciation for qualifying property purchased and placed in service after December 31, 2011 and prior to January 1, 2013. As a result of the new laws, PacifiCorp's cash flows from operations are expected to benefit in 2011 and 2012 due to bonus depreciation on qualifying assets placed in service.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2011 and 2010 were $(1.067) billion and $(1.259) billion, respectively. Capital expenditures decreased $181 million. Capital expenditures incurred consisted mainly of the following during the nine-month periods ended September 30 and exclude amounts for non-cash equity AFUDC:

2011:

•
Emissions control equipment on existing generating facilities totaling $160 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•
Transmission system investments totaling $152 million, including permitting and right-of-way costs for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona to Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•
The development and construction of the Lake Side 2 637-MW combined-cycle combustion turbine natural gas-fired generating facility ("Lake Side 2") totaling $123 million, which is expected to be placed in service in 2014.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $643 million.

2010:

•
Emissions control equipment totaling $256 million, including costs for a sulfur dioxide scrubber and low nitrogen oxide burners at the Dave Johnston generating facility and costs for installation or upgrade of sulfur dioxide scrubbers on various other generating facilities.

•
Transmission system investments totaling $246 million, including construction costs for the Populus to Terminal segment of the Energy Gateway Transmission Expansion Program, which was placed in service in 2010.

•	The construction of wind-powered generating facilities totaling $147 million for the 111-MW Dunlap Ranch I wind project that was placed in service in October 2010.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $547 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2011 were $(265) million. Uses of cash totaled $664 million and substantially consisted of $550 million for dividends paid to PPW Holdings, $73 million for scheduled repayments on long-term debt and $36 million for the net repayment of short-term debt. Sources of cash totaled $399 million and consisted of proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the nine-month period ended September 30, 2010 were $130 million, which primarily consisted of $100 million of capital contributions and $34 million of net borrowings of short-term debt.

Short-term Debt and Revolving Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of September 30, 2011, PacifiCorp had no short-term debt outstanding. As of December 31, 2010, PacifiCorp had $36 million of short-term debt outstanding at a weighted average interest rate of 0.3%.

Long-term Debt

In May 2011, PacifiCorp issued $400 million of 3.85% First Mortgage Bonds due June 15, 2021. The net proceeds were used to fund capital expenditures, repay short-term debt and for general corporate purposes.

PacifiCorp has regulatory authority from the OPUC and the IPUC to issue an additional $1.6 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

As of September 30, 2011, PacifiCorp had $601 million of letters of credit available to provide credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $587 million plus interest. These letters of credit were fully available as of September 30, 2011 and expire periodically through November 19, 2012.

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

Capital Expenditures

PacifiCorp has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; and the cost and availability of capital. Expenditures for compliance-related items, such as pollution-control technologies, replacement generation, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into PacifiCorp's rates.

Forecasted capital expenditures, which include amounts for expenditures accrued but not yet paid and exclude amounts for non-cash equity AFUDC, are approximately $1.6 billion for 2011 and include the following:

•	$230 million for generation development projects, primarily for development and construction of Lake Side 2, which is expected to be placed in service in 2014.

•
$234 million for transmission system investments, including $169 million for the Energy Gateway Transmission Expansion Program, which includes permitting, right-of-way and initial construction costs for the Mona to Oquirrh transmission line.

•
$206 million for environmental projects to install and upgrade emissions control equipment at certain coal-fired generating facilities to meet air quality and visibility permit requirements through reductions of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis and receives a formal notification in five states as to whether the IRP meets the commission's IRP standards and guidelines, referred to as acknowledgment. In March 2011, PacifiCorp filed its 2011 IRP with the state commissions. In June 2011, an addendum to the 2011 IRP with supplemental resource analysis was filed with the state commissions. In September 2011, PacifiCorp received acknowledgment from the IPUC.

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

In October 2009, PacifiCorp filed a request for approval with the UPSC to re-issue the All Source RFP, which was previously suspended in April 2009. In October 2009 and November 2009, respectively, the UPSC and the OPUC approved resumption of the All Source RFP. The All Source RFP sought up to 1,500 MW on a system wide basis from projects with in-service dates from 2014 through 2016. In December 2009, the All Source RFP was issued to the market. As a result, PacifiCorp signed an engineer, procure and construct contract for Lake Side 2, which is expected to be placed in service in June 2014. The Lake Side 2 generating facility is currently being constructed adjacent to PacifiCorp's Lake Side generating facility, which is located in Vineyard, Utah, about 40 miles south of Salt Lake City. In April 2011, the UPSC issued an order approving the construction of Lake Side 2. PacifiCorp has obtained all of the necessary construction permits and certificates, and in May 2011, PacifiCorp issued a notice to proceed with construction of the Lake Side 2 generating facility.

In October 2011, PacifiCorp filed its draft 2016 All Source RFP with the UPSC and OPUC. The 2016 All Source RFP will seek 600 MW on a system wide basis from projects to be in service by June 2016. The 2016 All Source RFP will be issued to the market in early 2012.

Contractual Obligations

As of September 30, 2011, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010 other than the 2011 debt issuance previously discussed and the additional purchase obligation disclosed in Note 8 of Notes to Consolidated Financial Statements. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

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

FERC

As a result of a 2007 multi-party settlement with the FERC regarding long-term shared usage, coordinated operation and maintenance, and planning of certain 500-kV transmission lines, PacifiCorp agreed to file a Federal Power Act Section 205 rate change filing for its system-wide transmission service rates no later than June 1, 2011. In May 2011, PacifiCorp filed its Federal Power Act Section 205 rate case. In August 2011, the FERC issued an order accepting PacifiCorp's filing and allowing the proposed rates to become effective December 25, 2011, subject to refund. The FERC has requested that PacifiCorp and intervenors to the proceeding seek to arrive at a settlement for the proposed rates. If a settlement is not reached, hearings will be held before the FERC to arrive at final approved rates. Settlement discussions are underway with intervenors.

State Regulatory Matters

Utah

In March 2009, PacifiCorp filed for an ECAM with the UPSC. The filing recommended that the UPSC adopt the mechanism to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. In February 2010, PacifiCorp filed an application with the UPSC seeking approval to defer the difference between the net power costs allowed by the UPSC's final order in PacifiCorp's 2009 general rate case and the actual net power costs incurred. Also in February 2010, the Utah Association of Energy Users filed a motion with the UPSC requesting deferral of incremental REC revenue in excess of the REC value utilized in Utah rates established by the 2009 general rate case. In July 2010, the UPSC issued an order approving a stipulation that would establish deferred accounts for both net power costs and REC revenues in excess of the levels currently included in rates, subject to the UPSC's final determination of the ratemaking treatment of the deferrals. In December 2010, the UPSC approved a separate stipulation that provided a $3 million monthly credit to customers effective January 1, 2011 to be applied toward the UPSC's final decision. In March 2011, the UPSC issued its final order approving the use of an EBA in Utah to begin at the conclusion of the general rate case described below. Under the EBA, which has been established as a four year pilot program, 70% of any difference between actual net power costs incurred and the amount of net power costs recovered through base rates, subject to certain other adjustments, are deferred during the calendar year. PacifiCorp must then file by March 15 of the following year to initiate collection or refund of the deferred balance. The UPSC did not address in its EBA order the ratemaking treatment of the deferred accounts for net power costs and REC revenues in excess of the levels included in rates since the 2009 general rate case. In April 2011, PacifiCorp filed a petition with the UPSC for clarification and reconsideration of certain aspects of the EBA order. In May 2011, the UPSC granted PacifiCorp's petition for reconsideration of the UPSC's decision to exclude financial swaps from the EBA. The UPSC denied reconsideration of the 70% sharing of incremental net power costs not in base rates and clarified that the final order does not preclude future consideration of balancing account treatment for REC sales. These issues are included in the settlement described in the following paragraph.

In January 2011, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $232 million, or an average price increase of 14%. In June 2011, PacifiCorp filed its rebuttal testimony with the UPSC reducing the requested rate increase to $188 million, or an average price increase of 11%. In July 2011, PacifiCorp filed a settlement with the UPSC, which was approved by the UPSC in August 2011 and resulted in a $117 million rate increase, or an average price increase of 7% effective September 21, 2011. The settlement resolves all major dockets outstanding before the UPSC. Under the terms of the settlement, financial swaps are included in the EBA and a collaborative process with Utah stakeholders may result in future modifications to PacifiCorp's risk management and hedging policies. The settlement also concludes the ratemaking treatment of deferred accounts for net power costs and estimated sales of RECs in excess of the levels included in rates since the 2009 general rate case. The settlement provides for $60 million of net power costs in excess of amounts included in base rates to be recovered from Utah customers over a three-year period beginning June 1, 2012, without carrying charges. The settlement also provides for a $33 million credit to customers related to sales of RECs that substantially occurred in prior years and that will be credited to Utah customers over a period of approximately nine months beginning September 21, 2011, plus carrying charges. The settlement also establishes a balancing account for prospective REC sales. The settlement stipulation defers decisions regarding the ratemaking treatment associated with the Klamath hydroelectric system's four mainstem dams and relicensing and settlement costs as described in Note 8 to Notes to Consolidated Financial Statements.

Oregon

In March 2011, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $62 million to recover the anticipated net power costs forecasted for calendar year 2012. In July 2011, PacifiCorp filed updated net power costs, reflecting an increase in the overall request to $63 million. In August 2011, PacifiCorp filed its surrebuttal testimony in the TAM proceeding decreasing the overall request to $59 million due to a reduction in forecasted net power costs. In September 2011, PacifiCorp reached a settlement with several parties, including the OPUC staff, to reduce the requested increase to $51 million, or an average price increase of 4%. The OPUC is expected to issue a decision on the stipulation in the fourth quarter of 2011. The new rates are subject to updates through November 2011 and will be effective January 1, 2012.

In October 2010, PacifiCorp filed its 2009 tax report under Oregon Senate Bill 408 ("SB 408"). In January 2011, PacifiCorp entered into a stipulation with the OPUC staff and the Citizens' Utility Board of Oregon, whereby PacifiCorp, the OPUC staff and the Citizens' Utility Board of Oregon agreed to a surcharge of $13 million, plus interest. In April 2011, the OPUC issued an order adopting the stipulation without significant modification. The $13 million, plus interest, was recorded in earnings in the second quarter of 2011 and is being collected over a one-year period that began in June 2011.

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

In November 2010, PacifiCorp filed a general rate case with the WPSC requesting a rate increase of $98 million, or an average price increase of 17%. In May 2011, PacifiCorp filed its rebuttal testimony with the WPSC reducing the requested rate increase to $80 million. In June 2011, the WPSC approved a multi-party stipulation resulting in an annual rate increase of $62 million, or an average price increase of 11%. The stipulation also established a surcredit and a balancing account to pass on to or collect from customers any difference between the amount of the REC sales established in the surcredit and actual REC sales. The surcredit will be established annually based on PacifiCorp's forecasted REC sales, and the difference between the surcredit and actual REC sales will be tracked in the balancing account. For 2011, the surcredit was set at $17 million, or a 3% reduction. The rates were effective September 22, 2011.

In February 2011, PacifiCorp filed its final PCAM application with the WPSC requesting recovery of $16 million in deferred net power costs over the 12-month period ending March 31, 2012. PacifiCorp requested and received approval from the WPSC to implement an $11 million interim rate increase over the $5 million reflected in the tariff to be effective from April 1, 2011 until the WPSC issues a final order. In September 2011, PacifiCorp reached an agreement with intervening parties and filed a stipulation with the WPSC to recover $14 million in deferred net power costs. In October 2011, the WPSC approved the stipulation with an effective date of November 1, 2011.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the twelve-month period ended March 31, 2012. The new rates were effective in April 2011. In April 2011, PacifiCorp filed a petition for reconsideration requesting the WUTC reconsider various items on the final order, including income tax and net power cost issues and the WUTC's conclusions with respect to rate of return. The WUTC staff also filed a petition for reconsideration. In May 2011, the WUTC denied the petitions for reconsideration filed by PacifiCorp and the WUTC staff. In May 2011 in accordance with the March 2011 order, PacifiCorp submitted additional information to the WUTC regarding PacifiCorp's proceeds from sales of RECs for the period January 1, 2009 forward and a detailed proposal for a tracking mechanism for proceeds of RECs. In July 2011, the WUTC issued an order requiring additional testimony regarding the ratemaking treatment of historical Washington-allocated proceeds from sales of RECs and the tracking mechanism. Initial and reply briefs from all parties are due in November 2011.

In July 2011, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $13 million, or an average price increase of 4%, with an effective date no later than June 1, 2012.

Idaho

In May 2010, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $28 million, or an average price increase of 14%. In November 2010, the requested annual increase was reduced to $25 million, or an average price increase of 12%. In December 2010, the IPUC issued an interim order approving an annual increase of $14 million, or an average price increase of 7% with an effective date of December 28, 2010. In February 2011, the IPUC issued its final order with no revisions to the December 2010 increase. In March 2011, PacifiCorp petitioned the IPUC seeking reconsideration or rehearing on certain aspects of the order, including the IPUC's conclusion that 27% of PacifiCorp's Populus to Terminal transmission line investment is not currently used and useful and should be carried as plant held for future use. The Idaho-allocated share of 27% of the investment is approximately $13 million. In April 2011, the IPUC issued an order, accepting in part and rejecting in part, PacifiCorp's motion for reconsideration, resulting in no significant changes to the IPUC's initial order. In May 2011, PacifiCorp filed an appeal of the Populus to Terminal decision to the Idaho Supreme Court requesting a determination on the legality of the IPUC's decision to exclude 27% of the Populus to Terminal line as a result of its conclusion that the line is not fully used and useful. As a result of the settlement discussed below, PacifiCorp has joined in a motion filed with the Idaho Supreme Court in October 2011, to stay the procedural schedule associated with the appeal until January 30, 2012. Should the Idaho Supreme Court grant the motion, it will allow time for the IPUC to issue an order approving the treatment of the Populus to Terminal investment set forth in the settlement of the May 2011 general rate case described below.

In May 2011, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $33 million, or an average price increase of 15%. In October 2011, a settlement was reached with the majority of parties in the case that, if approved by the IPUC, will result in a two-year agreement to increase rates by $17 million each year effective January 1, 2012 and January 1, 2013, representing an average price increase of 8% and 7%, respectively. If approved, the settlement will also resolve the dispute over the 27% of PacifiCorp's Populus to Terminal investment and recommends that the IPUC provide recovery of PacifiCorp's investment beginning on or after January 1, 2014. Hearings in the general rate case are scheduled for December 2011.

In February 2011, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $13 million in deferred net power costs. In March 2011, the IPUC issued an order approving recovery of $10 million beginning April 1, 2011 and the remaining $3 million beginning in 2012.

California

In August 2011, PacifiCorp filed an application with the CPUC to increase rates pursuant to the ECAC. In the application, PacifiCorp requested a rate increase of $2 million, or an average price increase of 2%. If approved by the CPUC, the new rates will be effective January 1, 2012.

In October 2011, PacifiCorp filed its annual PTAM attrition adjustment with the CPUC. The filing requested an increase of $1 million, or an average price increase of 1%. If approved by the CPUC, the new rates will be effective January 1, 2012.

Hydroelectric Decommissioning

Condit Hydroelectric Facility - White Salmon River, Washington

In September 1999, a settlement agreement to remove the 14‑MW Condit hydroelectric facility was signed by PacifiCorp, state and federal agencies and non-governmental organizations. In early February 2005, the parties agreed to modify the settlement agreement, establishing a total cost to decommission not to exceed $21 million, excluding inflation. In October 2010, the Washington Department of Ecology issued a Clean Water Act 401 certificate, and in December 2010, the FERC issued a surrender order for project decommissioning modifying PacifiCorp's proposed decommissioning plans and directing a 2011 decommissioning. In January 2011, PacifiCorp filed a request for clarification and rehearing of the surrender order and a motion for stay with the FERC requesting reinstatement of PacifiCorp's decommissioning proposal. In April 2011, the FERC issued an order on rehearing, granting PacifiCorp nearly all of the changes it requested, but did not shorten the required agency consultation and FERC approval periods. In June 2011, PacifiCorp formally notified the FERC of its acceptance of the terms and conditions of the orders that govern the surrender of the project license. PacifiCorp commenced on-site decommissioning activities in June 2011 and the dam was breached in late October 2011 as planned. Post breach, near-term activities will focus on sediment management within the former reservoir area. Complete dam removal is expected by September 2012.

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

Clean Air Standards

Clean Air Mercury Rule/Hazardous Air Pollutant Maximum Achievable Control Technology Standards

In March 2011, the EPA proposed a new rule that will require coal-fired generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of a "Maximum Achievable Control Technology" standard rather than a cap-and-trade system. The public comment period closed in August 2011 and the final rule is expected to be issued in November 2011. The proposed rule requires that new and existing coal-fired facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the final rule is promulgated, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. Until the rule is final, PacifiCorp cannot fully determine the costs to comply with the requirements; however, PacifiCorp believes that its emission reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's proposed rules and will support PacifiCorp's ability to comply with the proposal's standards for acid gases and non-mercury metallic hazardous air pollutants. PacifiCorp anticipates having to take additional actions to reduce mercury emissions and otherwise comply with the proposal's standards. Incremental costs to install and maintain mercury emissions control equipment and additional emissions monitoring equipment at each of PacifiCorp's coal-fired generating facilities will increase the cost of providing service to customers.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's generating facilities meet the threshold applicability criteria to be eligible units under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas by requiring emissions controls, known as best available retrofit technology, on sources constructed between 1962 and 1977 with emissions that are anticipated to cause or contribute to impairment of visibility. Utah submitted its SIP and suggested that the emissions reduction projects planned by PacifiCorp are sufficient to meet its initial emissions reduction requirements. Utah approved amendments to its SIP submittal in April 2011, and those amendments, along with its previous SIP submittal, await approval or further direction from the EPA. Wyoming submitted its regional haze SIP to the EPA in January 2011. PacifiCorp believes that its planned emissions reduction projects will satisfy the regional haze requirements in Utah and Wyoming. It is possible that additional controls may be required after the respective SIPs have been considered by the EPA or that the timing of installation of planned controls could change. In October 2011, the EPA issued a Clean Air Act Section 114 request for information seeking analyses relating to best available retrofit technology at PacifiCorp's Hunter and Huntington generating facilities in Utah. The request is currently under review.

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

New major sources are also required to undergo permitting and install the best available control technology if their GHG emissions exceed the applicable threshold. Several legal challenges have been filed to the EPA's final GHG Tailoring Rule in the United States Court of Appeals for the District of Columbia Circuit. The EPA issued GHG best available control technology guidance documents in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. Permitting authorities are beginning to implement the GHG Tailoring Rule and determine what constitutes best available control technology for GHG. PacifiCorp is in the process of obtaining permits for certain existing facilities to install emissions reduction equipment to comply with the Regional Haze Rules and assessed the impacts of the projects on GHG emissions under the GHG Tailoring Rule. No GHG emissions limit is expected to be included in the permits. However, Lake Side 2 was subject to a best available control technology review and the permit includes a limit for carbon dioxide equivalent emissions. The GHG Tailoring Rule will result in the imposition of a permit limit for GHG emissions at certain facilities, which management believes will not have a material impact on PacifiCorp.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emission reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. However, in mid-September, the EPA indicated it would not meet the September 30, 2011 deadline to promulgate the standards and it has not yet established a new schedule for issuing the proposed rules. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on PacifiCorp cannot be determined.

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

•
In October 2011, the California Air Resources Board adopted a GHG cap-and-trade program that will be implemented effective January 1, 2012 and will impose compliance obligations on entities in 2013. In addition, California law imposes a GHG emissions performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the GHG emissions levels of a state-of-the-art combined-cycle natural gas-fired generating facility, as well as legislation that adopts an economy-wide cap on GHG emissions to 1990 levels by 2020.

Reporting

California mandatory GHG reporting requirements began with 2008 emissions and PacifiCorp has reported its emissions annually since their inception. In September 2009, the EPA issued its final rule regarding mandatory GHG Reporting beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. PacifiCorp is subject to this requirement and submitted its first report prior to September 30, 2011.

Federal Legislation

Legislation introduced in the 112th Congress has been focused on repeal or delay of the EPA's ability to regulate GHG emissions. There is currently no federal legislation pending to regulate GHG emissions.

Renewable Portfolio Standards

In 2011, the California Legislature passed, and the governor signed, legislation to expand the state's RPS to require an average of 20% of retail load to be procured from renewable resources by December 31, 2013, 25% by December 31, 2016 and 33% by December 31, 2020 and each year thereafter. The new law supersedes the California Air Resources Board 33% renewable electricity standard adopted pursuant to Executive Order S-21-09 in September 2009. The 2011 legislation expands the RPS to all California retail sellers, changes the flexible compliance mechanisms for retail sellers and limits the use of out-of-state renewable electricity generation to comply with the law.

Water Quality Standards

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than 2 million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The rule is required to be finalized by the EPA by July 2012. PacifiCorp will be required to complete impingement and entrainment studies in 2013. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that PacifiCorp's existing intake structures require modification, the costs are not anticipated to be significant.

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

In accordance with industry practice, certain wholesale energy agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2011, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of September 30, 2011, PacifiCorp would have been required to post $288 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Reform Act"). The Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act, including collateral requirements on derivative contracts, are the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete.

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

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2010. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of September 30, 2011.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Item 3 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1 of each of PacifiCorp's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

In October 2005, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court for Salt Lake County, Utah ("Third District Court") by USA Power, LLC and its affiliated companies, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, "USA Power"), against Utah attorney Jody L. Williams and the law firm Holme, Roberts & Owen, LLP, who represent PacifiCorp on various matters from time to time. USA Power was the developer of a planned generation project in Mona, Utah called Spring Canyon, which PacifiCorp, as part of its resource procurement process, at one time considered as an alternative to the Currant Creek generating facility. USA Power's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims. USA Power seeks $250 million in damages, statutory doubling of damages for its trade secrets violation claim, punitive damages, costs and attorneys' fees. The statutory doubling of damages only applies to the plaintiffs' trade secret claim and could increase the total damages sought to $500 million. After considering various motions for summary judgment, the court ruled in October 2007 in favor of PacifiCorp on all counts and dismissed the plaintiffs' claims in their entirety. In February 2008, the plaintiffs filed a petition requesting consideration by the Utah Supreme Court of two of their five claims. The plaintiffs' request was granted and they filed a brief in November 2008 with the Utah Supreme Court. In January 2009, PacifiCorp filed its reply brief. In May 2010, the Utah Supreme Court reversed and remanded the case back to the Third District Court for further consideration. The Third District Court set an eight-week trial for June and July 2011, but postponed the trial just before it was set to begin. In September 2011, the case was assigned to a new judge who established a new trial date beginning April 2012. PacifiCorp cannot predict the outcome of these proceedings, but believes that the outcome will not have a material impact on its consolidated financial results.

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

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the three- and nine-month periods ended September 30, 2011. Legal actions pending before the Federal Mine Safety and Health Review Commission, which are not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of September 30, 2011. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the nine-month period ended September 30, 2011. In addition, there were no fatalities at PacifiCorp's coal mines or coal processing facilities during the nine-month period ended September 30, 2011.

	Mine Safety Act
Coal Mine or Coal Processing Facility	Section 104 Significant & Substantial Citations(1)	Section 104(b) Orders(2)	Section 104(d) Citations & Orders(3)	Section 110(b)(2) Citations(4)	Section 107(a) Imminent Danger Orders(5)	Section 104(e) Notice(6)	Total Value of Proposed MSHA Assessments (in thousands)	Legal Actions Pending
Three-month period ended September 30, 2011
Deer Creek	7	—	—	—	—	—	$9	12
Bridger (surface)	—	—	—	—	—	—	1	6
Bridger (underground)	6	—	—	—	—	—	54	18
Cottonwood Preparatory Plant	—	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—
Nine-month period ended September 30, 2011
Deer Creek	14	—	—	—	—	—	$29	12
Bridger (surface)	6	—	—	—	—	—	10	6
Bridger (underground)	32	1	—	—	—	—	120	18
Cottonwood Preparatory Plant	1	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

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

PACIFICORP
(Registrant)

Date: November 4, 2011	/s/ Douglas K. Stuver
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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated herein by reference.