Form 10-K
period 2011-12-31
PACIFICORP /OR/
filed 2012-02-27
CIK 75594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011
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
Yes ☐ No ☒

All shares of outstanding common stock of PacifiCorp are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309. As of January 31, 2012, 357,060,915 shares of common stock were outstanding.

Definition of Abbreviations and Industry Terms

When used in Part I, Items 1 through 4, and Part II, Items 5 through 7A and Items 9, 9A and 9B, the following terms have the definitions indicated.

PacifiCorp and Related Entities
MEHC	MidAmerican Energy Holdings Company
PacifiCorp	PacifiCorp and its subsidiaries
PPW Holdings	PPW Holdings LLC, a wholly owned subsidiary of MEHC and PacifiCorp's direct parent company
PMI	Pacific Minerals, Inc.
Fossil Rock	Fossil Rock Fuels, LLC
Bridger Coal	Bridger Coal Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries
Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CPUC	California Public Utilities Commission
DSM	Demand-side Management
EBA	Energy Balancing Account
ECAC	Energy Cost Adjustment Clause
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GHG Reporting	Greenhouse Gases Reporting
GWh	Gigawatt hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
kV	Kilovolt
Mine Safety Act	Federal Mine Safety and Health Act of 1977
MSHA	Federal Mine Safety and Health Administration
MW	Megawatts
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
PTAM	Post Test-year Adjustment Mechanism
RAC	Renewable Adjustment Clause
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
RFPs	Requests for Proposals
RPS	Renewable Portfolio Standards
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•
the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies and PacifiCorp's ability to recover costs in rates in a timely manner;

•
changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage, electricity supply or PacifiCorp's ability to obtain long-term contracts with customers and suppliers;

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

•
the impact of investment performance and changes in interest rates, legislation, healthcare cost trends, mortality and morbidity on PacifiCorp's pension and other postretirement benefits expense and funding requirements and the multiemployer plans to which PacifiCorp contributes;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generating facilities and infrastructure additions;

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on PacifiCorp's consolidated financial results;

•	other risks or unforeseen events, including the effects of storms, floods, litigation, wars, terrorism, embargoes and other catastrophic events; and

•	other business or investment considerations that may be disclosed from time to time in PacifiCorp's filings with the SEC or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting PacifiCorp are described in Item 1A and other discussions contained in this Form 10-K. PacifiCorp undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.	Business

General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated, vertically integrated electric company serving 1.7 million retail customers, including residential, commercial, industrial and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, 75 thermal, hydroelectric, wind-powered and geothermal generating facilities, with a net owned capacity of 10,597 MW. PacifiCorp also owns, or has interests in, electric transmission and distribution assets, and transmits electricity through approximately 16,200 miles of transmission lines. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants as a result of excess electricity generation or other system balancing activities. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining and environmental remediation services. PacifiCorp is an indirect subsidiary of MEHC, a holding company based in Des Moines, Iowa, that owns subsidiaries principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway. MEHC controls substantially all of PacifiCorp's voting securities, which include both common and preferred stock.

PacifiCorp's principal executive offices are located at 825 N.E. Multnomah Street, Portland, Oregon 97232, and its telephone number is (503) 813-5608. PacifiCorp was initially incorporated in 1910 under the laws of the state of Maine under the name Pacific Power & Light Company. In 1984, Pacific Power & Light Company changed its name to PacifiCorp. In 1989, it merged with Utah Power and Light Company, a Utah corporation, in a transaction wherein both corporations merged into a newly formed Oregon corporation. The resulting Oregon corporation was re-named PacifiCorp, which is the operating entity today.

Berkshire Hathaway Equity Commitment

Pursuant to an Equity Commitment Agreement (the "Berkshire Equity Commitment") among MEHC and Berkshire Hathaway amended as of March 1, 2011, Berkshire Hathaway has agreed to purchase up to $2.0 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The proceeds of any such equity contribution shall only be used by MEHC for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries, including PacifiCorp. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC's Board of Directors. The funding of each drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC's common stock. PacifiCorp has no right to make or to cause MEHC to make any equity contribution requests. The Berkshire Equity Commitment expires on February 28, 2014.

Operations

PacifiCorp delivers electricity to customers in Utah, Wyoming and Idaho under the trade name Rocky Mountain Power and to customers in Oregon, Washington and California under the trade name Pacific Power. PacifiCorp's electric generation, commercial and trading, and coal mining functions are operated under the trade name PacifiCorp Energy. PacifiCorp owns or has contracts for fuel sources, such as coal and natural gas, and uses these fuel sources, as well as water, wind and geothermal resources to generate electricity at its generating facilities. This electricity, together with electricity purchased on the wholesale market, is then transmitted via a grid of transmission lines throughout PacifiCorp's six-state service area and the Western United States. The electricity is then transformed to lower voltages and delivered to customers through PacifiCorp's distribution system.

PacifiCorp's primary goal is to provide safe, reliable electricity to its customers at a reasonable cost. In return, PacifiCorp expects that all prudently incurred costs to provide such service will be included as allowable costs for ratemaking purposes and that it will be allowed an opportunity to earn a reasonable return on its investments.

PacifiCorp seeks to manage growth in its customer demand through the construction and purchase of cost-effective, environmentally prudent and efficient sources of power supply and through demand response and energy efficiency programs. During 2011, PacifiCorp began construction of the 637-MW Lake Side 2 combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2"), which is expected to be placed in service in 2014, to help meet future retail load growth and replace supply provided by wholesale contracts that are expiring or for which the level of supply has been reduced.

Employees

As of December 31, 2011, PacifiCorp, together with its subsidiaries, had approximately 6,400 employees, of which approximately 3,800 were covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Boilermakers and the United Mine Workers of America.

Retail Service Territories

PacifiCorp's combined service territory covers approximately 136,000 square miles and includes diverse regional economies ranging from rural, agricultural and mining areas to urban, manufacturing and government service centers. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp's exposure to economic fluctuations. In the eastern portion of the service territory, consisting of Utah, Wyoming and southeastern Idaho, the principal industries are manufacturing, mining or extraction of natural resources, agriculture, technology and recreation. In the western portion of the service territory, consisting of Oregon, southern Washington and northern California, the principal industries are agriculture, manufacturing, forest products, food processing, technology and primary metals.

PacifiCorp's operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The average term of the franchise agreements is approximately 30 years, although their terms range from five years to indefinite. Several of these franchise agreements allow the municipality the right to seek amendment to the franchise agreement at a specified time during the term. PacifiCorp generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electric service to those customers.

The GWh and percentages of electricity sold to retail customers by jurisdiction were as follows for the years ended December 31:

	2011		2010		2009

Utah	23,245	43%	22,477	42%	22,098	42%
Oregon	13,014	24	12,717	24	13,422	25
Wyoming	9,793	18	9,680	18	9,202	17
Washington	4,006	7	3,985	8	4,184	8
Idaho	3,440	6	3,326	6	2,956	6
California	809	2	831	2	848	2
	54,307	100%	53,016	100%	52,710	100%

The following map highlights PacifiCorp's retail service territories, generating facility locations, coal mines in which PacifiCorp has an interest and PacifiCorp's primary transmission lines as of December 31, 2011. PacifiCorp's generating facilities are interconnected through PacifiCorp's own transmission lines or by contract through transmission lines owned by others.

(a)	Access to other entities' transmission lines through wheeling arrangements.

Customers

Electricity sold to retail and wholesale customers by class of customer, total GWh sold and the average number of retail customers for the years ended December 31 were as follows:

	2011		2010		2009
GWh sold:
Residential	16,046	25%	15,795	24%	15,999	24%
Commercial	16,489	25	15,969	25	16,194	25
Industrial	21,229	32	20,680	32	19,934	31
Other	543	1	572	1	583	1
Total retail	54,307	83	53,016	82	52,710	81
Wholesale	10,767	17	11,415	18	12,349	19
Total GWh sold	65,074	100%	64,431	100%	65,059	100%

Average number of retail customers (in thousands):
Residential	1,483	85%	1,475	85%	1,467	85%
Commercial	221	13	220	13	214	13
Industrial	34	2	34	2	34	2
Other	4	—	4	—	4	—
Total	1,742	100%	1,733	100%	1,719	100%

Retail customers:
Average usage per customer (kilowatt hours)	31,175		30,595		30,672
Average revenue per customer	$2,331		$2,142		$2,076
Revenue per kilowatt hour	7.5¢		7.0¢		6.8¢

Customer Usage and Seasonality

In addition to the variations in weather from year to year, fluctuations in economic conditions within PacifiCorp's service territory and elsewhere impact customer usage, particularly for industrial and wholesale customers. Beginning in the fourth quarter of 2008 and continuing into 2009, certain customer usage levels declined due to the effects of the economic conditions in the United States. The declining usage trend reversed during 2010 in the eastern side of PacifiCorp's service territory although partially offset by unfavorable weather conditions. The declining usage trend continued during 2010 in the western side of PacifiCorp's service territory. During 2011, PacifiCorp's customer usage levels increased in the eastern service territory primarily due to improving economic conditions and increased in the western service territory mainly due to weather impacts.

The annual hourly peak customer demand, which represents the highest demand on a given day and at a given hour, is typically highest in the summer across PacifiCorp's service territory when air conditioning and irrigation systems are heavily used. The service territory also has a winter peak, which is primarily due to heating requirements in the western portion of PacifiCorp's service territory. During 2011, PacifiCorp's peak demand was 9,431 MW in the summer and 8,786 MW in the winter.

Generating Facilities and Fuel Supply
PacifiCorp is required to have resources available to continuously meet its customer needs. The percentage of PacifiCorp's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages; fuel commodity prices; fuel transportation costs; weather; environmental considerations; transmission constraints; and wholesale market prices of electricity. PacifiCorp evaluates these factors continuously in order to facilitate economical dispatch of its generating facilities. When factors for one energy source are less favorable, PacifiCorp must place more reliance on other energy sources. For example, PacifiCorp can generate more electricity using its low cost hydroelectric and wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with hydroelectric and wind resources are less favorable, PacifiCorp increases its reliance on coal- and natural gas-fueled generation or purchased electricity. In addition to meeting its customers' energy needs, PacifiCorp is required to maintain operating reserves on its system to mitigate unplanned outages or other disruption in supply, and to meet intra-hour changes in load and resource balance. This operating reserve requirement is dispersed across PacifiCorp's generation portfolio on a least-cost basis based on the operating characteristics of the portfolio. Operating reserves may be held on hydroelectric, coal-fueled or natural gas-fueled resources. PacifiCorp manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives, including forwards, futures, options, swaps and other agreements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

PacifiCorp has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding PacifiCorp's owned generating facilities as of December 31, 2011:

	Location	Energy Source	Installed	Facility Net Capacity (MW)(1)	Net Owned Capacity (MW)(1)
COAL:
Jim Bridger	Rock Springs, WY	Coal	1974-1979	2,118	1,412
Hunter Nos. 1, 2 and 3	Castle Dale, UT	Coal	1978-1983	1,352	1,147
Huntington	Huntington, UT	Coal	1974-1977	909	909
Dave Johnston	Glenrock, WY	Coal	1959-1972	762	762
Naughton	Kemmerer, WY	Coal	1963-1971	700	700
Cholla No. 4	Joseph City, AZ	Coal	1981	395	395
Wyodak	Gillette, WY	Coal	1978	335	268
Carbon	Castle Gate, UT	Coal	1954-1957	172	172
Craig Nos. 1 and 2	Craig, CO	Coal	1979-1980	863	166
Colstrip Nos. 3 and 4	Colstrip, MT	Coal	1984-1986	1,480	148
Hayden Nos. 1 and 2	Hayden, CO	Coal	1965-1976	446	78
				9,532	6,157
NATURAL GAS:
Lake Side	Vineyard, UT	Natural gas/steam	2007	558	558
Currant Creek	Mona, UT	Natural gas/steam	2005-2006	550	550
Chehalis	Chehalis, WA	Natural gas/steam	2003	520	520
Hermiston	Hermiston, OR	Natural gas/steam	1996	474	237
Gadsby Steam	Salt Lake City, UT	Natural gas	1951-1955	231	231
Gadsby Peakers	Salt Lake City, UT	Natural gas	2002	120	120
				2,453	2,216
HYDROELECTRIC: (2)
Lewis River System (3)	WA	Hydroelectric	1931-1958	578	578
North Umpqua River System (4)	OR	Hydroelectric	1950-1956	204	204
Klamath River System (5)	CA, OR	Hydroelectric	1903-1962	170	170
Bear River System (6)	ID, UT	Hydroelectric	1908-1984	105	105
Rogue River System (7)	OR	Hydroelectric	1912-1957	52	52
Minor hydroelectric facilities	Various	Hydroelectric	1895-1986	36	36
				1,145	1,145
WIND: (2)
Marengo	Dayton, WA	Wind	2007	140	140
Dunlap Ranch I	Medicine Bow, WY	Wind	2010	111	111
Leaning Juniper 1	Arlington, OR	Wind	2006	101	101
High Plains	McFadden, WY	Wind	2009	99	99
Rolling Hills	Glenrock, WY	Wind	2009	99	99
Glenrock	Glenrock, WY	Wind	2008	99	99
Seven Mile Hill	Medicine Bow, WY	Wind	2008	99	99
Goodnoe Hills	Goldendale, WA	Wind	2008	94	94
Marengo II	Dayton, WA	Wind	2008	70	70
Foote Creek	Arlington, WY	Wind	1999	41	32
Glenrock III	Glenrock, WY	Wind	2009	39	39
McFadden Ridge I	McFadden, WY	Wind	2009	28	28
Seven Mile Hill II	Medicine Bow, WY	Wind	2008	20	20
				1,040	1,031
GEOTHERMAL AND OTHER: (2)
Blundell	Milford, UT	Geothermal	1984, 2007	34	34
Camas Co-Gen	Camas, WA	Black liquor	1996	14	14
				48	48
Total available generating capacity				14,218	10,597
PROJECTS UNDER CONSTRUCTION: (8)
Lake Side 2	Vineyard, UT	Natural gas/steam		637	637
				14,855	11,234

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

(5)
The license for these facilities was valid through February 2006, and they currently operate under annual licenses. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for an update regarding hydroelectric relicensing for the Klamath River hydroelectric system.

(6)	The license is valid through March 2024 for Cutler and through November 2033 for the Grace, Oneida and Soda hydroelectric generating facilities.

(7)	The license is valid through December 2018 for Prospect No. 3 and through March 2038 for the Prospect Nos. 1, 2 and 4 hydroelectric generating facilities.

(8)	Facility Net Capacity and Net Owned Capacity for projects under construction each represent the estimated rating.
The following table shows the percentages of PacifiCorp's total energy supplied by energy source for the years ended December 31:

	2011	2010	2009

Coal	59%	62%	63%
Natural gas	9	12	12
Hydroelectric	7	5	5
Other	5	5	4
Total energy generated	80	84	84
Energy purchased - short-term contracts and other	12	8	10
Energy purchased - long-term contracts	8	8	6
	100%	100%	100%

Coal

PacifiCorp has interests in coal mines that support its coal-fueled generating facilities and operates the Deer Creek, Bridger surface and Bridger underground coal mines. These mines supplied 28%, 29% and 31% of PacifiCorp's total coal requirements during the years ended December 31, 2011, 2010 and 2009, respectively. The remaining coal requirements are acquired through long- and short-term third-party contracts. PacifiCorp also operates the Cottonwood Preparatory Plant and Wyodak Coal Crushing Facility. PacifiCorp's mines are located adjacent to certain of its coal-fueled generating facilities, which significantly reduces overall transportation costs. Most of PacifiCorp's coal reserves are held pursuant to leases from the federal government through the Bureau of Land Management and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended only with the consent of the lessor and require payment of rents and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities.

Coal reserve estimates are subject to adjustment as a result of the development of additional engineering and geological data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves. Recoverable coal reserves of operating mines as of December 31, 2011, based on PacifiCorp's most recent engineering studies, were as follows (in millions):

Coal Mine	Location	Generating Facility Served	Mining Method	Recoverable Tons

Bridger	Rock Springs, WY	Jim Bridger	Surface	41	(1)
Bridger	Rock Springs, WY	Jim Bridger	Underground	39	(1)
Deer Creek	Huntington, UT	Huntington, Hunter and Carbon	Underground	27	(2)
Trapper	Craig, CO	Craig	Surface	45	(3)
				152

(1)
These coal reserves are leased and mined by Bridger Coal, a joint venture between PMI and a subsidiary of Idaho Power Company. PMI, a wholly owned subsidiary of PacifiCorp, has a two-thirds interest in the joint venture. The amounts included above represent only PacifiCorp's two-thirds interest in the coal reserves.

(2)	These coal reserves are leased by PacifiCorp and mined by a wholly owned subsidiary of PacifiCorp.

(3)
These coal reserves are leased and mined by Trapper Mining Inc., a cooperative, in which PacifiCorp has an ownership interest of 21%. The amount included above represents only PacifiCorp's 21% interest in the coal reserves. PacifiCorp does not operate the Trapper mine.

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

In June 2011, Fossil Rock, a wholly owned subsidiary of PacifiCorp, acquired the Cottonwood coal reserve lease in Emery County Utah. PacifiCorp intends to mine the Cottonwood coal reserves in the future and has estimated the recoverable tons to be 47 million.

Recoverability by surface mining methods typically ranges from 90% to 95%. Recoverability by underground mining techniques ranges from 50% to 70%. To meet applicable standards, PacifiCorp blends coal mined at its owned mines with contracted coal and utilizes emissions reduction technologies for controlling sulfur dioxide and other emissions. For fuel needs at PacifiCorp's coal-fueled generating facilities in excess of coal reserves available, PacifiCorp believes it will be able to purchase coal under both long- and short-term contracts to supply its generating facilities over their currently expected remaining useful lives.

During the year ended December 31, 2011, PacifiCorp-owned coal-fueled generating facilities held sufficient sulfur dioxide emission allowances to comply with the EPA Title IV requirements. For a further discussion regarding EPA requirements and other environmental laws and regulations, refer to "Environmental Laws and Regulations" in Item 7 of this Form 10-K.

Natural Gas

PacifiCorp uses natural gas as fuel for its combined- and simple-cycle natural gas-fueled generating facilities. Oil and natural gas are also used for igniter fuel and to fuel generation for transmission support and standby purposes. These sources are presently in adequate supply and available to meet PacifiCorp's needs.

PacifiCorp enters into forward natural gas purchases generally at floating market prices for physical delivery to its natural gas-fueled generating facilities. PacifiCorp purchases natural gas in the spot market generally at fixed market prices for physical delivery to fulfill any fuel requirements not already satisfied through forward purchases of natural gas and sells natural gas in the spot market for the disposition of any excess supply if the forecasted requirements of its natural gas-fueled generating facilities decrease. PacifiCorp also utilizes financial swap contracts to mitigate price risk associated with its forecasted fuel requirements.

Hydroelectric

The amount of electricity PacifiCorp is able to generate from its hydroelectric facilities depends on a number of factors, including snowpack in the mountains upstream of its hydroelectric facilities, reservoir storage, precipitation in its watersheds, generating unit availability and restrictions imposed by oversight bodies due to competing water management objectives.

PacifiCorp operates the majority of its hydroelectric generating portfolio under long-term licenses. The FERC regulates 98% of the net capacity of this portfolio through 15 individual licenses, which have terms of 30 to 50 years, while a portion of the portfolio is licensed under the Oregon Hydroelectric Act. For further discussion of PacifiCorp's hydroelectric relicensing and decommissioning activities, including updated information regarding the Klamath River hydroelectric system, refer to "Hydroelectric Relicensing" and "Hydroelectric Decommissioning" below and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Wind and Other Renewable Resources

PacifiCorp has pursued additional renewable resources as a viable, economical and environmentally prudent means of supplying electricity. Renewable resources have low to no emissions, require little or no fossil fuel and are complemented by PacifiCorp's other generating facilities and wholesale transactions. Wind-powered generating facilities placed in service by December 31, 2012 are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in service.

Wholesale Activities

PacifiCorp purchases and sells electricity in the wholesale markets as needed to balance its generation and long-term purchase commitments with its retail load and long-term wholesale sales obligations. PacifiCorp may also purchase electricity in the wholesale markets when it is more economical than generating electricity from its own facilities. When prudent, PacifiCorp enters into financial swap contracts and forward electricity sales and purchases for physical delivery at fixed prices to reduce its exposure to electricity price volatility.

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

PacifiCorp's transmission system is part of the Western Interconnection, the regional grid in the Western United States. The Western Interconnection includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. The map under "Service Territories" above shows PacifiCorp's primary transmission system.

As of December 31, 2011, PacifiCorp owned, or participated in, a transmission system consisting of approximately:

Nominal Voltage
(in kilovolts)
Transmission Lines	Miles(1)
500	700
345	2,400
230	3,300
161	300
138	2,200
46 to 115	7,300
16,200

(1)	Includes PacifiCorp's share of jointly owned lines.

PacifiCorp's transmission and distribution system included approximately 900 substations as of December 31, 2011. PacifiCorp's transmission system, together with contractual rights on other transmission systems, enables PacifiCorp to integrate and access generation resources to meet its customer load requirements.

PacifiCorp's Energy Gateway Transmission Expansion Program represents plans to build approximately 2,000 miles of new high-voltage transmission lines, with an estimated cost exceeding $6 billion, primarily in Wyoming, Utah, Idaho and Oregon. The $6 billion estimated cost includes: (a) the 345-kV Populus to Terminal transmission line was fully placed in service in 2010; (b) the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley expected to be placed in service in 2013; (c) the 345-kV transmission line being built between the Sigurd Substation in central Utah and the Red Butte Substation in southwest Utah expected to be placed in service in 2015; and (d) other segments that are expected to be placed in service through 2021, depending on siting, permitting and construction schedules. The transmission line segments are intended to: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area. Proposed transmission line segments are re-evaluated to ensure optimal benefits and timing before committing to move forward with permitting and construction. Through December 31, 2011, $1.1 billion had been spent and $827 million, including amounts capitalized for equity AFUDC, had been placed in service.

PacifiCorp's transmission and distribution system is managed on a coordinated basis to obtain maximum load-carrying capability and efficiency. Portions of PacifiCorp's transmission and distribution systems are located:

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

Future Generation and Conservation

Integrated Resource Plan

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis and receives a formal notification in five states as to whether the IRP meets the commission's IRP standards and guidelines, which is referred to as "acknowledgment." In March 2011, PacifiCorp filed its 2011 IRP with the state commissions. In June 2011, an addendum to the 2011 IRP with supplemental resource analysis was filed with the state commissions. PacifiCorp has received acknowledgment of its 2011 IRP from the WPSC, the WUTC and the IPUC. In January 2012, PacifiCorp filed an updated 2011 IRP action plan with the OPUC containing additional details to respond to issues raised by parties to the acknowledgment proceedings.

Requests for Proposals

PacifiCorp has issued individual RFPs, each of which focuses on a specific category of electric generation resources consistent with the IRP. The IRP and the RFPs provide for the identification and staged procurement of resources in future years to achieve a balance of load requirements and resources. As required by applicable laws and regulations, PacifiCorp files draft RFPs with the UPSC, the OPUC and the WUTC prior to issuance to the market. Approval by the UPSC, the OPUC or the WUTC may be required depending on the nature of the RFPs.

PacifiCorp's All Source RFP sought up to 1,500 MW on a system-wide basis from projects with in-service dates from 2014 through 2016 and was issued to the market in December 2009. As a result, PacifiCorp signed an engineer, procure and construct contract for Lake Side 2, which is expected to be placed in service in June 2014. In April 2011, the UPSC issued an order approving the construction of Lake Side 2. The Lake Side 2 generating facility is currently being constructed adjacent to PacifiCorp's Lake Side generating facility, which is located in Vineyard, Utah, about 40 miles south of Salt Lake City.

In October 2011, PacifiCorp filed its draft All Source RFP for a 2016 resource with the UPSC and OPUC. The All Source RFP seeks approximately 600 MW of new base load, intermediate or summer-peaking energy on a system-wide basis from projects to be placed in service by June 2016. The All Source RFP was approved by the UPSC and issued to the market in January 2012.

In February 2012 as a result of the 2010S Solar RFP, PacifiCorp entered into an agreement to either acquire or lease the 2-MW Black Cap Solar generating facility to be constructed near Lakeview, Oregon. The expected commercial operation date is October 2012.

Demand-side Management

PacifiCorp has provided a comprehensive set of DSM programs to its customers since the 1970s. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. PacifiCorp offers services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, PacifiCorp offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to solicit participation in load management programs by residential, business and agricultural customers through programs such as PacifiCorp's residential and small commercial air conditioner load control program and irrigation equipment load control programs. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency surcharges to retail customers or for recovery of costs through rates. In addition to these DSM programs, PacifiCorp has load curtailment contracts with a number of large industrial customers that deliver up to 305 MW of load reduction when needed. Recovery of the costs associated with the large industrial load management program is determined through PacifiCorp's general rate case process. During 2011, $114 million was expended on PacifiCorp's DSM programs, resulting in an estimated 539,197 MWh of first-year energy savings and an estimated 467 MW of peak load management. Total demand-side load available for control during 2011, including both load management from the large industrial curtailment contracts and DSM programs, was 719 MW.

General Regulation

PacifiCorp is subject to comprehensive governmental regulation, which significantly influences its operating environment, prices charged to customers, capital structure, costs and PacifiCorp's ability to recover costs. In addition to the following discussion, refer to "Liquidity and Capital Resources" in Item 7 and Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

State Regulation

Historically, state regulatory commissions have established retail rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover what state regulatory commissions deem to be the utility's reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments. A utility's cost of service generally reflects its allowed operating expenses, including cost of fuel, purchased energy and transmission; operation and maintenance expense; depreciation expense; and income and other tax expense; reduced by wholesale electricity sales and other revenue. The allowed operating expenses are typically based on estimates of normalized costs, which may differ from realized costs in a given year covered by the established rates. State regulatory commissions may adjust rates pursuant to a review of (a) the utility's revenue and expenses during a defined test period, (b) the utility's level of investment or (c) for other reasons. State regulatory commissions typically have the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of a utility, utility customer, a governmental agency or a representative of a group of customers. The utility and such parties, however, may agree with one another not to request a review of or changes to rates for a specified period of time.

PacifiCorp's retail rates are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services. PacifiCorp has established power cost adjustment mechanisms and other cost recovery mechanisms in certain states (as described in the table below), which help mitigate its exposure to changes in costs from those assumed in establishing base rates.

Except for Oregon and Washington, PacifiCorp has an exclusive right to serve retail customers within its service territories, and in turn, has the obligation to provide service to those customers. Under Oregon law, PacifiCorp has the exclusive right and obligation to provide electric distribution services to all customers within its allocated service territory; however, nonresidential customers have the right to choose alternative electricity service suppliers. The impact of this right on PacifiCorp's consolidated financial results has not been material. In Washington, state law does not provide for exclusive service territory allocation. PacifiCorp's service territory in Washington is surrounded by other public utilities with whom PacifiCorp has from time to time entered into service area agreements under the jurisdiction of the WUTC.

In addition to recovery through base rates, PacifiCorp also achieves recovery of certain costs through various adjustment mechanisms as summarized below.

State Regulator	Base Rate Test Period	Adjustment Mechanism

UPSC	Forecasted or historical with known and measurable changes (1)	EBA under which 70% of the difference between base net power costs set during a general rate case and actual net power costs is deferred and reflected in future rates.
Balancing account to provide for the recovery or refund of the difference between the level of REC revenues included in base rates and actual REC revenues.
Recovery mechanism for single capital investments that in total exceed 1% of existing rate base when a general rate case has occurred within the preceding 18 months.
OPUC	Forecasted	Annual TAM based on forecasted net variable power costs; no true-up to actual net variable power costs.
RAC to recover the revenue requirement of new renewable resources and associated transmission that are not reflected in general rates.
Balancing account to provide for the refund of actual REC revenues.
WPSC	Forecasted or historical with known and measurable changes (1)	ECAM under which 70% of the difference between base net power costs set during a general rate case and actual net power costs is deferred and reflected in future rates.
REC and sulfur dioxide revenue adjustment mechanism to provide for recovery or refund of 100% of any difference between actual REC and sulfur dioxide revenues and the level forecasted in base rates.
WUTC	Historical with known and measurable changes
Deferral mechanism of costs for up to 24 months of new base load generation resources and eligible renewable resources and related transmission that qualify under the state's emissions performance standard and are not reflected in base rates.

REC revenue tracking mechanism to provide for the refund of Washington-allocated REC revenues.
IPUC	Historical with known and measurable changes
ECAM under which 90% of the difference between base net power costs set during a general rate case and actual net power costs is deferred and reflected in future rates. Also provides for recovery or refund of 100% of the difference between the level of REC and sulfur dioxide revenues included in base rates and actual REC and sulfur dioxide revenues.

CPUC	Forecasted
PTAM for major capital additions that allows for rate adjustments outside of the context of a traditional general rate case for the revenue requirement associated with capital additions exceeding $50 million on a total-company basis. Filed as eligible capital additions are placed into service.

ECAC that allows for an annual update to actual and forecasted net variable power costs.
PTAM for attrition, a mechanism that allows for an annual adjustment to costs other than net variable power costs.

(1)	PacifiCorp has relied on both historical test periods with known and measurable adjustments, as well as forecasted test periods.

Generally, PacifiCorp's DSM program costs are collected through separately established rates that are adjusted periodically based on actual and expected costs as approved by the respective state regulatory commission. As such, DSM program activities have no impact on net income.

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

Wholesale Electricity and Capacity

The FERC regulates PacifiCorp's rates charged to wholesale customers for electricity and transmission capacity and related services. Most of PacifiCorp's wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility.

PacifiCorp is currently authorized by the FERC to sell electricity in wholesale electricity markets at market-based rates and is subject to triennial reviews conducted by the FERC. During such reviews, PacifiCorp must demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in its market areas. PacifiCorp's most recent triennial filing was made in June 2010. In June 2011, the FERC issued an order finding that PacifiCorp's submittals satisfied the FERC's requirements for market-based rate authority. The next triennial filing is due in June 2013. Under the FERC's market-based rules, PacifiCorp must also file with the FERC a notice of change in status when there is a significant change in the conditions that the FERC relied upon in granting market-based pricing authority.

Transmission

PacifiCorp's wholesale transmission services are regulated by the FERC under cost-based regulation subject to PacifiCorp's Open Access Transmission Tariff ("OATT"). In accordance with its OATT, PacifiCorp offers several transmission services to wholesale customers, including:

•	Network transmission service (service that integrates generating resources to serve retail loads);

•	Long- and short-term firm point-to-point transmission service (service with fixed delivery and receipt points); and

•	Non-firm point-to-point service (service with fixed delivery and receipt points on an as available basis).

These services are offered on a non-discriminatory basis, which means that all potential customers are provided an equal opportunity to access the transmission system. PacifiCorp's transmission business is managed and operated independently from its commercial and trading business in accordance with the FERC's Standards of Conduct. PacifiCorp has made several required compliance filings in accordance with these rules.

As described in "Regulatory Matters" in Item 7 of this Form 10-K, PacifiCorp adopted a cost-based formula rate under its OATT for its transmission services effective December 25, 2011. Cost-based formula rates are intended to be an effective means of recovering PacifiCorp's investments and associated costs of its transmission system without the need to file rate cases with the FERC, although the rates are subject to legal challenges at the FERC. A significant portion of these services are provided to PacifiCorp's commercial and trading function.

FERC Reliability Standards
The FERC has established an extensive number of reliability standards developed by the NERC and the WECC, including critical infrastructure protection standards and regional standard variations. PacifiCorp must comply with all applicable standards. Compliance, enforcement and monitoring oversight of these standards is carried out by the FERC, the NERC and the WECC. In 2007, the WECC audited PacifiCorp's compliance with several of the approved reliability standards, and in November 2008, the FERC assumed control of certain aspects of the WECC's audit. As discussed in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, in December 2011, the FERC approved a settlement among PacifiCorp, the FERC and the NERC that resolved the WECC audit items that were under the FERC's control, as well as certain other matters. The aspects of the 2007 audit not under the FERC's authority are closed as a result of PacifiCorp's July 2009 settlement with the WECC. The outcome of these matters did not have a material impact on PacifiCorp's consolidated financial results.

Hydroelectric Relicensing

PacifiCorp's Klamath River hydroelectric system is the only significant hydroelectric system for which PacifiCorp is currently engaged in the relicensing process with the FERC. PacifiCorp also has requested the FERC to allow decommissioning of certain hydroelectric systems. Most of PacifiCorp's hydroelectric generating facilities are licensed by the FERC as major systems under the Federal Power Act, and certain of these systems are licensed under the Oregon Hydroelectric Act. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for an update regarding hydroelectric relicensing for PacifiCorp's Klamath River hydroelectric system.

Hydroelectric Decommissioning

Condit Hydroelectric Facility - White Salmon River, Washington

In September 1999, a settlement agreement to remove the 14-MW Condit hydroelectric generating facility was signed by PacifiCorp, state and federal agencies and non-governmental organizations. In early February 2005, the parties agreed to modify the settlement agreement, establishing a total cost to decommission not to exceed $21 million, excluding inflation. In October 2010, the Washington Department of Ecology issued a Clean Water Act 401 certificate, and in December 2010, the FERC issued a surrender order for project decommissioning modifying PacifiCorp's proposed decommissioning plans and directing a 2011 decommissioning. In January 2011, PacifiCorp filed a request for clarification and rehearing of the surrender order and a motion for stay with the FERC requesting reinstatement of PacifiCorp's decommissioning proposal. In April 2011, the FERC issued an order on rehearing, granting PacifiCorp nearly all of the changes it requested, but did not shorten the required agency consultation and FERC approval periods. In June 2011, PacifiCorp formally notified the FERC of its acceptance of the terms and conditions of the orders that govern the surrender of the project license. PacifiCorp commenced on-site decommissioning activities in June 2011 and the dam was breached in late October 2011 as planned. Post breach, near-term activities will focus on sediment monitoring as material moves downstream into the Columbia River. Removal of project facilities commenced in January 2012, and complete dam removal is expected by August 2012.

Northwest Refund Case

For a discussion of the Northwest Refund case, refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

United States Mine Safety
PacifiCorp's mining operations are regulated by the MSHA, which administers federal mine safety and health laws and regulations, and state regulatory agencies. MSHA has the statutory authority to institute a civil action for relief, including a temporary or permanent injunction, restraining order or other appropriate order against a mine operator who fails to pay penalties or fines for violations of federal mine safety standards. Federal law requires PacifiCorp to have a written emergency response plan specific to each underground mine it operates, which is reviewed by MSHA every six months, and to have at least two rescue teams located within one hour of each mine. Information regarding PacifiCorp's mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Reform Act") is included in Exhibit 95 to this Form 10-K.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations and capital expenditure requirements, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. PacifiCorp believes it is in material compliance with all applicable laws and regulations.

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

As of December 31, 2011, we had $6.845 billion in total debt securities outstanding. Our principal financing agreements contain restrictive covenants that limit our ability to borrow funds, and any issuance of debt securities requires prior authorization from certain of our state regulatory commissions. We expect that we may need to supplement cash generated from operations and availability under committed credit facilities with new issuances of long-term debt. However, if market conditions are not favorable for the issuance of long-term debt, or if an issuance of long-term debt would exceed contractual or regulatory limits, we may postpone planned capital expenditures, or take other actions, to the extent those expenditures are not fully covered by cash from operations, borrowings under committed credit facilities or equity contributions from MEHC.

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

Most of our large wholesale customers, suppliers and counterparties require us to maintain sufficient creditworthiness in order to enter into transactions, particularly in the wholesale energy markets. If our credit ratings were to decline, especially below investment grade, financing costs and borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or some other security for existing transactions and as a condition to entering into transactions with us. Such amounts may be material and may adversely affect our liquidity and cash flows.

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

We are required to comply with numerous federal, state and local laws and regulations that have broad application to our business and limit our ability to independently make and implement management decisions regarding, among other items, acquiring businesses; constructing, acquiring or disposing of operating assets; operating generating facilities and transmission and distribution assets; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transactions with affiliates; and paying dividends. These laws and regulations are implemented and enforced by federal, state and local regulatory agencies, such as, among others, the FERC, the EPA, the MSHA and the various state regulatory commissions. Refer to "General Regulation" and "Environmental Laws and Regulations" in Item 1 of this Form 10-K for examples of laws and regulations and other requirements significantly affecting us and our present and future operations.

Compliance with applicable laws and regulations generally requires us to obtain and comply with a wide variety of licenses, permits, inspections and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, removal and remediation costs, damages arising out of contaminated properties and fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to laws and regulations could be prohibitively expensive. As a result, some facilities may be required to shut down or alter their operations. Further, we may not be able to obtain or maintain all required environmental or other regulatory approvals and permits for our operating assets or development projects. Delays in or active opposition by third parties to obtaining any required environmental or regulatory authorizations, failure to comply with the terms and conditions of the authorizations or enhanced regulatory or environmental requirements may increase costs or prevent or delay us from operating our facilities, developing new facilities, expanding existing facilities or favorably locating new facilities. If we fail to comply with any environmental or other regulatory requirements, we may be subject to penalties and fines or other sanctions, including changes to the way our electric generating facilities are operated. The costs of complying with laws and regulations could adversely affect our consolidated financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require us to increase our purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect our consolidated financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition within our service territories; new environmental requirements, including the implementation of RPS and GHG emissions reduction goals; the issuance of stricter air quality standards and the implementation of energy efficiency mandates; the issuance of regulations over the management and disposal of coal combustion byproducts; changes to our service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where we lack the exclusive right to serve our customers; or a negative impact on our ability to recover costs.

In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted that impose additional or new requirements or standards on our business. For example, while significant measures to regulate emissions at the federal level were considered by the United States Congress in 2010, comprehensive legislation has not been adopted; however, the EPA issued the Mercury and Air Toxics Standards ("MATS") rules in 2011. Implementing actions required under, and otherwise complying with, new federal and state laws and regulations and changes in existing ones are among the most challenging aspects of managing utility operations. We cannot predict the future course of new laws and regulations, changes in existing ones or new interpretations by agency orders or court decisions nor can their impact on us be determined at this time; however, any one of these could adversely affect our consolidated financial results through higher capital expenditures and operating costs and cause an overall change in how we operate our business. To the extent that we are not allowed by regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the additional requirements could have a material adverse effect on our consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on our consolidated financial results.

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

Each state sets retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. In some cases, actual costs are lower than the normalized or estimated costs determined during the ratemaking process and from time-to-time may result in a state regulator requiring refunds to customers. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense and investment that they deem are just and reasonable in providing the service and may disallow recovery in rates for any costs that do not meet such standard. Additionally, each state regulatory commission establishes the allowed rate of return we will be given an opportunity to earn on our sources of capital. While rate regulation is premised on providing a fair opportunity to earn a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that we will be able to realize a reasonable rate of return.

In certain states where energy cost adjustment mechanisms are in place, energy cost increases above the level assumed in establishing base rates are subject to customer sharing, and in certain states, we are not permitted to pass through such energy cost increases without a general rate case. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on us, despite efforts to minimize this impact through the use of hedging contracts and sharing mechanisms or through future general rate cases. Any of these consequences could adversely affect our consolidated financial results.

FERC Jurisdiction

The FERC establishes cost-based rates under which we provide transmission services to wholesale and retail markets in states that allow retail competition. Under the Federal Power Act, we may voluntarily file, or may be obligated to file, for changes, including general rate changes, to our system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which we sell electricity at wholesale, has licensing authority over most of our hydroelectric generating facilities and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict our ability to sell electricity at market-based rates, which could adversely affect our consolidated financial results. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

We are actively pursuing, developing and constructing new or expanded facilities, the completion and expected cost of which are subject to significant risk, and we have significant funding needs related to our planned capital expenditures.

We actively pursue, develop and construct new or expanded facilities. We expect that we will incur substantial annual capital expenditures over the next several years. Such expenditures could include, among others, amounts for new electric generating facilities, electric transmission or distribution projects, environmental control and compliance systems, as well as the continued maintenance and upgrades of existing assets.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor, siting and permitting and other items over a multi-year construction period, as well as counterparty risk and the economic viability of our suppliers, customers and contractors. Certain of our construction projects are substantially dependent upon a single contractor and replacement of such contractor may be difficult and cannot be assured. These risks may result in the inability to timely complete a project or higher than expected costs to complete an asset and place it in service. Such costs may not be recoverable in the retail rates or market prices we are able to charge our customers. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or to recover any such costs could adversely affect our consolidated financial results.

Furthermore, we depend upon both internal and external sources of liquidity to provide working capital and to fund capital requirements. If we are unable to obtain funding from internal and external sources, we may need to postpone or cancel planned capital expenditures.

Failure to construct our planned projects could limit opportunities for revenue growth, increase operating costs and adversely affect the reliability of electricity service to our customers. For example, if we are not able to expand our existing portfolio of generating facilities, we may be required to enter into long-term wholesale electricity purchase contracts or purchase wholesale electricity at more volatile and potentially higher prices in the spot markets to support retail loads.

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

In general, our primary market risk is the risk of adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. The market price of wholesale electricity may be influenced by several factors, such as the adequacy or type of generating capacity, scheduled and unscheduled outages of generating facilities, prices and availability of fuel sources for generation, disruptions or constraints to transmission and distribution facilities, weather conditions, economic growth and changes in technology. Volumetric changes are caused by unanticipated changes in generation availability or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, we purchase electricity and fuel in the open market as part of our normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market or short-term prices, we may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when we are a net seller of electricity in the wholesale market, we will earn less revenue.

We are subject to counterparty credit risk, which could adversely affect our consolidated financial results.

We are subject to counterparty credit risk related to contractual obligations with wholesale suppliers and customers. Adverse economic conditions or other events affecting counterparties with whom we conduct business could impair the ability of these counterparties to timely pay for services. We depend on these counterparties to remit payments on a timely basis. For example, certain wholesale suppliers and customers experienced deteriorating credit quality in 2008 and 2009. If our wholesale customers are unable to pay us for energy, there may be a significant adverse impact on our consolidated financial results.

We continue to monitor the creditworthiness of wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if our wholesale customers' financial condition deteriorates as a result of economic conditions causing them to be unable to pay, significant losses could result. Although we monitor the creditworthiness of our customers in an attempt to reduce the impact of any potential counterparty default, defaults in payment could adversely affect our consolidated financial results.

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

During 2008 and 2009, the United States and global credit markets experienced historic dislocations and liquidity disruptions that caused financing to be unavailable in certain cases. These circumstances materially impacted liquidity in the bank and debt capital markets during this period, making financing terms less attractive for borrowers that were able to find financing, and in other cases resulted in the unavailability of certain types of debt financing. While there has been a gradual recovery in the United States economy and an improvement in its financial markets, there remains much financial and economic uncertainty on a global basis, especially in the European community, which may adversely affect the United States' credit markets. Uncertainty in the credit markets may negatively impact our ability to access funds on favorable terms or at all. If we are unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of our capital expenditures and our consolidated financial results.

Inflation and changes in commodity prices and fuel transportation costs may adversely affect our consolidated financial results.

Inflation may affect our business by increasing both operating and capital costs. If we are unable to manage cost increases or successfully pass them on to our customers, our consolidated financial results could be adversely affected.

Our consolidated financial results may be adversely affected if we are unable to obtain adequate, reliable and affordable access to electricity transmission service and natural gas transportation.

We depend on electricity transmission and natural gas transportation facilities owned and operated by other companies to transport electricity to both wholesale and retail markets and to transport natural gas purchased to supply certain of our generating facilities. A lack of available transmission and transportation could hinder us from providing adequate or cost-effective electricity to our retail customers and wholesale markets, which could adversely affect our consolidated financial results.

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

In the markets in which we operate, demand for electricity peaks during the hot summer months when irrigation and cooling needs are higher. Market prices for electricity also generally peak at that time. In other areas, demand for electricity peaks during the winter when heating needs are higher. Further, extreme weather conditions, such as heat waves, winter storms or floods could cause these seasonal fluctuations to be more pronounced. Periods of low rainfall or snowpack may impact electricity generation at our hydroelectric generating facilities, which may result in greater purchases of electricity from the wholesale market or from other sources at market prices. Additionally, we have added substantial wind-powered generating capacity, which is also a climate-dependent resource.

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

The operation of complex, integrated electric utility (including generation, transmission and distribution) systems that are spread over large geographic areas involves many operating uncertainties and events beyond our control. These potential events include the breakdown or failure of electricity generating equipment, transmission and distribution lines or other equipment or processes; unscheduled generating facility outages; strikes, lockouts or other labor-related actions; shortage of qualified labor; transmission and distribution system constraints or outages; cyber attacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error and catastrophic events such as severe storms, floods, fires, earthquakes, explosions and mining accidents. A catastrophic event might result in injury or loss of life, extensive property damage or environmental damage. Any of these risks or other operational risks could significantly reduce or eliminate our revenue or significantly increase our expenses. For example, if we cannot operate our generating facilities at full capacity due to damage caused by a catastrophic event, our revenue could decrease and our expenses could increase due to the need to obtain energy from more expensive sources. Further, we self-insure many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of our insurance coverage may change, including the portion that is self-insured. Any reduction of our revenue or increase in our expenses resulting from the risks described above, could adversely affect our consolidated financial results.

Potential terrorist activities or military or other actions, including cyber attacks could adversely affect our consolidated financial results.

The ongoing threat of terrorism and the impact of military and other actions by the United States and its allies create increased political, economic and financial market instability, which subjects our operations to increased risks. The United States government has issued warnings that energy assets, specifically electric utility infrastructure, are potential targets for terrorist organizations. Cyber attacks could adversely affect our ability to operate our facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic or financial market instability or damage to our operating assets or the assets of our customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, increased security, repair or other costs that may materially adversely affect us in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyber attacks, or war could also materially adversely affect our ability to raise capital.

Poor performance of plan and fund investments and other factors impacting the pension and other postretirement benefit plans, the multiemployer plans to which we contribute and mine reclamation trust funds could unfavorably impact our cash flows and liquidity.

Costs of providing our defined benefit pension and other postretirement benefit plans, as well as costs associated with the multiemployer plans to which we contribute, depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws and government regulation and our required or voluntary contributions made to the plans. Our pension and other postretirement benefit plans, as well as certain multiemployer plans to which we contribute, are in underfunded positions. Even with sustained growth in the investments over future periods to increase the value of these plans' assets, we will likely be required to make significant cash contributions to fund these plans in the future. To the extent a mass withdrawal from any of the multiemployer plans to which we have contributed occurs, we may be subject to a mass withdrawal liability associated with unfunded vested benefits even if we voluntarily withdrew from the plan up to three years prior to the mass withdrawal. Additionally, our pension and other postretirement benefit plans have investments in sovereign debt and foreign currency denominated securities. Credit rating downgrades and default by the entities in which our plans have invested could add to the volatility and timing of future contributions. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future contributions. Similarly, funds dedicated to mine reclamation are invested in debt and equity securities and poor performance of these investments will reduce the amount of funds available for their intended purpose, which would require us to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on our liquidity by reducing our cash flows.

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

The right to construct and operate PacifiCorp's electric transmission and distribution facilities across certain property was obtained in most circumstances through negotiations and, where necessary, through the exercise of the power of eminent domain. PacifiCorp continues to have the power of eminent domain in each of the jurisdictions in which it operates, but it does not have the power of eminent domain with respect to governmental or Native American tribal lands.

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

Item 4.  Mine Safety Disclosures

Information regarding PacifiCorp's mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-K.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MEHC indirectly owns all of the shares of PacifiCorp's outstanding common stock. Therefore, there is no public market for PacifiCorp's common stock.

In January 2012, PacifiCorp declared a dividend of $50 million, which was paid to PPW Holdings in February 2012.

In January 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings in February 2011. In March 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings in April 2011. PacifiCorp did not declare or pay dividends on common stock during the year ended December 31, 2010.

During the year ended December 31, 2010, PacifiCorp received cash capital contributions of $100 million from MEHC.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007

Consolidated Statement of Operations Data:
Operating revenue	$4,586	$4,432	$4,457	$4,498	$4,258
Operating income	1,084	1,036	1,060	954	894
Net income attributable to PacifiCorp	555	566	542	458	439

	As of December 31,
	2011	2010	2009	2008	2007

Consolidated Balance Sheet Data:
Total assets	$21,106	$20,146	$18,966	$17,167	$14,907
Short-term debt	688	36	—	85	—
Current portion of long-term debt and
capital lease obligations	19	588	16	144	414
Long-term debt and capital lease obligations,
excluding current portion(1)	6,194	5,813	6,400	5,424	4,753
Preferred stock	41	41	41	41	41
Total PacifiCorp shareholders' equity	7,312	7,311	6,648	5,987	5,080

(1)	In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 1, 2022 and $300 million of its 4.10% First Mortgage Bonds due February 1, 2042.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

Net income attributable to PacifiCorp for the year ended December 31, 2011 was $555 million, a decrease of $11 million, or 2%, as compared to 2010. Net income attributable to PacifiCorp decreased primarily due to lower wholesale sales prices and volumes, higher volumes of purchased electricity, higher coal prices, higher depreciation and property tax expenses due to higher plant in service, lower AFUDC due to lower construction work-in-progress and lower sales of renewable energy credits, partially offset by higher retail prices approved by regulators, higher retail customer load and the net impact of the Utah general rate case settlement. Energy supplied increased 1% for 2011 compared to 2010 due to higher purchased electricity volumes, higher than average hydroelectric generation and higher wind-powered generation, partially offset by lower generation from natural gas and coal-fueled generating facilities.

Net income attributable to PacifiCorp for the year ended December 31, 2010 was $566 million, an increase of $24 million, or 4%, as compared to 2009. Net income attributable to PacifiCorp increased due to higher retail prices approved by regulators, higher sales of renewable energy credits, higher benefits associated with deferred net power costs, higher allowances for funds used during construction and a lower effective tax rate, partially offset by lower net wholesale electricity activities, higher depreciation on higher plant in service and higher operations and maintenance expense.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity sales and the direct costs associated with providing electricity to customers, which include the costs of fuel, wholesale electricity purchases and transmission. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

PacifiCorp adopted authoritative guidance as of January 1, 2010 that required the deconsolidation of its majority owned coal mining joint venture, Bridger Coal. As a result, Bridger Coal has been accounted for under the equity method since January 1, 2010. The deconsolidation of Bridger Coal had no impact on net income attributable to PacifiCorp. Prior to the deconsolidation of Bridger Coal, PacifiCorp adopted authoritative guidance on January 1, 2009 that established accounting and reporting standards for the noncontrolling interest in a subsidiary. This guidance impacted PacifiCorp's presentation of both revenue and expense associated with the noncontrolling interest in Bridger Coal and had no impact on net income attributable to PacifiCorp during the year ended December 31, 2009.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
A comparison of PacifiCorp's key operating results is as follows for the years ended December 31:

			Favorable/(Unfavorable)
	2011	2010	Change	% Change

Gross margin (in millions):
Operating revenue	$4,586	$4,432	$154	3%
Energy costs	1,636	1,618	(18)	(1)
Gross margin	$2,950	$2,814	$136	5%

Volumes of electricity sold (in GWh):
Residential	16,046	15,795	251	2%
Commercial	16,489	15,969	520	3
Industrial and irrigation	21,229	20,680	549	3
Other	543	572	(29)	(5)
Total retail electricity sales	54,307	53,016	1,291	2
Wholesale electricity sales	10,767	11,415	(648)	(6)
Total electricity sales	65,074	64,431	643	1%

Retail electricity sales:
Average retail customers (in thousands)	1,742	1,733	9	1%
Average revenue per MWh	$74.79	$70.01	$4.78	7%

Wholesale electricity sales:
Average revenue per MWh	$32.49	$43.02	$(10.53)	(24)%

Volumes of electricity generated (in GWh):
Coal-fueled generation	40,789	42,612	(1,823)	(4)%
Natural gas-fueled generation	6,320	8,416	(2,096)	(25)
Hydroelectric generation	4,680	3,744	936	25
Other	3,652	2,862	790	28
Total PacifiCorp generated volumes	55,441	57,634	(2,193)	(4)%

Volumes of electricity purchased (in GWh):
Wholesale electricity purchases	13,963	11,329	(2,634)	(23)%

Cost of wholesale electricity purchased:
Average cost per MWh	$38.41	$38.50	$0.09	—%

Gross margin increased $136 million, or 5%, for 2011 compared to 2010 primarily due to:

•	$280 million of increases from higher retail prices approved by regulators;

•
$81 million of increases due to higher commercial customer load primarily in Utah and Oregon, higher industrial customer load in Utah and the impacts of colder weather on residential customer load in Oregon;

•
$76 million of increases due to net higher deferrals of incurred power costs in accordance with established adjustment mechanisms, including $60 million resulting from the Utah general rate case settlement in the current year for the recovery of incurred power costs; and

•
$8 million of increases resulting from lower fuel costs primarily due to $72 million of lower volumes of natural gas consumed and $30 million of lower volumes of coal consumed, partially offset by $91 million of higher coal prices partially due to higher priced third-party coal contracts.

The increase in gross margin was partially offset by:

•
$241 million of decreases resulting from higher volumes of purchased electricity and lower volumes of wholesale electricity sales, both at lower average market prices and including the impact of financial swaps;

•
$57 million of decreases from lower sales and higher deferrals of renewable energy credits, net of amortization, including $30 million of decreases resulting from the Utah general rate case settlement in the current year for the return to customers of past sales of renewable energy credits in excess of what was assumed in establishing base rates; and

•	$11 million of decreases due to the elimination of certain regulatory liabilities in 2010 resulting from the Utah DSM settlement and the Utah general rate case order.

Operations and maintenance increased $22 million, or 2%, for 2011 compared to 2010 primarily due to higher salaries and benefits expenses and higher materials and supplies expenses, partially offset by the write-off of a portion of a Utah DSM regulatory asset in 2010.

Depreciation and amortization increased $50 million, or 9%, for 2011 compared to 2010 primarily due to higher plant in service, accelerated depreciation and amortization of certain Klamath hydroelectric system assets and the prior year impact of revised depreciation rates for distribution assets in California.

Taxes, other than income taxes increased $16 million, or 12%, for 2011 compared to 2010 primarily due to increased property taxes due to higher plant in service.

Interest expense increased $5 million, or 1%, for 2011 compared to 2010 primarily due to interest accruals associated with the return to customers of past sales of renewable energy credits according to the Utah general rate case settlement and higher average debt outstanding, partially offset by lower average rates during the year.

Allowances for borrowed and equity funds decreased $52 million, or 42%, for 2011 compared to 2010 primarily due to lower qualified construction work-in-progress balances.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
A comparison of PacifiCorp's key operating results is as follows for the years ended December 31:

			Favorable/(Unfavorable)
	2010	2009	Change	% Change

Gross margin (in millions):
Operating revenue	$4,432	$4,457	$(25)	(1)%
Energy costs	1,618	1,677	59	4
Gross margin	$2,814	$2,780	$34	1%

Volumes of electricity sold (in GWh):
Residential	15,795	15,999	(204)	(1)%
Commercial	15,969	16,194	(225)	(1)
Industrial and irrigation	20,680	19,934	746	4
Other	572	583	(11)	(2)
Total retail electricity sales	53,016	52,710	306	1
Wholesale electricity sales	11,415	12,349	(934)	(8)
Total electricity sales	64,431	65,059	(628)	(1)%

Retail electricity sales:
Average retail customers (in thousands)	1,733	1,719	14	1%
Average revenue per MWh	$70.01	$67.68	$2.33	3%

Wholesale electricity sales:
Average revenue per MWh	$43.02	$51.95	$(8.93)	(17)%

Volumes of electricity generated (in GWh):
Coal-fueled generation	42,612	43,854	(1,242)	(3)%
Natural gas-fueled generation	8,416	8,576	(160)	(2)
Hydroelectric generation	3,744	3,544	200	6
Other	2,862	2,427	435	18
Total PacifiCorp generated volumes	57,634	58,401	(767)	(1)%

Volumes of electricity purchased (in GWh):
Wholesale electricity purchases	11,329	10,975	(354)	(3)%

Cost of wholesale electricity purchased:
Average cost per MWh	$38.50	$42.95	$4.45	10%

Gross margin increased $34 million, or 1%, for 2010 compared to 2009 primarily due to:

•	$138 million of increases from higher retail prices approved by regulators, including $40 million of increases in DSM revenue primarily associated with Utah and Oregon DSM programs;

•	$43 million of increases from sales of renewable energy credits, net of deferrals;

•	$39 million of increases due to higher deferrals of incurred power costs and lower amortization of previous deferrals in accordance with established adjustment mechanisms;

•	$14 million of increases resulting from the elimination of certain regulatory liabilities in 2010 resulting from the Utah DSM settlement and the Utah general rate case order; and

•	$6 million of decreases in fuel costs primarily due to lower average prices paid for natural gas and lower volumes of coal and natural gas consumed, substantially offset by increased coal prices.

The increase in gross margin was partially offset by:

•
$115 million of decreases in net wholesale electricity activities due to lower average prices and volumes of wholesale electricity sales and higher volumes of purchased electricity, partially offset by lower average prices on purchased electricity, including the impact of financial swaps;

•	$66 million of decreases from lower revenue related to the deconsolidation of Bridger Coal;

•	$18 million of decreases resulting from higher transmission expense due to higher contract rates; and

•
$8 million of decreases due to lower customer load in the western side of PacifiCorp's service territory primarily due to impacts of cooler weather, partially offset by higher industrial customer load and higher growth in the average number of customers in the eastern side of PacifiCorp's service territory.

Operations and maintenance increased $46 million, or 4%, for 2010 compared to 2009 primarily due to higher Utah and Oregon DSM expenses, the write-off of a portion of the Utah DSM regulatory asset in 2010 resulting from the Utah DSM settlement and the Utah general rate case order and higher costs associated with jointly owned generating facilities primarily due to increased overhauls, partially offset by lower costs related to the deconsolidation of Bridger Coal.

Depreciation and amortization increased $12 million, or 2%, for 2010 compared to 2009 primarily due to higher plant in service, partially offset by revised depreciation rates for distribution assets in California and $10 million of lower depreciation related to the deconsolidation of Bridger Coal.

Taxes, other than income taxes were consistent with the prior year, but included $13 million of increased property taxes, substantially offset by decreases related to the deconsolidation of Bridger Coal.

Allowances for borrowed and equity funds increased $25 million, or 25%, for 2010 compared to 2009 primarily due to higher qualified construction work-in-progress balances.

Interest income decreased $14 million, or 74%, for 2010 compared to 2009 primarily due to interest recognized in 2009 associated with Oregon Senate Bill 408 ("SB 408").

Income tax expense decreased $23 million for 2010 compared to 2009 and the effective tax rates were 27% and 30% for 2010 and 2009, respectively. The decrease in PacifiCorp's effective tax rate was primarily due to the effects of ratemaking and higher production tax credits associated with PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of December 31, 2011, PacifiCorp's total net liquidity was $410 million. The components of total net liquidity were as follows (in millions):

Cash and cash equivalents	$47

Available revolving credit facilities	$1,355
Less:
Short-term debt	(688)
Letters of credit supporting tax-exempt bond obligations	(304)
Net revolving credit facilities available	$363

Total net liquidity	$410

Unsecured revolving credit facilities:
Maturity dates(1)	2012, 2013
Largest single bank commitment as a % of total(2)	16%

(1)	For further discussion regarding PacifiCorp's credit facilities, refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp's short-term liquidity and ability to meet long-term commitments.
In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010 the 50% bonus depreciation for qualifying property purchased and placed in service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010 and prior to January 1, 2012, and extended 50% bonus depreciation for qualifying property purchased and placed in service after December 31, 2010 and prior to January 1, 2013. As a result of the new laws, PacifiCorp's cash flows from operations are expected to benefit in 2012 due to bonus depreciation on qualifying assets placed in service.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2011 and 2010 were $1.636 billion and $1.410 billion, respectively. The $226 million increase was primarily due to higher retail prices approved by regulators and changes in collateral posted for derivative contracts, partially offset by lower net wholesale electricity activities.

Net cash flows from operating activities for the years ended December 31, 2010 and 2009 were $1.410 billion and $1.500 billion, respectively. The $90 million decrease was primarily due to changes in collateral posted for derivative contracts, lower net wholesale electricity activities and higher contributions to PacifiCorp's pension plan, partially offset by higher prices approved by regulators and higher income tax receipts in 2010 primarily related to bonus depreciation.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2011 and 2010 were $(1.529) billion and $(1.613) billion, respectively. Capital expenditures decreased $101 million primarily due to lower expenditures for clean air initiatives and transmission system investments, partially offset by higher expenditures for new generating facilities.

Net cash flows from investing activities for the years ended December 31, 2010 and 2009 were $(1.613) billion and $(2.308) billion, respectively. Capital expenditures decreased $721 million primarily due to lower expenditures for transmission system investments and wind-powered generating facilities.

Capital Expenditures

Capital expenditures incurred consisted of the following during the years ended December 31 and exclude amounts for non-cash equity AFUDC:

2011

•
Transmission system investments totaling $216 million, including permitting and right-of-way costs for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona to Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•
Emissions control equipment on existing generating facilities totaling $189 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for projects that were placed in service in the spring and fall of 2011.

•	The development and construction of the Lake Side 2 totaling $180 million, which is expected to be placed in service in 2014.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $921 million.

2010

•
Emissions control equipment totaling $347 million, including costs for the Dave Johnston generating facility Unit 3, which includes a sulfur dioxide scrubber that was placed in service in May 2010, as well as low nitrogen oxide burners and costs for installation or upgrade of sulfur dioxide scrubbers on various other generating facilities.

•
Transmission system investments totaling $293 million, including construction costs for the first major segment of the Energy Gateway Transmission Expansion Program, a 135-mile, double-circuit, 345-kV transmission line between the Populus substation in southern Idaho and the Terminal substation near Salt Lake City, Utah, which was fully placed in service in 2010.

•
The development and construction of wind-powered generating facilities totaling $148 million, for the 111-MW Dunlap Ranch I wind-powered generating facility near Medicine Bow, Wyoming, which was placed in service in October 2010.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $819 million.

2009

•	Transmission system investments totaling $699 million, including construction costs for a major segment of the Energy Gateway Transmission Expansion Program.

•
Emissions control equipment totaling $353 million, including the installation costs for emissions control equipment at the Dave Johnston generating facility related to the addition of a new sulfur dioxide scrubber on Unit 3 and the replacement of an existing sulfur dioxide scrubber on Unit 4, which is expected to be placed into service during 2012. Additional projects included installation of sulfur dioxide scrubbers on various other generating facilities.

•
The development and construction of wind-powered generating facilities totaling $220 million, including 127 MW placed in service in September 2009 and construction costs for the 111-MW Dunlap Ranch I wind-powered generating facility.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $1.056 billion.

Financing Activities

Short-term Debt and Revolving Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. PacifiCorp had $688 million of short-term debt outstanding as of December 31, 2011 at a weighted-average interest rate of 0.5% as compared to $36 million of short-term debt outstanding as of December 31, 2010 at a weighted-average interest rate of 0.3%. PacifiCorp had no outstanding borrowings under its unsecured revolving credit facilities as of December 31, 2011 or 2010.

For further discussion, refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Long-term Debt

In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 1, 2022 and $300 million of its 4.10% First Mortgage Bonds due February 1, 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $950 million of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

In May 2011, PacifiCorp issued $400 million of its 3.85% First Mortgage Bonds due June 15, 2021. The net proceeds were used to fund capital expenditures, repay short-term debt and for general corporate purposes.

PacifiCorp made scheduled repayments on long-term debt totaling $587 million and $15 million during the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, PacifiCorp had $601 million of letters of credit providing credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $587 million plus interest. These letters of credit were fully available at December 31, 2011 and expire periodically through November 2012.

PacifiCorp's Mortgage and Deed of Trust creates a lien on most of PacifiCorp's electric utility property, allowing the issuance of bonds based on a percentage of utility property additions, bond credits arising from retirement of previously outstanding bonds or deposits of cash. The amount of bonds that PacifiCorp may issue generally is also subject to a net earnings test. As of December 31, 2011, PacifiCorp estimated it would be able to issue up to $8.2 billion of new first mortgage bonds under the most restrictive issuance test in the mortgage. Any issuances are subject to market conditions and amounts may be further limited by regulatory authorizations or commitments or by covenants and tests contained in other financing agreements. PacifiCorp also has the ability to release property from the lien of the mortgage on the basis of property additions, bond credits or deposits of cash.

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

Common Shareholder's Equity

In January 2012, PacifiCorp declared a dividend of $50 million, which was paid to PPW Holdings in February 2012.

In January 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings in February 2011.

In March 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings in April 2011.

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

Under existing authoritative accounting guidance, such as guidance pertaining to consolidations and leases, it is possible that new purchase power and gas agreements, transmission arrangements or amendments to existing arrangements may be accounted for as capital lease obligations or debt on PacifiCorp's financial statements. While PacifiCorp has successfully amended covenants in financing arrangements that may be impacted by these changes, it may be more difficult for PacifiCorp to comply with its capitalization targets or regulatory commitments concerning minimum levels of common equity as a percentage of capitalization. This may lead PacifiCorp to seek amendments or waivers under financing agreements and from regulators, delay or reduce dividends or spending programs, seek additional new equity contributions from its indirect parent company, MEHC, or take other actions.

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

Capital Expenditures

PacifiCorp has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items, such as pollution-control technologies, replacement generation, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into PacifiCorp's rates.

PacifiCorp estimates that it will spend approximately $4.8 billion on capital projects over the next three years, excluding non-cash equity AFUDC. These capital projects include new generating resources, including renewables; transmission investments; installation of emissions control equipment on existing generating facilities; and distribution investments in new connections, lines and substations.

Forecasted capital expenditures, excluding equity AFUDC, for the years ended December 31 are as follows (in millions):

	2012	2013	2014

Forecasted capital expenditures(1):
Generation development	$308	$415	$400
Transmission system investment	296	418	491
Environmental	166	227	264
Other	728	518	576
Total	$1,498	$1,578	$1,731

(1)	Includes amounts for expenditures accrued but not yet paid and excludes amounts for non-cash equity AFUDC.

The capital expenditure estimate for generation development projects primarily consists of construction of Lake Side 2 adjacent to the existing Lake Side generating facility that is expected to be placed in service in 2014, and initial development and construction of another combined-cycle combustion turbine natural gas-fueled generating facility planned to be placed in service in 2016.

The capital expenditure estimate for transmission system investment includes projects associated with the Energy Gateway Transmission Expansion Program totaling $905 million, including the following estimated costs:

•
$245 million for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona to Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The project is estimated to cost $374 million and is expected to be placed in service in 2013.

•
$288 million for the 160-mile single-circuit 345-kV transmission line being built between the Sigurd Substation in central Utah and the Red Butte Substation in southwest Utah. The Sigurd to Red Butte project is estimated to cost $380 million and is expected to be placed in service in 2015.

•
$372 million for other segments associated with the Energy Gateway Transmission Expansion Program that are expected to be placed in service through 2021, depending on siting, permitting and construction schedules.

The capital expenditure estimate for environmental projects includes emissions control equipment to meet anticipated air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of PacifiCorp's coal-fueled generating facilities.

Capital expenditures related to operating projects consist of routine expenditures for distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Obligations and Commitments

Contractual Obligations

PacifiCorp has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes PacifiCorp's material contractual cash obligations as of December 31, 2011 (in millions):

	Payments Due By Periods
	2012	2013-2014	2015-2016	2017 and After	Total

Long-term debt, including interest:
Fixed-rate obligations	$344	$1,067	$615	$9,562	$11,588
Variable-rate obligations(1)	4	87	170	404	665
Short-term debt, including interest	688	—	—	—	688
Capital leases, including interest	7	20	14	80	121
Operating leases and easements	11	16	5	44	76
Asset retirement obligations	20	17	27	245	309
Power purchase agreements(2):
Electricity commodity contracts	160	79	36	121	396
Electricity capacity contracts	74	143	126	280	623
Electricity mixed contracts	11	14	16	46	87
Transmission	108	182	116	702	1,108
Fuel purchase agreements(2):
Natural gas supply and transportation	63	50	48	253	414
Coal supply and transportation	614	1,182	854	2,137	4,787
Other purchase obligations	582	310	26	101	1,019
Other long-term liabilities(3)	59	11	6	57	133
Total contractual cash obligations	$2,745	$3,178	$2,059	$14,032	$22,014

(1)
Consists of principal and interest for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are set at December 31, 2011 rates. Refer to "Interest Rate Risk" in Item 7A of this Form 10-K for additional discussion related to variable-rate liabilities.

(2)
Commodity contracts are agreements for the delivery of energy. Capacity contracts are agreements that provide rights to energy output, generally of a specified generating facility. Forecasted or other applicable estimated prices were used to determine total dollar value of the commitments for purposes of the table.

(3)
Includes environmental and hydroelectric relicensing commitments recorded in the Consolidated Balance Sheets that are contractually or legally binding and contributions expected to be made to the PacifiCorp Retirement Plan during 2012 as disclosed in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Excludes regulatory liabilities and employee benefit plan obligations that are not legally or contractually fixed as to timing and amount. Deferred income taxes are excluded since cash payments are based primarily on taxable income for each year. Uncertain tax positions are also excluded because the amounts and timing of cash payments are not certain.

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. In addition to the discussion contained herein regarding regulatory matters, refer to Item 1 of this Form 10-K for further discussion regarding PacifiCorp's general regulatory framework.

State Regulatory Matters

Utah

In March 2009, PacifiCorp filed for an ECAM with the UPSC. The filing recommended that the UPSC adopt the mechanism to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. In July 2010, the UPSC issued an order approving a stipulation that would establish deferred accounts for both net power costs and REC revenues in excess of the levels currently included in rates, subject to the UPSC's final determination of the ratemaking treatment of the deferrals. In December 2010, the UPSC approved a separate stipulation that provided a $3 million monthly credit to customers effective January 1, 2011 to be applied toward the UPSC's final decision. In March 2011, the UPSC issued its final order approving the use of an EBA in Utah to begin at the conclusion of the general rate case described below. Under the EBA, which has been established as a four year pilot program, 70% of any difference between actual net power costs incurred and the amount of net power costs recovered through base rates are deferred during the calendar year. PacifiCorp must then file by March 15 of the following year to initiate collection or refund of the deferred balance. In April 2011, PacifiCorp filed a petition with the UPSC for clarification and reconsideration of certain aspects of the EBA order, including reconsideration of the UPSC's decision to exclude financial swaps from the EBA, which was granted in May 2011.

In January 2011, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $232 million, or an average price increase of 14%. In June 2011, PacifiCorp filed its rebuttal testimony with the UPSC reducing the requested rate increase to $188 million, or an average price increase of 11%. In July 2011, PacifiCorp filed a settlement with the UPSC, which was approved by the UPSC in August 2011 and resulted in a $117 million rate increase, or an average price increase of 7% effective September 21, 2011. The settlement resolved all major dockets outstanding before the UPSC. Under the terms of the settlement, financial swaps are included in the EBA and a collaborative process with Utah stakeholders may result in future modifications to PacifiCorp's risk management and hedging policies. The settlement also concluded the ratemaking treatment of deferred accounts for net power costs and estimated sales of RECs in excess of the levels included in rates since the 2009 general rate case. The settlement provides for $60 million of net power costs in excess of amounts included in base rates to be recovered from Utah customers over a three-year period beginning June 1, 2012, without carrying charges. The settlement also provides for a $33 million credit to customers related to sales of RECs that substantially occurred in prior years and that will be credited to Utah customers over a period of approximately nine months beginning September 21, 2011, plus carrying charges. The settlement also establishes a balancing account for prospective REC sales. The settlement stipulation defers decisions regarding the ratemaking treatment associated with the Klamath hydroelectric system's four mainstem dams and relicensing and settlement costs as described in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

In November 2011, PacifiCorp filed with the UPSC to decrease its DSM cost recovery tariff in Utah by 1% of a customer's eligible monthly charges. In January 2012, the UPSC approved an all-party stipulation to reduce the DSM surcharge by 0.4% effective February 1, 2012. In addition, approximately $5 million will be credited to customers over a one-year period beginning June 1, 2012.

In February 2012, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $172 million, or an average price increase of 10%.

Oregon

In March 2011, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $62 million to recover the anticipated net power costs forecasted for calendar year 2012. In July 2011, PacifiCorp filed updated net power costs, reflecting an increase in the overall request to $63 million. In August 2011, PacifiCorp filed its surrebuttal testimony in the TAM proceeding decreasing the overall request to $59 million due to a reduction in forecasted net power costs. In September 2011, PacifiCorp reached a settlement with several parties, including the OPUC staff, to reduce the requested increase to $51 million, or an average price increase of 4%, subject to final net power cost updates in November 2011. In November 2011, the OPUC approved the overall rate increase of $51 million, or an average price increase of 4%. The new rates were effective January 1, 2012.

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

In May 2011, Oregon Senate Bill 967 ("SB 967") was enacted into law. SB 967 repealed and replaced SB 408, and as a result, PacifiCorp will no longer be required to file tax reports under SB 408. Among other matters, SB 967 directs the OPUC to consider the income tax component of rates when conducting ratemaking proceedings. The enactment of SB 967 did not impact PacifiCorp's consolidated financial results.

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

In December 2011, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $63 million, or an average price increase of 10%. If approved by the WPSC, the new rates are expected to be effective October 9, 2012.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the twelve-month period ended March 31, 2012, as well as requiring PacifiCorp to submit additional information to the WUTC regarding the sales of RECs. The new rates were effective in April 2011. Although both PacifiCorp and the WUTC staff filed petitions for reconsideration of various items on the final order, the WUTC denied the petitions for reconsideration. In May 2011, PacifiCorp submitted to the WUTC the additional information required by the March 2011 order regarding PacifiCorp's proceeds from sales of RECs for the period January 1, 2009 forward and a detailed proposal for a tracking mechanism for proceeds of RECs. Intervening parties and WUTC staff are proposing that PacifiCorp refund to customers the amount of REC sales in excess of the amount included in base rates since January 1, 2009. Initial and reply briefs from all parties were filed in November 2011. Oral arguments were held before the WUTC in January 2012 and an order is expected during the first quarter of 2012.

In July 2011, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $13 million, or an average price increase of 4%, with an effective date no later than June 1, 2012. In February 2012, the parties to the proceeding filed a settlement agreement with the WUTC reflecting an annual increase of $5 million, or an average price increase of 2%. A hearing on the settlement agreement is scheduled for March 2012.

Idaho

In May 2010, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $28 million, or an average price increase of 14%. In November 2010, the requested annual increase was reduced to $25 million, or an average price increase of 12%. In December 2010, the IPUC issued an interim order approving an annual increase of $14 million, or an average price increase of 7% with an effective date of December 28, 2010. In February 2011, the IPUC issued its final order with no revisions to the December 2010 increase. In March 2011, PacifiCorp petitioned the IPUC seeking reconsideration or rehearing on certain aspects of the order, including the IPUC's conclusion that 27% of PacifiCorp's Populus to Terminal transmission line investment is not currently used and useful and should be carried as plant held for future use. The Idaho-allocated share of 27% of the investment is approximately $13 million. In April 2011, the IPUC issued an order, accepting in part and rejecting in part, PacifiCorp's motion for reconsideration, resulting in no significant changes to the IPUC's initial order. In May 2011, PacifiCorp filed an appeal of the Populus to Terminal decision to the Idaho Supreme Court requesting a determination on the legality of the IPUC's decision to exclude 27% of the Populus to Terminal line as a result of its conclusion that the line is not fully used and useful. As a result of the general rate case settlement process discussed below, PacifiCorp joined in a motion filed with the Idaho Supreme Court in October 2011, to stay the procedural schedule associated with the appeal until January 30, 2012, and the Idaho Supreme Court granted the motion. The matter was settled in the general rate case described below and the appeal was dismissed.

In May 2011, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $33 million, or an average price increase of 15%. In October 2011, a settlement was reached with the majority of parties in the case providing for a two-year agreement to increase rates by $17 million each year effective January 1, 2012 and January 1, 2013, representing average price increases of 8% and 7%, respectively. The settlement also resolved the dispute over the 27% of PacifiCorp's Populus to Terminal investment, providing for recovery of PacifiCorp's investment beginning on or after January 1, 2014. In January 2012, PacifiCorp received an order from the IPUC approving the settlement.

In February 2011, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $13 million in deferred net power costs. In March 2011, the IPUC issued an order approving recovery of $10 million beginning April 1, 2011 and the remaining $3 million beginning in 2012.

In February 2012, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $18 million in deferred net power costs through an increase to the current ECAM surcharge rate established in 2011. If approved, the new rates will be effective April 1, 2012.

California

In October 2011, PacifiCorp filed its annual PTAM attrition adjustment with the CPUC. The filing requested an increase of $1 million, or an average price increase of 1%. The CPUC approved the new rates, which became effective January 1, 2012.

In January 2012, PacifiCorp and the California Division of Ratepayer Advocates filed a joint motion for commission adoption and approval of a written stipulation for an overall rate increase of $2 million, or an average price increase of 2%, under the ECAC. If approved by the CPUC, PacifiCorp expects that the new rates will be effective in the first quarter of 2012.

FERC

As a result of a 2007 multi-party settlement with the FERC regarding long-term shared usage, coordinated operation and maintenance, and planning of certain 500-kV transmission lines, PacifiCorp agreed to file a Federal Power Act Section 205 rate change filing for its system-wide transmission service rates no later than June 1, 2011. In May 2011, PacifiCorp filed its Federal Power Act Section 205 rate case seeking to modify its transmission and ancillary services rates and adopt a formula transmission rate. In August 2011, the FERC issued an order accepting PacifiCorp's filing and allowing the proposed rates to become effective December 25, 2011, subject to refund. Billing at the new rates commenced in early 2012. The FERC established settlement proceedings to encourage the parties to reach agreement on final rates. If a settlement is not reached, hearings will be held before the FERC to arrive at final approved rates. Settlement discussions are underway with the parties to the case.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. PacifiCorp believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of PacifiCorp's forecasted environmental-related capital expenditures.

Clean Air Standards

The Clean Air Act is a federal law, administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in SIPs. SIPs, which are a collection of regulations, programs and policies to be followed, vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA. The major Clean Air Act programs, most directly affecting PacifiCorp's operations, are described below.

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

In December 2009, the EPA designated the Utah counties of Davis and Salt Lake, as well as portions of Box Elder, Cache, Tooele, Utah and Weber counties, to be in nonattainment of the fine particulate matter standard. This designation has the potential to impact PacifiCorp's Lake Side and Gadsby generating facilities, depending on the requirements to be established in the Utah SIP. The impact, if any, on PacifiCorp's generating facilities is not anticipated to be significant.

In January 2010, the EPA proposed a rule to strengthen the national ambient air quality standard for ground level ozone. The proposed rule arose out of legal challenges claiming that a March 2008 rule that reduced the standard from 80 parts per billion to 75 parts per billion was not strict enough. The new rule proposed a standard between 60 and 70 parts per billion. In September 2011, the President requested that the EPA withdraw the proposed ozone standard and allow the review of the standards to proceed through the regularly scheduled review in 2013. The EPA is, therefore, proceeding with implementation of the March 2008 ozone standards and, in December 2011, issued its response to states' recommendations on area attainment designations. Part of the EPA's response recommended that the Upper Green River Basin Area in Wyoming, including all of Sublette and portions of Lincoln and Sweetwater Counties, be designated as nonattainment for the March 2008 ozone standard. While PacifiCorp's Jim Bridger plant is located in Sweetwater County, it is not in the portion proposed for designation as nonattainment and is not expected to be impacted by the proposed designation. The EPA also published a proposed consent decree in the Federal Register in December 2011, requiring it to sign final designations for the March 2008 ozone standard by May 31, 2012.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 0.10 part per million. The EPA published final designations that are effective February 29, 2012, indicating that based on air quality monitoring data, all areas of the country are designated as "unclassifiable/attainment" for the 2010 nitrogen dioxide national ambient air quality standard.

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a three-year average to determine attainment. The rule will utilize source modeling, in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas, with new monitors required to be placed in service no later than January 2013. Attainment designations are due by June 2012, with SIPs due by 2014 and final attainment demonstrations by August 2017.

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

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, MATS, was released by the EPA in December 2011 and published in the Federal Register on February 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the rule is final, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. While the final MATS continues to be reviewed by PacifiCorp, PacifiCorp believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's MATS and will support PacifiCorp's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. PacifiCorp will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards and is evaluating whether or not to close certain units. Incremental costs to install and maintain mercury emissions control equipment at PacifiCorp's coal-fueled generating facilities and any requirements to shut down generating facilities will increase the cost of providing service to customers.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's coal-fueled generating facilities in Utah and Wyoming meet the threshold applicability criteria to be eligible units under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas by requiring emissions controls, known as best available retrofit technology, on sources constructed between 1962 and 1977 with emissions that are anticipated to cause or contribute to impairment of visibility. Utah submitted its most recent regional haze SIP amendments in 2011 and suggested that the emissions reduction projects planned by PacifiCorp are sufficient to meet its initial emissions reduction requirements. In September 2011, PacifiCorp received a Section 114 request for information from the EPA Region VIII requiring PacifiCorp to submit a five-factor best available retrofit technology analysis for PacifiCorp's Hunter Units 1 and 2 and the Huntington generating facility in Utah within 30 days based on the EPA's assertion that Utah failed to submit such an analysis. PacifiCorp responded to the request in November 2011 and indicated it would work with the Utah Division of Air Quality to complete the requested analysis which, based on a schedule proposed by Utah to the EPA, will be part of a process to conclude with a submittal to the EPA in February 2013. Wyoming submitted its regional haze SIP to the EPA in January 2011. The EPA is currently under a consent decree to issue a proposed decision on the Wyoming SIP by May 15, 2012, and a final decision by October 15, 2012. PacifiCorp believes that its planned emissions reduction projects will satisfy the regional haze requirements in Utah and Wyoming. It is possible that additional controls may be required after the respective SIPs have been considered by the EPA or that the timing of installation of planned controls could change.

The EPA's rejection of regional haze SIPs based on the state's selection of less stringent controls than the EPA believes are warranted has resulted in lawsuits being filed by states and affected entities. Cases are pending before the Tenth Circuit Court of Appeals by New Mexico and Oklahoma and additional cases are likely to be filed.

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

As part of an industry-wide investigation to assess compliance with the NSR and PSD provisions, the EPA has requested information and supporting documentation from numerous utilities regarding their capital projects for various coal-fueled generating facilities. A NSR enforcement case against an unrelated utility has been decided by the United States Supreme Court, holding that an increase in the annual emissions of a generating facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting. Between 2001 and 2003, PacifiCorp responded to requests for information relating to its capital projects at its coal-fueled generating facilities. PacifiCorp engaged in periodic discussions with the EPA over several years regarding PacifiCorp's historical projects and their compliance with NSR and PSD provisions. In September 2011, PacifiCorp received a letter from the EPA concluding these discussions. PacifiCorp cannot predict the next steps in this process and could be required to install additional emissions controls and incur additional costs and penalties in the event it is determined that PacifiCorp's historical projects did not meet all regulatory requirements.

Climate Change

In April 2011, the United States House of Representatives voted 255-177 on a bill (H.R. 910) that would prevent the EPA from regulating GHG emissions. No action has been taken by the Senate on the bill. While significant measures to regulate GHG emissions at the federal level were considered by the United States Congress in 2010, comprehensive climate change legislation has not been adopted. International discussions regarding climate change continue to be held periodically, but agreement has not been reached on how nations will address future climate change commitments upon the expiration of the Kyoto Protocol in December 2012.

In December 2009, the EPA published its findings that GHG threaten the public health and welfare and is pursuing regulation of GHG emissions under the Clean Air Act. Additionally, in May 2010, the EPA issued the GHG "Tailoring Rule" to address permitting requirements for GHG after determining that GHG are subject to regulation and would trigger Clean Air Act permitting requirements for stationary sources beginning in January 2011. Numerous lawsuits have been filed on both the EPA's endangerment finding and the tailoring rule and are pending in the D.C. Circuit with arguments scheduled to take place in February 2012.

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

California mandatory GHG reporting requirements began with 2008 emissions and PacifiCorp has reported its GHG emissions annually since their inception. In September 2009, the EPA issued its final rule regarding mandatory reporting of GHG beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. PacifiCorp is subject to this requirement and submitted its first report prior to September 30, 2011. The EPA released the 2010 GHG emissions reports in January 2012.

In the absence of comprehensive climate legislation or regulation, PacifiCorp has continued to invest in lower- and non-carbon generating resources and to operate in an environmentally responsible manner. Examples of PacifiCorp's significant investments in programs and facilities that will mitigate its GHG emissions include:

•
PacifiCorp owns the second largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. As of December 31, 2011, PacifiCorp owned 1,031 MW of operating wind-powered generating capacity. PacifiCorp has invested $2.1 billion in wind-powered generating facilities and has power purchase agreements with 749 MW of wind-powered generating capacity.

•	PacifiCorp owns 1,145 MW of hydroelectric generating capacity.

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

•	PacifiCorp has installed and upgraded emissions control equipment at certain of its coal-fueled generating facilities to reduce emissions of sulfur dioxide and nitrogen oxides.
The impact of potential federal, regional, state and international accords, legislation, regulation, or judicial proceedings related to climate change cannot be quantified in any meaningful range at this time. New requirements limiting GHG emissions could have a material adverse impact on PacifiCorp, the United States and the global economy. Companies and industries with higher GHG emissions, such as utilities with significant coal-fueled generating facilities, will be subject to more direct impacts and greater financial and regulatory risks. The impact is dependent on numerous factors, none of which can be meaningfully quantified at this time. These factors include, but are not limited to, the magnitude and timing of GHG emissions reduction requirements; the design of the requirements; the cost, availability and effectiveness of emissions control technology; the price, distribution method and availability of offsets and allowances used for compliance; government-imposed compliance costs; and the existence and nature of incremental cost recovery mechanisms. Examples of how new requirements may impact PacifiCorp include:

•
Additional costs may be incurred to purchase required emissions allowances under any market-based cap-and-trade system in excess of allocations that are received at no cost. These purchases would be necessary until new technologies could be developed and deployed to reduce emissions or lower carbon generation is available;

•	Acquiring and renewing construction and operating permits for new and existing generating facilities may be costly and difficult;

•	Additional costs may be incurred to purchase and deploy new generating technologies;

•
Costs may be incurred to retire existing coal-fueled generating facilities before the end of their otherwise useful lives or to convert them to burn fuels, such as natural gas or biomass, that result in lower emissions;

•	Operating costs may be higher and generating unit outputs may be lower;

•	Higher interest and financing costs and reduced access to capital markets may result to the extent that financial markets view climate change and GHG emissions as a business risk; and

•	PacifiCorp's electric transmission and retail sales may be impacted in response to changes in customer demand and requirements to reduce GHG emissions.

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

International Accords

Under the United Nations Framework Convention on Climate Change adopted in 1992, members of the convention meet periodically to discuss international responses to climate change. To date, the United States has not made a binding reduction commitment as a result of these international discussions.

Federal Legislation

Legislation introduced in the 112th Congress has been focused on repeal or delay of the EPA's ability to regulate GHG emissions. There is currently no federal legislation pending to regulate GHG emissions.

GHG Tailoring Rule

The EPA finalized the GHG "Tailoring Rule" in May 2010 requiring new or modified sources of GHG emissions with increases of 75,000 or more tons per year of total GHG to determine the best available control technology for their GHG emissions beginning in January 2011. New or existing major sources will also be subject to Title V operating permit requirements for GHG. Beginning July 1, 2011 through June 30, 2013, new construction projects that emit GHG emissions of at least 100,000 tons per year and modifications of existing facilities that increase GHG emissions by at least 75,000 tons per year will be subject to permitting requirements and facilities that were previously not subject to Title V permitting requirements will be required to obtain Title V permits if they emit at least 100,000 tons per year of carbon dioxide equivalents. Several legal challenges to the GHG Tailoring Rule have been filed in the D.C. Circuit. The EPA issued a GHG best available control technology guidance document in November 2010 in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG.

PacifiCorp's permitting of certain existing generating facilities to install emissions reduction equipment to comply with the Regional Haze Rules assessed the impacts of the projects on GHG emissions under the GHG Tailoring Rule. No GHG emissions limit was included in the permits. However, Lake Side 2 was subject to a best available control technology review and the permit includes a limit for carbon dioxide equivalent emissions. To date, permitting authorities implementing the GHG Tailoring Rule have included efficiency improvements to demonstrate compliance with best available control technology for GHG, as well as requiring emissions limits for GHGs in permits; as such, the impacts of the Tailoring Rule on PacifiCorp have not been material.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. However, in mid-September, the EPA indicated it would not meet the September 30, 2011 deadline to promulgate the standards and it has not yet established a new schedule for issuing the proposed rules. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on PacifiCorp cannot be determined.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact PacifiCorp and include:

•
The Western Climate Initiative was established as a comprehensive regional effort to reduce GHG emissions by 15% below 2005 levels by 2020 through a cap-and-trade program that includes the electricity sector. The Western Climate Initiative initially included the states of California, Montana, New Mexico, Oregon, Utah and Washington and the Canadian provinces of British Columbia, Manitoba, Ontario and Quebec. However, only California, British Columbia and Quebec are moving forward under the initiative, with the other states focused on efforts to design, promote and implement cost-effective policies to reduce GHG emissions and create economic opportunities.

•
In October 2011, the California Air Resources Board adopted a GHG cap-and-trade program with an effective date of January 1, 2012; compliance obligations will be imposed on entities beginning in 2013. In addition, California law imposes a GHG emissions performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the GHG emissions levels of a state-of-the-art combined-cycle natural gas-fueled generating facility, as well as legislation that adopts an economy-wide cap on GHG emissions to 1990 levels by 2020.

•
Over the past several years, the states of California, Washington and Oregon have adopted GHG emissions performance standards for base load electrical generating resources. Under the laws in all three states, the emissions performance standards provide that emissions must not exceed 1,100 pounds of carbon dioxide per MWh. These GHG emissions performance standards generally prohibit electric utilities from entering into long-term financial commitments (e.g., new ownership investments, upgrades, or new or renewed contracts with a term of five or more years) unless any base load generation supplied under long-term financial commitments comply with the GHG emissions performance standards.

•
The Washington and Oregon governors enacted legislation in May 2007 and August 2007, respectively, establishing goals for the reduction of GHG emissions in their respective states. Washington's goals seek to: (a) reduce emissions to 1990 levels by 2020; (b) reduce emissions to 25% below 1990 levels by 2035; and (c) reduce emissions to 50% below 1990 levels by 2050, or 70% below Washington's forecasted emissions in 2050. Oregon's goals seek to: (a) cease the growth of Oregon GHG emissions by 2010; (b) reduce GHG levels to 10% below 1990 levels by 2020; and (c) reduce GHG levels to at least 75% below 1990 levels by 2050. Each state's legislation also calls for state government to develop policy recommendations in the future to assist in the monitoring and achievement of these goals.

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

In June 2007, the Oregon Renewable Energy Act ("OREA") was adopted, providing a comprehensive renewable energy policy and RPS for Oregon. Subject to certain exemptions and cost limitations established in the OREA, PacifiCorp and other qualifying electric utilities must meet minimum qualifying electricity requirements for electricity sold to retail customers of at least 5% in 2011 through 2014, 15% in 2015 through 2019, 20% in 2020 through 2024, and 25% in 2025 and subsequent years. As required by the OREA, the OPUC has approved an automatic adjustment clause to allow an electric utility, including PacifiCorp, to recover prudently incurred costs of its investments in renewable energy generating facilities and associated transmission costs.

In April 2011, the California governor signed into law Senate Bill 2 of the First Extraordinary Session that expanded the RPS to require all California retail sellers to procure an average of 20% of retail load from renewable resources by December 31, 2013, 25% by December 31, 2016 and 33% by December 31, 2020 and each year thereafter. In December 2011, the CPUC adopted a decision confirming that multi-jurisdictional utilities, such as PacifiCorp, are not subject to the percentage limits within the three categories of RPS-eligible resources established by the legislation that have been imposed on other California retail sellers. The CPUC is in the process of an extensive rulemaking to implement the new requirements under the legislation.

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

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electric generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the Second Circuit remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. PacifiCorp's Dave Johnston generating facility withdraws more than two million gallons per day of water from waters of the United States. PacifiCorp's Jim Bridger, Naughton, Gadsby, Hunter, Carbon and Huntington generating facilities currently utilize closed cycle cooling towers but withdraw more than two million gallons of water per day. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The rule is required to be finalized by the EPA by July 2012. Assuming the final rule is issued by July 2012, PacifiCorp's generating facilities impacted by the final rule will be required to complete impingement and entrainment studies in 2013. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that PacifiCorp's existing intake structures require modification, the costs are not anticipated to be significant.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of the storage and disposal of coal combustion byproducts. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. PacifiCorp operates 16 surface impoundments and six landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at PacifiCorp's coal-fueled generating facilities. The public comment period closed in November 2010. The EPA has not indicated when the rule will be finalized and the substance of the final rule is not known. The United States House of Representatives passed H.R. 2273 in October 2011, which would regulate coal combustion byproducts under RCRA Subtitle D. A Senate bill similar to the House bill has been introduced, but action has not been taken on the bill. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time; however, PacifiCorp has begun developing surface impoundment and landfill compliance plan options to ensure that physical infrastructure decisions are aligned with the potential outcomes of the rulemaking.

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

PacifiCorp expects that it will be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. PacifiCorp's planning efforts take into consideration the complexity of balancing factors such as: (a) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality and protect wildlife; (b) avoidance of excessive reliance on any one generation technology; (c) costs and trade-offs of various resource options including energy efficiency, demand response programs and renewable generation; (d) state-specific energy policies, resource preferences and economic development efforts; (e) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (f) keeping rates as affordable as possible. Due to the number of generating units impacted by environmental regulations, deferring installation of compliance-related projects is often not feasible or cost effective and places PacifiCorp at risk of not having access to necessary capital, material and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, PacifiCorp has established installation schedules with permitting agencies that coordinate compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts help reduce costs associated with replacement power and maintain system reliability.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2011, PacifiCorp's credit ratings for its senior secured and senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale energy agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of December 31, 2011, PacifiCorp would have been required to post $282 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act, including collateral requirements on derivative contracts, are the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings, some of which have been completed and others that are expected to be finalized in 2012.

PacifiCorp is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital and margin requirements for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these regulations for commercial end-users that use derivatives to hedge and manage the commercial risk of their businesses. Although PacifiCorp generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of the rulemaking proceedings cannot be predicted and, therefore, the impact of the Dodd-Frank Reform Act on PacifiCorp's consolidated financial results cannot be determined at this time.

Limitations

In addition to PacifiCorp's capital structure objectives, its debt capacity is also governed by its contractual and regulatory commitments.

PacifiCorp's revolving credit and other financing agreements contain customary covenants and default provisions, including a covenant not to exceed a specified debt-to-capitalization ratio of 0.65 to 1.0. Management believes that PacifiCorp could have borrowed an additional $6.7 billion as of December 31, 2011 without exceeding this threshold. Any additional borrowings would be subject to market conditions, and amounts may be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements.

The state regulatory orders that authorized the acquisition by MEHC contain restrictions on PacifiCorp's ability to pay common dividends to the extent that they would reduce PacifiCorp's common stock equity below specified percentages of defined capitalization.

As of December 31, 2011, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to MEHC or PPW Holdings LLC without prior state regulatory approval to the extent that it would reduce PacifiCorp's common stock equity below 45.25% of its total capitalization, excluding short-term debt and current maturities of long-term debt. This minimum level of common equity declines to 44% for the year ending December 31, 2012 and thereafter. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by MEHC as common equity. As of December 31, 2011, PacifiCorp's actual common stock equity percentage, as calculated under this measure, was 54.2%, and management believes that PacifiCorp could have declared a dividend of $2.2 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings LLC or MEHC if PacifiCorp's senior unsecured debt is rated BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2011, PacifiCorp's senior unsecured debt was rated A- by Standard & Poor's Rating Services, BBB+ by Fitch Ratings and Baa1 by Moody's Investor Service.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by PacifiCorp's methods, judgments and assumptions used in the preparation of the Consolidated Financial Statements and should be read in conjunction with PacifiCorp's Summary of Significant Accounting Policies included in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

PacifiCorp continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, which could limit PacifiCorp's ability to recover its costs. Based upon this continuous evaluation, PacifiCorp believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels and is subject to change in the future. If it becomes no longer probable that the deferred costs or income will be included in future rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income. Total regulatory assets were $1.884 billion and total regulatory liabilities were $893 million as of December 31, 2011. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's regulatory assets and liabilities.

Derivatives

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity and natural gas commodity price risk as it has an obligation to serve retail customer load in its service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. PacifiCorp employs a number of different derivative contracts, which may include forwards, options, swaps and other agreements, to manage price risk for electricity, natural gas and other commodities and interest rate risk. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices. As of December 31, 2011, PacifiCorp had no derivative contracts outstanding related to hedges of interest rate risk. Refer to Notes 6 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's derivative contracts.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. As of December 31, 2011, PacifiCorp had a net derivative liability of $265 million related to contracts valued using either quoted prices or forward price curves based upon observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are critical, since any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2011, PacifiCorp had a net derivative asset of $1 million related to contracts where PacifiCorp uses internal models with unobservable inputs.

Contracts with explicit or embedded optionality are valued by separating each contract into its physical and financial forward, swap and option components. Forward and swap components are valued against the appropriate forward price curve. Option components are valued using Black-Scholes-type models, such as the European option, spread option and best-of option, with the appropriate forward price curve and other inputs.

Classification and Recognition Methodology

Almost all of PacifiCorp's derivative contracts are probable of inclusion in rates. Therefore, changes in the estimated fair value of derivative contracts are generally recorded as net regulatory assets. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2011, PacifiCorp had $264 million recorded as net regulatory assets related to derivative contracts on the Consolidated Balance Sheets. If it becomes no longer probable that a derivative contract will be included in rates, the net regulatory asset will be written off and recognized in earnings.

Pension and Other Postretirement Benefits

PacifiCorp sponsors defined benefit pension and other postretirement benefit plans that cover the majority of its employees. In addition, certain bargaining unit employees participate in multiemployer plans to which PacifiCorp contributes. PacifiCorp recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2011, PacifiCorp recognized a net liability totaling $551 million for the under-funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2011, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets and accumulated other comprehensive income (loss) totaled $727 million and $(14) million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. PacifiCorp believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about PacifiCorp's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2011.

PacifiCorp chooses a discount rate based upon high quality debt security investment yields in effect as of the measurement date that corresponds to the expected benefit period. The pension and other postretirement benefit liabilities increase as the discount rate is reduced.

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

The key assumptions used may differ materially from period to period due to changing market and economic conditions. These differences may result in a significant impact to pension and other postretirement benefits expense and the funded status. If changes were to occur for the following key assumptions, the approximate effect on the Consolidated Financial Statements would be as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plan
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2011 Benefit Obligations:
Discount rate	$(69)	$76	$(33)	$36

Effect on 2011 Periodic Cost:
Discount rate	$(4)	$4	$(2)	$3
Expected rate of return on plan assets	(5)	5	(2)	2

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and PacifiCorp's funding policy for each plan. Additionally, federal laws may require PacifiCorp to increase future contributions to its pension plans, which may create more volatility in annual contributions than historically experienced and could have a material impact on PacifiCorp's consolidated financial results.

Income Taxes

In determining PacifiCorp's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by PacifiCorp's various regulatory jurisdictions. PacifiCorp's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. PacifiCorp recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Although the ultimate resolution of PacifiCorp's federal, state and local tax examinations is uncertain, PacifiCorp believes it has made adequate provisions for these tax positions. The aggregate amount of any additional tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on PacifiCorp's consolidated financial results. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's income taxes.

PacifiCorp is required to pass income tax benefits related to certain property-related basis differences and other various differences on to its customers. These amounts were recognized as a net regulatory asset totaling $422 million as of December 31, 2011 and will be included in rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Unbilled revenue was $237 million as of December 31, 2011. Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

PacifiCorp's Consolidated Balance Sheets include assets and liabilities with fair values that are subject to market risks. PacifiCorp's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which PacifiCorp transacts. The following discussion addresses the significant market risks associated with PacifiCorp's business activities. PacifiCorp has established guidelines for credit risk management. Refer to Notes 2 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's contracts accounted for as derivatives.

Risk Management

PacifiCorp has a risk management committee that is responsible for the oversight of market and credit risk relating to the commodity transactions of PacifiCorp. To limit PacifiCorp's exposure to market and credit risk, the risk management committee recommends, and executive management establishes, policies, limits and approved products, which are reviewed frequently to respond to changing market conditions.

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

Commodity Price Risk

PacifiCorp is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as PacifiCorp has an obligation to serve retail customer load in its service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. PacifiCorp does not engage in a material amount of proprietary trading activities. To mitigate a portion of its commodity price risk, PacifiCorp uses commodity derivative contracts, which may be accounted for as derivatives, including forwards, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. PacifiCorp's exposure to commodity price risk is generally limited by its ability to include the costs in rates, which is subject to regulatory lag that occurs between the time the costs are incurred and when the costs are included in rates, as well as the impact of any customer sharing resulting from PacifiCorp's cost adjustment mechanisms.

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

As of December 31, 2011, PacifiCorp's estimated potential one-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 48 months was $15 million, as measured by the VaR computations described above, compared to $13 million as of December 31, 2010. The minimum, average and maximum daily VaR (one-day holding periods) were as follows for the years ended December 31 (in millions):

	2011	2010	2009

Minimum VaR (measured)	$6	$9	$11
Average VaR (calculated)	10	12	18
Maximum VaR (measured)	15	23	23

PacifiCorp maintained compliance with its VaR limit procedures during the year ended December 31, 2011. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed estimated VaR levels.

Fair Value of Derivatives

The table that follows summarizes PacifiCorp's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $123 million and $127 million, as of December 31, 2011 and 2010, respectively, and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

	Fair Value -	Estimated Fair Value after
	Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2011:
Total commodity derivative contracts	$(264)	$(229)	$(299)

As of December 31, 2010:
Total commodity derivative contracts	$(487)	$(465)	$(509)

PacifiCorp's commodity derivative contracts are generally recoverable from customers in rates; therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose PacifiCorp to earnings volatility. As of December 31, 2011 and 2010, net regulatory assets of $264 million and $487 million, respectively, were recorded related to the net derivative liability of $264 million and $487 million, respectively. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher or the level of wholesale electricity sales are lower than what is included in rates, including the impacts of adjustment mechanisms.

Interest Rate Risk

PacifiCorp is exposed to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, PacifiCorp's fixed-rate long-term debt does not expose PacifiCorp to the risk of earnings loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if PacifiCorp were to reacquire all or a portion of these instruments prior to their maturity. PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. The nature and amount of PacifiCorp's short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 6, 8 and 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-K for additional discussion of PacifiCorp's short- and long-term debt.

As of December 31, 2011 and 2010, PacifiCorp had short- and long-term variable-rate obligations totaling $1,343 million and $691 million, respectively, that expose PacifiCorp to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to PacifiCorp's variable-rate debt as of December 31, 2011 is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on PacifiCorp's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2011 and 2010.

Credit Risk

PacifiCorp extends unsecured credit to other utilities, energy marketing companies, financial institutions and other market participants in conjunction with wholesale energy supply and purchases activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

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

As of December 31, 2011, PacifiCorp's aggregate credit exposure from wholesale activities totaled $338 million, based on settlement and mark-to-market exposures, net of collateral. As of December 31, 2011, $333 million, or 99%, of PacifiCorp's credit exposure was with counterparties having investment grade credit ratings by either Moody's Investor Service or Standard & Poor's Rating Services. As of December 31, 2011, $5 million, or 1%, of such credit exposure was with counterparties having externally rated "non-investment grade" credit ratings. As of December 31, 2011, four counterparties comprised $274 million, or 81%, of the aggregate credit exposure. All four counterparties are rated investment grade by Moody's Investor Service and Standard & Poor's Rating Services and PacifiCorp is not aware of any factors that would likely result in a downgrade of the counterparties' credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
PacifiCorp
Portland, Oregon

We have audited the accompanying consolidated balance sheets of PacifiCorp and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, changes in equity and comprehensive income for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PacifiCorp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 27, 2012

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$47	$31
Accounts receivable, net	653	628
Income taxes receivable	70	345
Inventories:
Materials and supplies	196	186
Fuel	237	188
Derivative contracts	11	114
Deferred income taxes	129	83
Other current assets	140	120
Total current assets	1,483	1,695

Property, plant and equipment, net	17,374	16,392
Regulatory assets	1,810	1,654
Derivative contracts	4	9
Other assets	435	396

Total assets	$21,106	$20,146

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2011	2010

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$582	$479
Accrued employee expenses	72	81
Accrued interest	105	110
Accrued property and other taxes	66	63
Derivative contracts	90	84
Short-term debt	688	36
Current portion of long-term debt and capital lease obligations	19	588
Other current liabilities	192	121
Total current liabilities	1,814	1,562

Regulatory liabilities	826	825
Derivative contracts	66	399
Long-term debt and capital lease obligations	6,194	5,813
Deferred income taxes	3,863	3,448
Other long-term liabilities	1,031	788
Total liabilities	13,794	12,835

Commitments and contingencies (Note 13)

Equity:
PacifiCorp shareholders' equity:
Preferred stock	41	41
Common equity:
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,801	2,798
Accumulated other comprehensive loss, net	(9)	(7)
Total common equity	7,271	7,270
Total PacifiCorp shareholders' equity	7,312	7,311
Noncontrolling interest	—	—
Total equity	7,312	7,311

Total liabilities and equity	$21,106	$20,146

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009

Operating revenue	$4,586	$4,432	$4,457

Operating costs and expenses:
Energy costs	1,636	1,618	1,677
Operations and maintenance	1,103	1,081	1,035
Depreciation and amortization	611	561	549
Taxes, other than income taxes	152	136	136
Total operating costs and expenses	3,502	3,396	3,397

Operating income	1,084	1,036	1,060

Other income (expense):
Interest expense	(392)	(387)	(394)
Allowance for borrowed funds	25	45	35
Allowance for equity funds	47	79	64
Interest income	5	5	19
Other, net	(1)	(1)	—
Total other income (expense)	(316)	(259)	(276)

Income before income tax expense	768	777	784
Income tax expense	213	211	234
Net income	555	566	550
Net income attributable to noncontrolling interest	—	—	8
Net income attributable to PacifiCorp	$555	$566	$542

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$555	$566	$550
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	611	561	549
Deferred income taxes and amortization of investment tax credits	374	710	645
Changes in regulatory assets and liabilities	(23)	4	5
Other, net	(25)	(58)	(32)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(42)	(14)	(5)
Derivative collateral, net	4	(102)	57
Inventories	(59)	(26)	(39)
Income taxes receivable, net	275	(96)	(206)
Accounts payable and other liabilities	(34)	(135)	(24)
Net cash flows from operating activities	1,636	1,410	1,500

Cash flows from investing activities:
Capital expenditures	(1,506)	(1,607)	(2,328)
Purchases of available-for-sale securities	—	—	(21)
Proceeds from sales of available-for-sale securities	—	—	36
Other, net	(23)	(6)	5
Net cash flows from investing activities	(1,529)	(1,613)	(2,308)

Cash flows from financing activities:
Net proceeds from (repayments of) short-term debt	652	36	(85)
Proceeds from long-term debt	399	—	992
Proceeds from equity contributions	—	100	125
Repayments and redemptions of long-term debt and capital lease obligations	(588)	(16)	(144)
Preferred stock dividends	(2)	(2)	(2)
Common stock dividends	(550)	—	—
Other, net	(2)	(1)	(20)
Net cash flows from financing activities	(91)	117	866

Net change in cash and cash equivalents	16	(86)	58
Cash and cash equivalents at beginning of period	31	117	59
Cash and cash equivalents at end of period	$47	$31	$117

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	PacifiCorp Shareholders' Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance, December 31, 2008	$41	$—	$4,254	$1,694	$(2)	$80	$6,067

Net income	—	—	—	542	—	8	550
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Contributions - PacifiCorp's shareholders' equity	—	—	125	—	—	—	125
Contributions - noncontrolling interest	—	—	—	—	—	28	28
Distributions - noncontrolling interest	—	—	—	—	—	(38)	(38)
Preferred stock dividends declared	—	—	—	(2)	—	—	(2)
Other equity transactions	—	—	—	—	—	6	6
Balance, December 31, 2009	41	—	4,379	2,234	(6)	84	6,732

Deconsolidation of Bridger Coal	—	—	—	—	—	(84)	(84)
Net income	—	—	—	566	—	—	566
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Contributions - PacifiCorp's shareholders' equity	—	—	100	—	—	—	100
Preferred stock dividends declared	—	—	—	(2)	—	—	(2)
Balance, December 31, 2010	41	—	4,479	2,798	(7)	—	7,311

Net income	—	—	—	555	—	—	555
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared	—	—	—	(2)	—	—	(2)
Common stock dividends declared	—	—	—	(550)	—	—	(550)
Balance, December 31, 2011	$41	$—	$4,479	$2,801	$(9)	$—	$7,312

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009

Net income	$555	$566	$550

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(1), $(1) and $(1)	(2)	(1)	(4)

Comprehensive income	553	565	546
Comprehensive income attributable to noncontrolling interest	—	—	8
Comprehensive income attributable to PacifiCorp	$553	$565	$538

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

As of December 31, 2011, PacifiCorp changed its presentation of regulatory assets and liabilities, which previously had been classified entirely as noncurrent, to present such regulatory assets and liabilities as either current or noncurrent based on the timing of the collection or refund of the respective regulatory asset or liability. To conform to the presentation as of December 31, 2011, PacifiCorp reclassified on the Consolidated Balance Sheet as of December 31, 2010, $61 million from noncurrent regulatory assets to other current assets and $24 million from noncurrent regulatory liabilities to other current liabilities.

Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, the effects of regulation; certain assumptions made in accounting for pension and other postretirement benefits; asset retirement obligations ("AROs"); income taxes; unbilled revenue; valuation of certain financial assets and liabilities, including derivative contracts; and accounting for contingencies. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

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

PacifiCorp continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition which could limit PacifiCorp's ability to recover its costs. Based upon this continuous evaluation, PacifiCorp believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels and is subject to change in the future. If it becomes no longer probable that the deferred costs or income will be included in future rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI").

Fair Value Measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in United States Treasury Bills, money market funds and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets.

Investments

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. As of December 31, 2011 and 2010, PacifiCorp had no unrealized gains and losses on available-for-sale securities.

PacifiCorp utilizes the equity method of accounting with respect to investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. In applying the equity method, PacifiCorp records the investment at cost and subsequently increases or decreases the carrying value of the investment by PacifiCorp's proportionate share of the net earnings or losses and other comprehensive income (loss) ("OCI") of the investee. PacifiCorp records dividends or other equity distributions as reductions in the carrying value of the investment.

Effective January 1, 2010, PacifiCorp deconsolidated Bridger Coal Company ("Bridger Coal") as a result of new accounting guidance. As a result, Bridger Coal has been accounted for under the equity method since that date.

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

	2011	2010	2009

Beginning balance	$8	$7	$9
Charged to operating costs and expenses, net	13	12	12
Write-offs, net	(12)	(11)	(14)
Ending balance	$9	$8	$7

Derivatives

PacifiCorp employs a number of different derivative contracts, including forwards, options, swaps and other agreements, to manage price risk for electricity, natural gas and other commodities and interest rate risk. Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. Derivative balances reflect offsetting permitted under master netting arrangements with counterparties and cash collateral paid or received under such agreements.

Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases or normal sales. Normal purchases or normal sales contracts are not marked-to-market and settled amounts are recognized as operating revenue or energy costs on the Consolidated Statements of Operations.

For PacifiCorp's derivatives not designated as hedging contracts, the settled amount is generally included in rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in rates are recorded as net regulatory assets. For a derivative contract not probable of inclusion in rates, changes in the fair value are recognized in earnings.

Inventories

Inventories consist of materials and supplies, coal stocks, natural gas and fuel oil, which are stated at the lower of average cost or market.

Property, Plant and Equipment, Net

General

Additions to property, plant and equipment are recorded at cost. PacifiCorp capitalizes all construction related material, direct labor and contract services, as well as indirect construction costs, which include debt and equity allowance for funds used during construction ("AFUDC"). The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed.

Depreciation and amortization are generally computed on the straight-line method based on composite asset class lives prescribed by PacifiCorp's various regulatory authorities or over the assets' estimated useful lives. Depreciation studies are completed periodically to determine the appropriate composite asset class lives, net salvage and depreciation rates. These studies are reviewed and rates are ultimately approved by the various regulatory authorities. Net salvage includes the estimated future residual values of the assets and any estimated removal costs recovered through approved depreciation rates. Estimated removal costs are recorded as either a cost of removal regulatory liability or an ARO liability on the Consolidated Balance Sheets, depending on whether the obligation meets the requirements of an ARO. As actual removal costs are incurred, the associated liability is reduced.

Generally when PacifiCorp retires or sells a component of regulated property, plant and equipment, it charges the original cost and any net proceeds from the disposition to accumulated depreciation. Any gain or loss on disposals of all other assets is recorded through earnings.

PacifiCorp records debt and equity AFUDC, which represents the estimated costs of debt and equity funds necessary to finance additions to property, plant and equipment. AFUDC is capitalized as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. AFUDC is computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, PacifiCorp is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets.

Asset Retirement Obligations

PacifiCorp recognizes AROs when it has a legal obligation to perform decommissioning, reclamation or removal activities upon retirement of an asset. PacifiCorp's AROs are primarily associated with its generating facilities. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to property, plant and equipment) and for accretion of the ARO liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in property, plant and equipment, net and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability.

Revenue Recognition

Revenue is recognized as electricity is delivered or services are provided. Revenue recognized includes billed, as well as unbilled, amounts. As of December 31, 2011 and 2010, unbilled revenue was $237 million and $206 million, respectively, and is included in accounts receivable, net on the Consolidated Balance Sheets. Rates charged are established by regulators or contractual arrangements.

The determination of sales to individual customers is based on the reading of the customer's meter, which is performed on a systematic basis throughout the month. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. The estimate is reversed in the following month and actual revenue is recorded based on subsequent meter readings.

The monthly unbilled revenues of PacifiCorp are determined by the estimation of unbilled energy provided during the period, the assignment of unbilled energy provided to customer classes and the average rate per customer class. Factors that can impact the estimate of unbilled energy provided include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of customer classes.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits related to certain property-related basis differences and other various differences that PacifiCorp is required to pass on to its customers are charged or credited directly to a regulatory asset or liability. These amounts were recognized as a net regulatory asset totaling $422 million and $426 million as of December 31, 2011 and 2010, respectively, and will be included in rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense.

Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions. Investment tax credits are included in other long-term liabilities on the Consolidated Balance Sheets and were $38 million and $42 million as of December 31, 2011 and 2010, respectively.

In determining PacifiCorp's income taxes, management is required to interpret complex tax laws and regulations, which includes consideration of regulatory implications imposed by PacifiCorp's various regulatory jurisdictions. PacifiCorp's tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. PacifiCorp recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Although the ultimate resolution of PacifiCorp's federal, state and local tax examinations is uncertain, PacifiCorp believes it has made adequate provisions for these tax positions. The aggregate amount of any additional tax liabilities that may result from these examinations, if any, is not expected to have a material adverse effect on PacifiCorp's consolidated financial results. PacifiCorp's unrecognized tax benefits are primarily included in accrued property and other taxes and other long-term liabilities on the Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

Segment Information

PacifiCorp currently has one segment, which includes its regulated electric utility operations.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, which amends FASB Accounting Standards Codification ("ASC") Topic 210, "Balance Sheet." The amendments in this guidance require an entity to provide quantitative disclosures about offsetting financial instruments and derivative instruments. Additionally, this guidance requires qualitative and quantitative disclosures about master netting agreements or similar agreements when the financial instruments and derivative instruments are not offset. This guidance is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. PacifiCorp is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-09, which amends FASB ASC Subtopic 715-80, "Compensation-Retirement Benefits-Multiemployer Plans." The amendments in this guidance require additional disclosures regarding an entity's participation in multiemployer pension plans and other postretirement benefit plans, as well as certain qualitative and quantitative disclosures regarding individually significant multiemployer pension plans. PacifiCorp adopted this guidance as of December 31, 2011. Refer to the additional disclosures required by ASU No. 2011-09 at Note 11.

In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, this guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. PacifiCorp is currently evaluating which presentation option will be implemented. In December 2011, the FASB issued ASU No. 2011-12, which also amends FASB ASC Topic 220 to defer indefinitely the ASU No. 2011-05 requirement to present items on the face of the financial statements that are reclassified from other comprehensive income to net income. ASU No. 2011-12 is also effective for interim and annual reporting periods beginning after December 15, 2011.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2011	2010
Property, plant and equipment:
Generation	20 - 80 years	$10,429	$9,901
Transmission	25 - 75 years	4,503	4,335
Distribution	20 - 65 years	5,683	5,491
Intangible plant(1)	5 - 65 years	854	848
Other	5 - 50 years	1,586	1,459
Property, plant and equipment in service		23,055	22,034
Accumulated depreciation and amortization		(6,888)	(6,646)
Net property, plant and equipment in service		16,167	15,388
Construction work-in-progress		1,207	1,004
Total property, plant and equipment, net		$17,374	$16,392

(1)	Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

The average depreciation and amortization rate applied to depreciable property, plant and equipment was 2.8% for the years ended December 31, 2011 and 2010 and 2.9% for the year ended December 31, 2009.

Unallocated Acquisition Adjustments

PacifiCorp has unallocated acquisition adjustments that represent the excess of costs of the acquired interests in property, plant and equipment purchased from the entity that first devoted the assets to utility service over their net book value in those assets. These unallocated acquisition adjustments included in other property, plant and equipment had an original cost of $159 million as of December 31, 2011 and 2010 and accumulated depreciation of $107 million and $102 million as of December 31, 2011 and 2010, respectively.

(4)    Jointly Owned Utility Facilities

Under joint facility ownership agreements with other utilities, PacifiCorp, as a tenant in common, has undivided interests in jointly owned generation, transmission and distribution facilities. PacifiCorp accounts for its proportionate share of each facility, and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Consolidated Statements of Operations include PacifiCorp's share of the expenses of these facilities.

The amounts shown in the table below represent PacifiCorp's share in each jointly owned facility as of December 31, 2011 (dollars in millions):

		Facility	Accumulated	Construction
	PacifiCorp	in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Jim Bridger Nos. 1 - 4	67%	$1,074	$491	$21
Hunter No. 1	94	342	146	43
Hunter No. 2	60	291	80	12
Wyodak	80	449	152	1
Colstrip Nos. 3 and 4	10	222	116	2
Hermiston (1)	50	171	52	1
Craig Nos. 1 and 2	19	176	88	—
Hayden No. 1	25	51	24	—
Hayden No. 2	13	32	15	—
Foote Creek	79	37	18	—
Transmission and distribution facilities	Various	315	50	1
Total		$3,160	$1,232	$81

(1)	As discussed in Note 17, PacifiCorp has contracted to purchase the remaining 50% of the output of the Hermiston generating facility.

(5)    Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets represent costs that are expected to be recovered in future rates. PacifiCorp's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2011	2010

Employee benefit plans(1)	10 years	$727	$595
Unrealized loss on derivative contracts	1 year	264	487
Deferred income taxes(2)	33 years	444	448
Unamortized contract values(3)	9 years	187	—
Other	Various	188	124
Noncurrent regulatory assets		1,810	1,654
Current regulatory assets		74	61
Total regulatory assets		$1,884	$1,715

(1)
Substantially represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in rates when recognized. Amounts are partially offset by $4 million and $12 million of the unamortized portion of net regulatory deferrals related to curtailment gains and the measurement date change transitional adjustment as of December 31, 2011 and 2010, respectively.

(2)	Amounts primarily represent income tax benefits related to certain property-related basis differences and other various items that PacifiCorp is required to pass on to its customers.

(3)
Represents frozen values of contracts previously accounted for as derivatives and recorded at fair value, including $168 million reclassified from unrealized loss on derivative contracts to unamortized contract values as a result of designating certain commodity derivatives as normal purchases or normal sales in December 2011. Refer to Note 6 for additional information.

PacifiCorp had regulatory assets not earning a return on investment of $1.662 billion and $1.575 billion as of December 31, 2011 and 2010, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. PacifiCorp's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2011	2010

Cost of removal(1)	33 years	$782	$782
Deferred income taxes	Various	22	22
Other	Various	22	21
Noncurrent regulatory liabilities		826	825
Current regulatory liabilities		67	24
Total regulatory liabilities		$893	$849

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2011
Assets:
Commodity derivatives	$—	$114	$1	$(100)	$15
Investments in available-for-sale securities -
Money market mutual funds(2)	33	—	—	—	33
	$33	$114	$1	$(100)	$48

Liabilities - Commodity derivatives	$—	$(379)	$—	$223	$(156)

As of December 31, 2010
Assets:
Commodity derivatives	$—	$263	$5	$(145)	$123
Investments in available-for-sale securities -
Money market mutual funds(2)	29	—	—	—	29
	$29	$263	$5	$(145)	$152

Liabilities - Commodity derivatives	$—	$(405)	$(350)	$272	$(483)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $123 million and $127 million as of December 31, 2011 and 2010, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of PacifiCorp's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	2011	2010	2009
Beginning balance	$(345)	$(380)	$(408)
Changes in fair value recognized in net regulatory assets	132	(38)	(5)
Contracts designated as normal purchases or normal sales	168	—	—
Settlements	46	73	56
Net transfers to Level 2	—	—	(23)
Ending balance	$1	$(345)	$(380)

In December 2011, PacifiCorp elected to designate certain derivative contracts as normal purchases or normal sales, an exception afforded by GAAP. As a result of making the designation, the fair value of the contracts was frozen as of December 31, 2011 and $168 million of net derivative liabilities was reclassified from derivative contracts to other assets and liabilities. The frozen liability and associated regulatory asset will be amortized over the remaining terms of the agreements.

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

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,157	$7,804	$6,344	$7,086

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

PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, PacifiCorp uses commodity derivative contracts, which may include forwards, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. No interest rate derivatives were in place during the periods presented. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in PacifiCorp's accounting policies related to derivatives. Refer to Notes 2 and 6 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total

As of December 31, 2011
Not designated as hedging contracts(1)(2):
Commodity assets	$30	$7	$66	$12	$115
Commodity liabilities	(17)	(3)	(242)	(117)	(379)
Total	13	4	(176)	(105)	(264)

Total derivatives	13	4	(176)	(105)	(264)
Cash collateral (payable) receivable	(2)	—	86	39	123
Total derivatives - net basis	$11	$4	$(90)	$(66)	$(141)

As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$185	$13	$34	$36	$268
Commodity liabilities	(62)	(4)	(213)	(476)	(755)
Total	123	9	(179)	(440)	(487)

Total derivatives	123	9	(179)	(440)	(487)
Cash collateral (payable) receivable	(9)	—	95	41	127
Total derivatives - net basis	$114	$9	$(84)	$(399)	$(360)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
PacifiCorp's commodity derivatives are generally included in rates and as of December 31, 2011 and 2010, a net regulatory asset of $264 million and $487 million, respectively, was recorded related to the net derivative liability of $264 million and $487 million, respectively.

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

	2011	2010

Beginning balance	$487	$367
Changes in fair value recognized in net regulatory assets	(2)	90
Net losses reclassified to unamortized contract value regulatory asset	(168)	—
Net gains reclassified to operating revenue	18	64
Net losses reclassified to energy costs	(71)	(34)
Ending balance	$264	$487

For PacifiCorp's derivatives for which changes in fair value are not recorded as a net regulatory asset, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts and energy costs and operations and maintenance for purchase contracts and electricity, natural gas and fuel oil swap contracts. During the years ended December 31, 2011, 2010 and 2009, these amounts were insignificant.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2011	2010
Commodity contracts:
Electricity sales	Megawatt hours	(2)	(13)
Natural gas purchases	Decatherms	96	159
Fuel oil purchases	Gallons	17	16

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2011, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $378 million and $448 million as of December 31, 2011 and 2010, respectively, for which PacifiCorp had posted collateral of $125 million and $136 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2011 and 2010, PacifiCorp would have been required to post $155 million and $129 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(8)    Short-term Debt and Other Financing Agreements

PacifiCorp has a $635 million unsecured credit facility expiring in October 2012 and an unsecured credit facility with $720 million available until July 2012, and $630 million until July 2013. The credit facilities include a fixed or variable borrowing option for which rates vary based on the borrowing option and PacifiCorp's credit ratings for its senior unsecured long-term debt securities. These facilities support PacifiCorp's commercial paper program and certain variable-rate tax-exempt bond obligations. As of December 31, 2011, PacifiCorp had $688 million of commercial paper borrowings outstanding at a weighted-average interest rate of 0.5% and no borrowings outstanding under its credit facilities. As discussed in Note 9, in January 2012, PacifiCorp issued $650 million of long-term debt, the proceeds of which were in part used to repay a significant portion of the commercial paper borrowings outstanding as of December 31, 2011. As of December 31, 2010, PacifiCorp had $36 million of commercial paper borrowings outstanding at a weighted-average interest rate of 0.3% and no borrowings outstanding under its credit facilities.

As of December 31, 2011 and 2010, PacifiCorp had $601 million of letters of credit issued under committed arrangements, of which $304 million were issued under the revolving credit agreements. These letters of credit support PacifiCorp's variable-rate tax-exempt bond obligations, were fully available as of December 31, 2011 and 2010, and expire periodically from May 2012 through November 2012.

Each revolving credit agreement and letter of credit arrangement requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization at no time exceed 0.65 to 1.0. As of December 31, 2011, PacifiCorp was in compliance with the covenants of its revolving credit agreements and letter of credit arrangements.

The following table summarizes PacifiCorp's availability under its two unsecured revolving credit facilities as of December 31 (in millions):

2011:
Available revolving credit facilities	$1,355
Less:
Short-term debt	(688)
Letters of credit supporting tax-exempt bond obligations	(304)
Net revolving credit facilities available	$363

2010:
Available revolving credit facilities	$1,395
Less:
Short-term debt	(36)
Letters of credit supporting tax-exempt bond obligations	(304)
Net revolving credit facilities available	$1,055

As of December 31, 2011, PacifiCorp had approximately $13 million of additional letters of credit issued on its behalf to provide credit support for certain transactions as required by third parties. These letters of credit were all undrawn as of December 31, 2011 and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

(9)    Long-term Debt and Capital Lease Obligations

PacifiCorp's long-term debt and capital lease obligations were as follows as of December 31 (in millions):

	2011			2010
			Average		Average
			Interest		Interest
	Par Value	Amount	Rate	Amount	Rate

First mortgage bonds:
5.0% to 8.8%, due through 2016	$457	$457	5.6%	$1,043	6.5%
3.9% to 8.5%, due 2017 to 2021	1,271	1,268	5.1	869	5.7
6.7% to 8.3%, due 2022 to 2026	404	404	7.4	404	7.4
7.7% due 2031	300	299	7.7	299	7.7
5.3% to 6.1% due 2034 to 2036	850	848	5.8	848	5.8
5.8 % to 6.4%, due 2037 to 2039	2,150	2,142	6.0	2,142	6.0
Tax-exempt bond obligations:
Variable rates, due 2013 (1)(2)	41	41	0.1	41	0.4
Variable rates, due 2014 to 2025 (2)	325	325	0.2	325	0.3
Variable rates, due 2016 to 2024 (1)(2)	221	221	0.1	221	0.3
Variable rates, due 2014 to 2025 (1)(3)	68	68	4.0	68	4.0
5.6 to 5.7%, due 2021 to 2023 (1)	71	71	5.6	71	5.6
6.2%, due 2030	13	13	6.2	13	6.2
Total long-term debt	6,171	6,157		6,344
Capital lease obligations:
8.8% to 14.8%, due through 2036	56	56	11.4	57	11.4
Total long-term debt and capital lease
obligations	$6,227	$6,213		$6,401

Reflected as:
	2011	2010

Current portion of long-term debt and capital lease obligations	$19	$588
Long-term debt and capital lease obligations	6,194	5,813
Total long-term debt and capital lease obligations	$6,213	$6,401

(1)
Secured by pledged first mortgage bonds registered to and held by the tax-exempt bond trustee generally with the same interest rates, maturity dates and redemption provisions as the tax-exempt bond obligations.

(2)	Supported by $601 million of letters of credit issued under committed bank arrangements. These letters of credit were undrawn as of December 31, 2011 and expire periodically through November 2012.

(3)	Interest rates are currently fixed at 3.9% to 4.1% and are scheduled to reset in 2013.
PacifiCorp's long-term debt may include provisions that allow PacifiCorp to redeem the long-term debt in whole or in part at any time. These provisions generally include make-whole premiums.

In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 1, 2022 and $300 million of its 4.10% First Mortgage Bonds due February 1, 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. PacifiCorp currently has regulatory authority from the Oregon Public Utility Commission ("OPUC") and the Idaho Public Utilities Commission to issue an additional $950 million of long-term debt. PacifiCorp must make a notice filing with the Washington Utilities and Transportation Commission prior to any future issuance. PacifiCorp currently has an effective shelf registration statement filed with the United States Securities and Exchange Commission expected to provide for future first mortgage bond issuances through November 2013.

In May 2011, PacifiCorp issued $400 million of its 3.85% First Mortgage Bonds due June 15, 2021. The net proceeds were used to fund capital expenditures, repay short-term debt and for general corporate purposes.

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

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $22 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2011.

PacifiCorp's letters of credit agreements generally contain similar covenants and default provisions as those contained in PacifiCorp's revolving credit facilities, including a covenant not to exceed a specified debt-to-capitalization ratio of 0.65 to 1.0. PacifiCorp monitors these covenants on a regular basis in order to ensure that events of default do not occur. As of December 31, 2011, PacifiCorp was in compliance with these covenants.

PacifiCorp has entered into long-term agreements that qualify as capital leases and expire at various dates through October 2036 for transportation services, power purchase agreements, real estate and for the use of certain equipment. The transportation services agreements included as capital leases are for the right to use pipeline facilities to provide natural gas to three of PacifiCorp's generating facilities. Net capital lease assets of $56 million and $57 million as of December 31, 2011 and 2010, respectively, were included in property, plant and equipment, net in the Consolidated Balance Sheets.

As of December 31, 2011, the annual maturities of long-term debt and capital lease obligations, excluding unamortized discounts and including interest on capital lease obligations, for 2012 and thereafter are as follows (in millions):

	Long-term	Capital Lease
	Debt	Obligations	Total

2012	$17	$7	$24
2013	261	12	273
2014	253	8	261
2015	122	7	129
2016	57	7	64
Thereafter	5,461	80	5,541
Total	6,171	121	6,292
Unamortized discount	(14)	—	(14)
Amounts representing interest	—	(65)	(65)
Total	$6,157	$56	$6,213

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

PacifiCorp does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates and in accordance with accepted regulatory practices. These accruals totaled $782 million as of December 31, 2011 and 2010.

As a result of the deconsolidation of Bridger Coal on January 1, 2010, PacifiCorp deconsolidated $79 million of ARO liabilities and mine reclamation trust funds. The following table reconciles the beginning and ending balances of PacifiCorp's ARO liabilities for the years ended December 31 (in millions):

	2011	2010

Beginning balance	$105	$181
Deconsolidation of Bridger Coal	—	(79)
Change in estimated costs(1)	2	2
Additions	29	2
Retirements	(19)	(6)
Accretion	6	5
Ending balance	$123	$105

Reflected as:
Other current liabilities	$20	$4
Other long-term liabilities	103	101
	$123	$105

(1)	Results from changes in the timing and amounts of estimated cash flows for certain plant and mine reclamation.
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

(11)    Employee Benefit Plans

PacifiCorp sponsors defined benefit pension and other postretirement benefit plans that cover the majority of its employees. In addition, PacifiCorp sponsors a defined contribution 401(k) employee savings plan ("401(k) Plan") and contributes to multiemployer pension plans for benefits offered to certain bargaining units.

Pension and Other Postretirement Benefit Plans

PacifiCorp's pension plans include a non-contributory defined benefit pension plan, the PacifiCorp Retirement Plan ("Retirement Plan"), and the Supplemental Executive Retirement Plan ("SERP"). The Retirement Plan is closed to employees hired after January 1, 2008 for all non-union employees. The SERP was closed to new participants as of March 21, 2006. All non-union Retirement Plan participants hired prior to January 1, 2008 that did not elect to receive equivalent fixed contributions to the 401(k) Plan effective January 1, 2009, earn benefits based on a cash balance formula. In general for union employees, benefits under the Retirement Plan were frozen at various dates from December 31, 2007 through December 31, 2011 as they are now being provided with enhanced 401(k) Plan benefits. However, certain union Retirement Plan participants continue to earn benefits under the Retirement Plan based on the employee's years of service and a final average pay formula.

PacifiCorp's other postretirement benefit plan provides healthcare and life insurance benefits to eligible retirees.

Plan Amendments and Curtailments

Effective January 1, 2012, PacifiCorp changed the medical benefits for the majority of Medicare-eligible participants in its other postretirement benefit plan. Medicare-eligible participants now enroll in individual medical plans, rather than company-sponsored plans, under which PacifiCorp contributes fixed amounts to the participant's health reimbursement account. As a result of this change, PacifiCorp's benefit obligation for its other postretirement benefit plan and its related regulatory assets decreased $54 million as of December 31, 2011.

Effective March 31, 2010, the Utility Workers Union of America Local Union No. 127 ("Local 127") elected to cease participation in the Retirement Plan and participate only in the 401(k) Plan with enhanced benefits. As a result of this election, the Local 127 participants' Retirement Plan benefits were frozen on March 31, 2010. This change resulted in a $2 million curtailment gain that was recorded as a regulatory deferral and is being amortized over periods similar to those required for other recent curtailments. Also as a result of this change, PacifiCorp's pension benefit obligation and regulatory assets each decreased by $14 million as of December 31, 2010.

Healthcare Reform Legislation

In March 2010, the President signed into law healthcare reform legislation that included provisions to reduce the tax deductibility of other postretirement costs by the amount of retiree drug subsidies received from the federal government beginning after December 31, 2012. As a result of the legislation, PacifiCorp increased deferred income tax liabilities and regulatory assets by $39 million during the year ended December 31, 2010. PacifiCorp has received authorization from various state regulatory commissions for deferral of substantially all of the $16 million portion of the adjustment that related to income tax benefits associated with amounts previously recognized as net periodic benefit costs. The remaining $23 million of the adjustment relates to income tax benefits that will no longer be realized in the future when the net periodic benefit cost is recognized and for which recovery of the resulting higher future income tax expense will be addressed through on-going ratemaking proceedings.

The law also contains a provision that requires a 40% excise tax for group health benefits that are provided to employees above certain premium thresholds beginning in 2018. The tax would apply to the amount of premiums in excess of the thresholds. Virtually all major areas of the healthcare reform legislation, including the 40% excise tax, are subject to interpretation and implementation rules that may take several years to complete. As of December 31, 2010, PacifiCorp's other postretirement benefit obligation increased by $12 million as a result of the projected impact of the excise tax on benefits provided to a certain bargaining unit.

Net Periodic Benefit Cost

For purposes of calculating the expected return on plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns over a five-year period beginning after the first year in which they occur.

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2011	2010	2009	2011	2010	2009

Service cost	$10	$12	$16	$7	$6	$5
Interest cost	63	66	71	31	31	33
Expected return on plan assets	(75)	(74)	(70)	(30)	(30)	(29)
Net amortization	29	23	10	17	14	12
Net amortization of regulatory deferrals	(9)	(10)	(8)	1	1	1
Net periodic benefit cost	$18	$17	$19	$26	$22	$22

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2011	2010	2011	2010

Plan assets at fair value, beginning of year	$960	$825	$389	$350
Employer contributions	71	117	28	24
Participant contributions	—	—	9	9
Actual return on plan assets	(13)	102	(4)	44
Benefits paid	(87)	(84)	(38)	(38)
Plan assets at fair value, end of year	$931	$960	$384	$389

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2011	2010	2011	2010

Benefit obligation, beginning of year	$1,236	$1,199	$581	$545
Service cost	10	12	7	6
Interest cost	63	66	31	31
Participant contributions	—	—	9	9
Plan amendments	(4)	—	(54)	—
Curtailment	—	(14)	—	—
Actuarial loss	73	57	36	25
Benefits paid, net of Medicare subsidy	(87)	(84)	(35)	(35)
Benefit obligation, end of year	$1,291	$1,236	$575	$581
Accumulated benefit obligation, end of year	$1,289	$1,230

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2011	2010	2011	2010

Plan assets at fair value, end of year	$931	$960	$384	$389
Less - Benefit obligation, end of year	1,291	1,236	575	581
Funded status	$(360)	$(276)	$(191)	$(192)

Amounts recognized on the Consolidated Balance Sheets:
Other current liabilities	$(4)	$(4)	$—	$—
Other long-term liabilities	(356)	(272)	(191)	(192)
Amounts recognized	$(360)	$(276)	$(191)	$(192)

The SERP has no plan assets; however, PacifiCorp has a Rabbi trust that holds corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trust, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $41 million and $40 million as of December 31, 2011 and 2010, respectively. These assets are not included in the plan assets in the above table, but are reflected in noncurrent other assets on the Consolidated Balance Sheets. The portion of the pension plans' projected benefit obligation related to the SERP was $58 million and $56 million as of December 31, 2011 and 2010, respectively.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2011	2010	2011	2010

Net loss	$630	$507	$206	$142
Prior service credit	(45)	(50)	(46)	—
Net transition obligation	—	—	—	19
Regulatory deferrals	(7)	(16)	3	4
Total	$578	$441	$163	$165

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2011 and 2010 is as follows (in millions):

		Accumulated
		Other
	Regulatory	Comprehensive
	Asset	Loss	Total
Pension
Balance, December 31, 2009	$430	$9	$439
Net loss arising during the year	27	2	29
Curtailment	(14)	—	(14)
Net amortization	(13)	—	(13)
Total	—	2	2
Balance, December 31, 2010	430	11	441
Net loss arising during the year	157	4	161
Prior service credit arising during the year	(4)	—	(4)
Net amortization	(19)	(1)	(20)
Total	134	3	137
Balance, December 31, 2011	$564	$14	$578

		Deferred
	Regulatory	Income
	Asset	Taxes	Total
Other Postretirement
Balance, December 31, 2009	$146	$23	$169
Net loss arising during the year	11	—	11
Income tax benefits no longer realizable (1)	23	(23)	—
Net amortization	(15)	—	(15)
Total	19	(23)	(4)
Balance, December 31, 2010	165	—	165
Net loss arising during the year	70	—	70
Prior service credit arising during the year	(46)	—	(46)
Reduction in net transition obligation	(8)	—	(8)
Net amortization	(18)	—	(18)
Total	(2)	—	(2)
Balance, December 31, 2011	$163	$—	$163

(1)
Represents adjustments to regulatory assets associated with income tax benefits that will no longer be realized when the net periodic benefit cost is recognized as a result of the healthcare reform legislation.

The net loss, prior service credit and regulatory deferrals that will be amortized in 2012 into net periodic benefit cost are estimated to be as follows (in millions):

	Net	Prior Service	Regulatory
	Loss	Credit	Deferrals	Total

Pension	$44	$(8)	$(2)	$34
Other postretirement	10	(7)	1	4
Total	$54	$(15)	$(1)	$38

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2011	2010	2009	2011	2010	2009

Benefit obligations as of December 31:
Discount rate	4.90%	5.35%	5.80%	4.95%	5.45%	5.85%
Rate of compensation increase	3.50	3.50	3.00	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	5.35%	5.80%	6.90%	5.45%	5.85%	6.90%
Expected return on plan assets	7.50	7.75	7.75	7.50	7.75	7.75
Rate of compensation increase	3.50	3.00	3.50	N/A	N/A	N/A

In establishing its assumption as to the expected return on plan assets, PacifiCorp utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2011	2010
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	8.50%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2016	2016

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	Increase (Decrease)
	One Percentage-Point	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost	$3	$(2)
Other postretirement benefit obligation	45	(36)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $49 million and $9 million, respectively, during 2012. Funding to PacifiCorp's Retirement Plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 ("ERISA") and the Pension Protection Act of 2006, as amended ("PPA"). PacifiCorp considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the PPA. PacifiCorp's funding policy for its other postretirement benefit plan is to contribute an amount equal to the sum of the net periodic benefit cost and the amount of Medicare subsidies expected to be earned during the period.

The expected benefit payments to participants in PacifiCorp's pension and other postretirement benefit plans for 2012 through 2016 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
		Other Postretirement
	Pension	Gross	Medicare Subsidy	Net of Subsidy

2012	$99	$35	$—	$35
2013	103	36	(1)	35
2014	104	36	(1)	35
2015	105	37	(1)	36
2016	108	38	(1)	37
2017 - 2021	492	203	(9)	194

Plan Assets

Investment Policy and Asset Allocations

PacifiCorp's investment policy for its pension and other postretirement benefit plans is to balance risk and return through a diversified portfolio of debt securities, equity securities and other alternative investments. Maturities for debt securities are managed to targets consistent with prudent risk tolerances. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the PacifiCorp Pension Committee. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments. The return on assets assumption for each plan is based on a weighted-average of the expected performance for the types of assets in which the plans invest.

The target allocations (percentage of plan assets) for PacifiCorp's pension and other postretirement benefit plan assets are as follows as of December 31, 2011:

	Pension(1)	Other Postretirement(1)
	%	%
Debt securities(2)	33 - 37	33 - 37
Equity securities(2)	53 - 57	61 - 65
Limited partnership interests	8 - 12	1 - 3
Other	0 - 1	0 - 1

(1)
PacifiCorp's Retirement Plan trust includes a separate account that is used to fund benefits for the other postretirement benefit plan. In addition to this separate account, the assets for the other postretirement benefit plans are held in two Voluntary Employees' Beneficiary Association ("VEBA") trusts, each of which has its own investment allocation strategies. Target allocations for the other postretirement benefit plan include the separate account of the Retirement Plan trust and the two VEBA trusts.

(2)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2011
Cash equivalents	$—	$9	$—	$9
Debt securities:
United States government obligations	21	—	—	21
International government obligations	—	73	—	73
Corporate obligations	—	63	—	63
Municipal obligations	—	7	—	7
Agency, asset and mortgage-backed obligations	—	45	—	45
Equity securities:
United States companies	366	—	—	366
International companies	7	—	—	7
Investment funds(2)	104	165	—	269
Limited partnership interests(3)	—	—	71	71
Total	$498	$362	$71	$931

As of December 31, 2010
Cash equivalents	$—	$8	$—	$8
Debt securities:
United States government obligations	20	—	—	20
International government obligations	—	81	—	81
Corporate obligations	—	52	—	52
Municipal obligations	—	4	—	4
Agency, asset and mortgage-backed obligations	—	49	—	49
Equity securities:
United States companies	366	—	—	366
International equity companies	7	—	—	7
Investment funds(2)	109	180	—	289
Limited partnership interests(3)	—	—	84	84
Total	$502	$374	$84	$960

(1)	Refer to Note 6 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 59% and 41%, respectively, for 2011 and 60% and 40%, respectively, for 2010. Additionally, these funds are invested in United States and international securities of approximately 49% and 51%, respectively, for 2011 and 47% and 53%, respectively, for 2010.

(3)	Limited partnership interests include several funds that invest primarily in buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit other postretirement plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
December 31, 2011
Cash and cash equivalents	$3	$—	$—	$3
Debt securities:
United States government obligations	2	—	—	2
International government obligations	—	5	—	5
Corporate obligations	—	5	—	5
Municipal obligations	—	1	—	1
Agency, asset and mortgage-backed obligations	—	3	—	3
Equity securities:
United States companies	131	—	—	131
International companies	2	—	—	2
Investment funds(2)	132	94	—	226
Limited partnership interests(3)	—	—	6	6
Total	$270	$108	$6	$384

December 31, 2010
Cash and cash equivalents	$2	$1	$—	$3
Debt securities:
United States government obligations	2	—	—	2
International government obligations	—	7	—	7
Corporate obligations	—	4	—	4
Agency, asset and mortgage-backed obligations	—	4	—	4
Equity securities:
United States companies	134	—	—	134
International companies	3	—	—	3
Investment funds(2)	118	107	—	225
Limited partnership interests(3)	—	—	7	7
Total	$259	$123	$7	$389

(1)	Refer to Note 6 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 48% and 52%, respectively, for 2011, and 47% and 53%, respectively, for 2010. Additionally, these funds are invested in United States and international securities of approximately 69% and 31%, respectively, for both 2011 and 2010.

(3)	Limited partnership interests include several funds that invest primarily in buyout, growth equity and venture capital.

When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. When observable market data is not available, the fair value is determined using unobservable inputs, such as estimated future cash flows, purchase multiples paid in other comparable third-party transactions or other information. Investments in limited partnership interests are valued at estimated fair value based on the Plan's proportionate share of the partnerships' fair value as recorded in the partnerships' most recently available financial statements adjusted for recent activity and forecasted returns. The fair values recorded in the partnerships' financial statements are generally determined based on closing public market prices for publicly traded securities and as determined by the general partners for other investments based on factors including estimated future cash flows, purchase multiples paid in other comparable third-party transactions, comparable public company trading multiples and other information.

The following table reconciles the beginning and ending balances of PacifiCorp's plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

	Private Equity Funds
	Pension	Other Postretirement

Balance, December 31, 2008	$78	$7
Actual return on plan assets still held at December 31, 2009	5	1
Purchases, sales, distributions and settlements	(3)	—
Balance, December 31, 2009	80	8
Actual return on plan assets still held at December 31, 2010	10	—
Purchases, sales, distributions and settlements	(6)	(1)
Balance, December 31, 2010	84	7
Actual return on plan assets still held at December 31, 2011	7	1
Purchases, sales, distributions and settlements	(20)	(2)
Balance, December 31, 2011	$71	$6

Multiemployer Plans

PacifiCorp contributes to the following two multiemployer pension plans under the terms of collective bargaining agreements: (a) the United Mine Workers of America 1974 Pension Plan ("UMWA Pension Plan") (plan number 002); and (b) the PacifiCorp/IBEW Local Union 57 Retirement Trust Fund ("Local 57 Trust Fund") (plan number 001). The risk of participating in multiemployer pension plans generally differs from single-employer plans in that assets are pooled such that contributions by one employer may be used to provide benefits to employees of other participating employers and plan assets cannot revert back to employers. If participating employers withdraw from the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including any employers that may have recently withdrawn. If an employer ceases participation in the plan, the employer may be obligated to pay a withdrawal liability based on the participants' unfunded, vested benefits in the plan.

The following table presents PacifiCorp's participation in its individually significant multiemployer pension plans for the years ended December 31 (dollars in millions):

		PPA zone status or plan funded status percentage for plan years beginning July 1,(1)					PacifiCorp's contributions(2)
Plan name	Employer Identification Number	2011	2010	2009	Funding improvement plan	Surcharge imposed under PPA	2011	2010	2009	Year contributions to plan exceeded more than 5% of total contributions(5)
UMWA Pension Plan	52-1050282	Yellow	Green (3)	Green (4)	Pending	None	$3	$3	$2	None
Local 57 Trust Fund	87-0640888	At least 80%(6)	At least 80%	Between 65% and 80%	None	None	$12	$9	$9	2010, 2009, 2008

(1)
Among other factors, multiemployer plans in the red zone are generally less than 65 percent funded, multiemployer plans in the yellow zone are at least 65 percent but less than 80 percent funded and multiemployer plans in the green zone are at least 80 percent funded.

(2)
PacifiCorp's minimum contributions to the multiemployer pension plans are based on the number of mining hours worked for the UMWA Pension Plan or the amount of wages paid to employees covered by the Local 57 Trust Fund collective bargaining agreement, subject to ERISA minimum funding requirements.

(3)
The UMWA Pension Plan elected to extend recognition of investment losses incurred during the plan year ended June 30, 2009 pursuant to the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010. Had the election not been made, the PPA zone status would have been yellow for the plan year beginning July 1, 2010.

(4)
The UMWA Pension Plan elected to retain the green PPA zone status from the plan year beginning July 1, 2008 for the plan year beginning July 1, 2009 pursuant to Section 204 of the Worker, Retiree and Employer Recovery Act of 2008. Had the election not been made, the PPA zone status would have been yellow for the plan year beginning July 1, 2009.

(5)
For the UMWA Pension Plan, information is for plan years beginning July 1, 2009 and 2008. Information for the plan years beginning July 1, 2010 and 2011 is not available. For the Local 57 Trust Fund, information is for plan years beginning July 1, 2010, 2009 and 2008. Information for the plan years beginning July 1, 2011 is not yet available.

(6)
The preliminary plan funded status for the plan year beginning July 1, 2011 was at least 80%. PacifiCorp expects the final plan funded status, which is determined after the plan year end, will be at least 80%.

The current collective bargaining agreements governing the UMWA Pension Plan and the Local 57 Trust Fund expire in January 2013.

Defined Contribution Plan

PacifiCorp sponsors a defined contribution plan (401(k) plan) covering substantially all employees. PacifiCorp's contributions are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. PacifiCorp's contributions to the 401(k) plan were $38 million, $39 million and $34 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(12)    Income Taxes

Income tax expense consists of the following for the years ended December 31 (in millions):

	2011	2010	2009

Current:
Federal	$(151)	$(498)	$(417)
State	(10)	(1)	6
Total	(161)	(499)	(411)

Deferred:
Federal	338	684	619
State	40	30	30
Total	378	714	649

Investment tax credits	(4)	(4)	(4)
Total income tax expense	$213	$211	$234

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2011	2010	2009

Federal statutory income tax rate	35%	35%	35%
State income taxes, net of federal benefit	3	3	3
Tax credits(1)	(10)	(8)	(6)
Effects of ratemaking	—	(2)	—
Other	—	(1)	(2)
Effective income tax rate	28%	27%	30%

(1)
Primarily attributable to the impact of federal renewable electricity production tax credits related to qualifying wind-powered generating facilities that extend 10 years from the date the facilities were placed in service.

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2011	2010

Deferred tax assets:
Regulatory liabilities	$339	$322
Employee benefits	212	190
Derivative contracts	100	184
Unamortized contract values	72	—
Other	217	196
	940	892
Deferred tax liabilities:
Property, plant and equipment	(3,919)	(3,580)
Regulatory assets	(715)	(650)
Other	(40)	(27)
	(4,674)	(4,257)
Net deferred tax liability	$(3,734)	$(3,365)

Reflected as:
Deferred income taxes - current assets	$129	$83
Deferred income taxes - noncurrent liabilities	(3,863)	(3,448)
	$(3,734)	$(3,365)

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

As of December 31, 2011 and 2010, net unrecognized tax benefits totaled $64 million and $70 million, respectively, which included $8 million and $9 million, respectively, of tax positions that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect PacifiCorp's effective tax rate.

(13)    Commitments and Contingencies

Legal Matters

PacifiCorp is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. PacifiCorp does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

FERC Investigation

During 2007, the Western Electricity Coordinating Council ("WECC") audited PacifiCorp's compliance with several of the reliability standards developed by the North American Electric Reliability Corporation ("NERC"). In April 2008, PacifiCorp received notice of a preliminary non-public investigation from the FERC and the NERC to determine whether an outage that occurred in PacifiCorp's transmission system in February 2008 involved any violations of reliability standards. In November 2008, PacifiCorp received preliminary findings from the FERC staff regarding its non-public investigation into the February 2008 outage. Also in November 2008, in conjunction with the reliability standards review, the FERC assumed control of certain aspects of the WECC's 2007 audit. In December 2011, the FERC approved a settlement among PacifiCorp, the FERC and the NERC resolving the WECC audit items that were under the FERC's control, as well as the inquiry into the February 2008 outage. The results of the settlement did not have a material impact on PacifiCorp's consolidated financial results.

Northwest Refund Case

In October 2011, the FERC issued an order on remand by the United States Court of Appeals for the Ninth Circuit, in which it determined that additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest wholesale spot market during the period from December 2000 through June 2001. PacifiCorp was a participant in the Pacific Northwest wholesale spot market during this period. The FERC ordered an evidentiary, trial-type hearing before an administrative law judge to permit parties to present evidence of alleged unlawful market activity. However, the FERC held the hearing in abeyance pending settlement discussions with all parties, which are ongoing. PacifiCorp does not believe that the outcome of this proceeding will have a material impact on its consolidated financial results.

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

Hydroelectric Relicensing

PacifiCorp's hydroelectric portfolio consists of 44 generating facilities with an aggregate facility net owned capacity of 1,145 megawatts ("MW"). The FERC regulates 98% of the net capacity of this portfolio through 15 individual licenses, which have terms of 30 to 50 years. PacifiCorp expects to incur ongoing operating and maintenance expense and capital expenditures associated with the terms of its renewed hydroelectric licenses and settlement agreements, including natural resource enhancements. PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses. Substantially all of PacifiCorp's remaining hydroelectric generating facilities are operating under licenses that expire between 2030 and 2058.

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

Under the KHSA, PacifiCorp and its customers are protected from uncapped dam removal costs and liabilities. For dam removal to occur, federal legislation consistent with the KHSA must be enacted to provide, among other things, protection for PacifiCorp from all liabilities associated with dam removal activities. If Congress does not enact legislation, then PacifiCorp will resume relicensing at the FERC. In November 2011, bills were introduced in both chambers of the United States Congress that, if passed, would enact the KHSA and a companion agreement that seeks to resolve other water-related conflicts and restore habitat in the Klamath basin. PacifiCorp expects that congressional hearings on the legislation may begin in early 2012.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the OPUC, and is depositing the proceeds in a trust account maintained by the OPUC. PacifiCorp will begin collection of surcharges from California customers for their share of dam removal costs as approved by the California Public Utilities Commission ("CPUC"), upon the establishment of two trust accounts. In January 2012, the CPUC notified PacifiCorp that the necessary trust accounts had been established to allow PacifiCorp to begin collecting the dam removal surcharge from California customers. PacifiCorp is authorized to collect the surcharge over the next nine years.

As of December 31, 2011, PacifiCorp's property, plant and equipment, net included $124 million of costs associated with the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs. PacifiCorp has received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019 for those jurisdictions. PacifiCorp filed for consistent ratemaking treatment in the last Idaho general rate case, which was settled in January 2012. PacifiCorp expects to seek similar approval in Washington. As part of the July 2011 Utah general rate case settlement that was approved by the Utah Public Service Commission ("UPSC") in August 2011, PacifiCorp and the other parties to the settlement agreed to defer a decision regarding the acceleration of the depreciation rates for the Klamath hydroelectric system's four mainstem dams to a future rate proceeding, at which time Utah's $34 million share of associated relicensing and settlement costs would be addressed.

Hydroelectric Commitments

As described above, certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities. PacifiCorp estimates it is obligated to make capital expenditures of approximately $205 million over the next 10 years related to these licenses.

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2011 are as follows (in millions):

	2012	2013	2014	2015	2016	2017 and Thereafter	Total

Purchased electricity contracts	$245	$139	$97	$99	$79	$447	$1,106
Fuel contracts	677	633	599	503	399	2,390	5,201
Construction commitments	550	247	24	7	8	52	888
Transmission	108	98	84	62	54	702	1,108
Operating leases and easements	11	12	4	3	2	44	76
Maintenance, service and
other contracts	32	22	17	7	4	49	131
Total commitments	$1,623	$1,151	$825	$681	$546	$3,684	$8,510

Purchased Electricity

As part of its energy resource portfolio, PacifiCorp acquires a portion of its electricity through long-term purchases and exchange agreements. PacifiCorp has several power purchase agreements with wind-powered and other generating facilities that are not included in the table above as the payments are based on the amount of energy generated and there are no minimum payments. Included in the purchased electricity payments are any power purchase agreements that meet the definition of an operating lease.

Included in the minimum fixed annual payments for purchased electricity above are commitments to purchase electricity from several hydroelectric systems under long-term arrangements with public utility districts. These purchases are made on a "cost-of-service" basis for a stated percentage of system output and for a like percentage of system operating expenses and debt service. These costs are included in energy costs on the Consolidated Statements of Operations. PacifiCorp is required to pay its portion of operating costs and its portion of the debt service, whether or not any electricity is produced. These arrangements accounted for less than 5% of PacifiCorp's 2011, 2010 and 2009 energy sources.

Fuel

PacifiCorp has "take or pay" coal and natural gas contracts that require minimum payments.

Construction Commitments

PacifiCorp's construction commitments included in the table above relate to firm commitments and include the following major construction commitments.

•
As part of the March 2006 acquisition of PacifiCorp, MEHC and PacifiCorp made a commitment to the state regulatory commissions in all six states in which PacifiCorp has retail customers to invest in certain transmission and distribution system projects that would enhance reliability, facilitate the receipt of renewable resources and enable further system optimization. As of December 31, 2011, PacifiCorp had two remaining capital projects to complete associated with this commitment: (a) the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley that is expected to be placed in service in 2013 and (b) another segment of the Energy Gateway Transmission Expansion Program that is expected to be placed in service prior to 2021, depending on siting, permitting and construction schedules.

•	PacifiCorp is constructing the 637-MW Lake Side 2 combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2"), which is expected to be placed in service in 2014.

Transmission

PacifiCorp has agreements for the right to transmit electricity over other entities' transmission lines to facilitate delivery to PacifiCorp's customers.

Operating Leases and Easements

PacifiCorp has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, land and equipment under operating leases that expire at various dates through the year ending December 31, 2092. These leases generally require PacifiCorp to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. PacifiCorp also has non-cancelable easements for land on which its wind-powered generating facilities are located. Rent expense totaled $18 million for 2011, $15 million for 2010 and $13 million for 2009.

Maintenance, Service and Other Contracts

PacifiCorp has various non-cancelable maintenance, service and other contracts primarily related to turbine and equipment maintenance and various other service agreements.

Guarantees

PacifiCorp has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on PacifiCorp's consolidated financial results.

(14)    Preferred Stock

PacifiCorp's preferred stock was as follows as of December 31 (shares in thousands, dollars in millions, except per share amounts):

	Redemption	2011		2010
	Price Per Share	Shares	Amount	Shares	Amount
Series:
Serial Preferred, $100 stated value,
3,500 shares authorized
4.52% to 4.72%	$102.3 to $103.5	149	$15	149	$15
5.00% to 5.40%	$100.0 to $101.0	108	10	108	10
6.00%	Non-redeemable	6	1	6	1
7.00%	Non-redeemable	18	2	18	2
5% Preferred, $100 stated value,
127 shares authorized	$110.0	126	13	126	13
		407	$41	407	$41

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

Dividends declared but not yet due for payment on preferred stock were $1 million as of December 31, 2011 and 2010.

(15)    Common Shareholder's Equity

In January 2012, PacifiCorp declared a dividend of $50 million, which was paid to PPW Holdings LLC, a direct wholly owned subsidiary of MEHC and PacifiCorp's direct parent company, in February 2012.

In March 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings LLC in April 2011.

In January 2011, PacifiCorp declared a dividend of $275 million, which was paid to PPW Holdings LLC in February 2011.

Through PPW Holdings LLC, MEHC is the sole shareholder of PacifiCorp's common stock. The state regulatory orders that authorized MEHC's acquisition of PacifiCorp contain restrictions on PacifiCorp's ability to pay dividends to the extent that they would reduce PacifiCorp's common stock equity below specified percentages of defined capitalization.

As of December 31, 2011, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to PPW Holdings LLC or MEHC without prior state regulatory approval to the extent that it would reduce PacifiCorp's common stock equity below 45.25% of its total capitalization, excluding short-term debt and current maturities of long-term debt. This minimum level of common equity declines to 44% for the year ending December 31, 2012 and thereafter. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by MEHC as common equity. As of December 31, 2011, PacifiCorp's actual common stock equity percentage, as calculated under this measure, was 54.2%, and PacifiCorp would have been permitted to dividend $2.2 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings LLC or MEHC if PacifiCorp's unsecured debt rating is BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2011, PacifiCorp's unsecured debt rating was A- by Standard & Poor's Rating Services, BBB+ by Fitch Ratings and Baa1 by Moody's Investor Service.

PacifiCorp is also subject to a maximum debt-to-total capitalization percentage under various financing agreements as further discussed in Notes 8 and 9.

(16)    Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss attributable to PacifiCorp, net consists of unrecognized amounts on retirement benefits of $9 million, net of tax of $5 million, and $7 million, net of tax of $4 million, as of December 31, 2011 and 2010, respectively.

(17)    Variable-Interest Entities

PacifiCorp holds an undivided interest in 50% of the 474-MW Hermiston generating facility (refer to Note 4), dictates when the generating facility operates, procures 100% of the natural gas for the generating facility and subsequently receives 100% of the generated electricity, 50% of which is acquired through a long-term power purchase agreement. As a result, PacifiCorp holds a variable interest in the joint owner of the remaining 50% of the facility and is the primary beneficiary. PacifiCorp has been unable to obtain the information necessary to consolidate the entity because the entity has not agreed to supply the information due to the lack of a contractual obligation to do so. PacifiCorp continues to request from the entity the information necessary to perform the consolidation; however, no information has yet been provided by the entity. Cost of the electricity purchased from the joint owner was $37 million during each of the years ended December 31, 2011 and 2010, and $36 million during the year ended December 31, 2009. The entity is operated by the equity owners and PacifiCorp has no risk of loss in relation to the entity in the event of a disaster.

PacifiCorp holds a two-thirds interest in Bridger Coal, which supplies coal to the Jim Bridger generating facility that is owned two-thirds by PacifiCorp and one-third by PacifiCorp's joint venture partner in Bridger Coal. PacifiCorp purchases two-thirds of the coal produced by Bridger Coal, while the remaining coal is purchased by the joint venture partner. The power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. Bridger Coal's necessary working capital to carry out its mining operations is financed by contributions from PacifiCorp and its joint venture partner. PacifiCorp's equity investment in Bridger Coal was $204 million and $181 million as of December 31, 2011 and 2010, respectively. Refer to Note 18 for information regarding related-party transactions with Bridger Coal.

(18)    Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement with MEHC and its subsidiaries. Amounts charged to PacifiCorp under this agreement totaled $16 million during the year ended December 31, 2011 and $9 million during each of the years ended December 31, 2010 and 2009. Payables associated with these administrative services were $7 million and $1 million as of December 31, 2011 and 2010, respectively. PacifiCorp also receives payments for services performed by PacifiCorp for MEHC and its affiliates primarily related to administrative and technology services and direct-assigned employees. These services were $2 million during each of the years ended December 31, 2011 and 2010 and $1 million during the year ended December 31, 2009. Receivables associated with these activities were $- million and $1 million as of December 31, 2011 and 2010, respectively.

PacifiCorp also engages in various transactions with several subsidiaries of MEHC in the ordinary course of business. Services provided by these affiliates in the ordinary course of business and charged to PacifiCorp relate to the transportation of natural gas and relocation services. These expenses totaled $6 million, $5 million and $3 million during the years ended December 31, 2011, 2010 and 2009, respectively.

PacifiCorp has long-term transportation contracts with BNSF Railway Company ("BNSF"), an indirect wholly owned subsidiary of Berkshire Hathaway, PacifiCorp's ultimate parent company. Transportation costs under these contracts were $33 million, $30 million and $29 million during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, PacifiCorp had $1 million and $2 million, respectively, of accounts payable to BNSF outstanding under these contracts, including indirect payables related to a jointly owned facility.

PacifiCorp participated in a captive insurance program provided by MEHC Insurance Services Ltd. ("MEISL"), a wholly owned subsidiary of MEHC. MEISL covered all or significant portions of the property damage and liability insurance deductibles in many of PacifiCorp's policies, as well as overhead distribution and transmission line property damage. The policy coverage period expired on March 20, 2011 and will not be renewed. Premium expenses were $2 million during the year ended December 31, 2011 and $7 million during each of the years ended December 31, 2010 and 2009. Prepayments to MEISL were $- million and $2 million as of December 31, 2011 and 2010, respectively. Receivables for claims were $6 million and $12 million as of December 31, 2011 and 2010, respectively. Proceeds from claims were $16 million, $14 million and $17 million during the years ended December 31, 2011, 2010 and 2009, respectively.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of December 31, 2011 and 2010, income taxes receivable from MEHC were $70 million and $345 million, respectively. For the years ended December 31, 2011, 2010 and 2009, cash received for income taxes from MEHC totaled $425 million, $395 million and $252 million, respectively.

PacifiCorp transacts with its equity investees, Bridger Coal and Trapper Mining Inc. During the years ended December 31, 2011 and 2010, PacifiCorp charged Bridger Coal $2 million and $4 million, respectively, for administrative support and management services provided by PacifiCorp to Bridger Coal. Receivables for these services, as well as for certain expenses paid by PacifiCorp and reimbursed by Bridger Coal, were $3 million as of December 31, 2011 and 2010. Services provided by equity investees and charged to PacifiCorp primarily relate to coal purchases. During the years ended December 31, 2011 and 2010, coal purchases from PacifiCorp's equity investees totaled $126 million and $141 million, respectively. Payables to PacifiCorp's equity investees were $28 million and $17 million as of December 31, 2011 and 2010, respectively.

(19)    Supplemental Cash Flows Information

The summary of supplemental cash flows information for the years ended December 31 is as follows (in millions):

	2011	2010	2009

Interest paid, net of amounts capitalized	$358	$331	$325
Income taxes received, net	$425	$395	$252

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable related to property, plant and equipment additions	$231	$216	$251

(20)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Operating revenue	$1,119	$1,091	$1,198	$1,178
Operating income	267	263	316	238
Net income	127	129	169	130
Net income attributable to PacifiCorp	127	129	169	130

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Operating revenue	$1,106	$1,052	$1,165	$1,109
Operating income	251	269	280	236
Net income	136	150	156	124
Net income attributable to PacifiCorp	136	150	156	124

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of PacifiCorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), PacifiCorp's management conducted an evaluation of the effectiveness of PacifiCorp's internal control over financial reporting as of December 31, 2011 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, PacifiCorp's management used the criteria set forth in the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework," PacifiCorp's management concluded that PacifiCorp's internal control over financial reporting was effective as of December 31, 2011.

PacifiCorp
February 27, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

PacifiCorp is an indirect subsidiary of MEHC, and its directors consist of executive management from both MEHC and PacifiCorp. Each director was elected based on individual responsibilities, experience in the energy industry and functional expertise. There are no family relationships among the executive officers, nor any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was appointed. Set forth below is certain information, as of January 31, 2012, with respect to the current directors and executive officers of PacifiCorp:

Gregory E. Abel, 49, Chairman of the Board of Directors and Chief Executive Officer of PacifiCorp since 2006. Mr. Abel has been Chief Executive Officer of MEHC since 2008, director since 2000, President since 1998, and was Chief Operating Officer from 1998 to 2008. Mr. Abel joined MEHC in 1992 and has extensive executive management experience in the energy industry.

Douglas L. Anderson, 53, Director. Mr. Anderson has been a director of PacifiCorp since 2006 and Senior Vice President, General Counsel and Corporate Secretary of MEHC since 2001. Mr. Anderson joined MEHC in 1993 and has significant legal experience, including expertise in corporate governance, mergers and acquisitions, and ethics and compliance programs.

Micheal G. Dunn, 46, President and Chief Executive Officer of PacifiCorp Energy and director of PacifiCorp since February 2010; President of Kern River Gas Transmission Company ("Kern River"), an indirect subsidiary of MEHC, from 2007 to January 2010; and Vice President of Operations, Information Technology and Engineering of Kern River from 2005 to 2007. Mr. Dunn joined Kern River in 1990 and has significant operational, engineering and leadership expertise in the energy industry, including managing large construction projects and asset management.

Brent E. Gale, 60, Director. Mr. Gale has been a director of PacifiCorp and Senior Vice President, Regulation and Legislation of MEHC since 2006 and was Senior Vice President, Legislation and Regulation of MidAmerican Energy Company, an indirect subsidiary of MEHC, from 2004 to 2006. Mr. Gale has been employed by MEHC and its predecessor companies since 1976 and has extensive regulatory experience in the utility industry at both the federal and state levels.

Patrick J. Goodman, 45, Director. Mr. Goodman has been a director of PacifiCorp since 2006 and Senior Vice President and Chief Financial Officer of MEHC since 1999. Mr. Goodman joined MEHC in 1995 and has significant financial experience, including expertise in mergers and acquisitions, accounting, treasury, and tax functions.

Natalie L. Hocken, 42, Vice President and General Counsel of Pacific Power and director of PacifiCorp since 2007 and Assistant General Counsel of PacifiCorp from 2005 to 2007. Ms. Hocken joined PacifiCorp in 2002 and has significant legal experience in the utility industry, including expertise in litigation and federal and state regulatory compliance.

Mark C. Moench, 56, Senior Vice President, General Counsel and Corporate Secretary of PacifiCorp since 2007; director of PacifiCorp and Senior Vice President and General Counsel of Rocky Mountain Power since 2006; Senior Vice President, Legal of MEHC from 2005 to 2006; and Vice President and General Counsel of Kern River from 2002 to 2005. Mr. Moench has significant experience regarding federal and state regulation, mergers and acquisitions, and transmission permitting.

R. Patrick Reiten, 50, President and Chief Executive Officer of Pacific Power and director of PacifiCorp since 2006. Mr. Reiten served as President and Chief Executive Officer of PNGC Power from 2002 to 2006 after joining PNGC Power in 1993. Mr. Reiten has significant operational, public policy and leadership experience in the energy industry, including expertise in transmission and distribution systems, community relations, and regulatory matters.

Douglas K. Stuver, 48, Senior Vice President and Chief Financial Officer of PacifiCorp since 2008, Controller of PacifiCorp Energy from 2006 to 2008 and Controller of PacifiCorp's commercial and trading business unit from 2004 to 2006. Mr. Stuver joined PacifiCorp in 2004 and has significant financial and energy risk management experience.

A. Richard Walje, 60, President and Chief Executive Officer of Rocky Mountain Power since 2006, director of PacifiCorp since 2001, Executive Vice President from 2004 to 2006 and Chief Information Officer from 2000 to 2006. Mr. Walje joined PacifiCorp in 1986 and has significant operational, engineering, and leadership experience in the utility industry, including expertise in transmission and distribution systems, customer services, and information technology.

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

Audit Committee and Audit Committee Financial Expert

During the year ended December 31, 2011, and as of the date of this Annual Report on Form 10-K, PacifiCorp's Board of Directors did not have an audit committee and consisted of MEHC and PacifiCorp employees. PacifiCorp is not required to have an audit committee as its common stock is indirectly and wholly owned by MEHC. However, the audit committee of MEHC acts as the audit committee for PacifiCorp.

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

Compensation Discussion and Analysis

Compensation Philosophy and Overall Objectives

Mr. Gregory E. Abel, our Chairman of the Board of Directors and Chief Executive Officer, or Chairman and CEO, receives no direct compensation from us. We reimburse our indirect parent company, MidAmerican Energy Holdings Company, or MEHC, for the cost of Mr. Abel's time spent on matters supporting us, including compensation paid to him by MEHC, pursuant to an intercompany administrative services agreement among MEHC and its subsidiaries. Please refer to MEHC's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-14881) for executive compensation and post-termination payment information for Mr. Abel.

We believe that the compensation paid to each of our Chief Financial Officer, or CFO, and our three other most highly compensated executive officers, to whom we refer collectively as our Named Executive Officers, or NEOs, should be closely aligned with our overall performance, and each NEO's contribution to that performance, on both a short- and long-term basis, and that such compensation should be sufficient to attract and retain highly qualified leaders who can create significant value for our organization. Our compensation programs are designed to provide our NEOs meaningful incentives for superior corporate and individual performance. Performance is evaluated on a subjective basis within the context of both financial and non-financial objectives that we believe contribute to our long-term success, among which are customer service, operational excellence, financial strength, employee commitment and safety, environmental respect and regulatory integrity.

How is Compensation Determined

Our compensation committee consists solely of Mr. Abel. Mr. Abel also serves as MEHC's Chairman, President and Chief Executive Officer. Mr. Abel is responsible for the establishment and oversight of our compensation policy and for approving compensation decisions for our NEOs such as approving base pay increases, incentive and performance awards, off-cycle pay changes, and participation in other employee benefit plans and programs.

Our criteria for assessing executive performance and determining compensation in any year is inherently subjective and is not based upon specific formulas or weighting of factors. We do not specifically use other companies as benchmarks when establishing our NEOs' compensation.

Discussion and Analysis of Specific Compensation Elements

Base Salary

We determine base salaries for all of our NEOs, other than Mr. Abel, by reviewing our overall performance and each NEO's performance, the value each NEO brings to us and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the annual base salary adjustment for each NEO, other than Mr. Abel, is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. All merit increases are approved by Mr. Abel and take effect in the last payroll period of each year. An increase or decrease in base salary may also result from a promotion or other significant change in a NEO's responsibilities during the year. In 2011, base salaries for all NEOs, other than Mr. Abel, increased on average by 5.52% and became effective December 26, 2010.

Short-Term Incentive Compensation

The objective of short-term incentive compensation is to reward the achievement of our significant annual corporate and business unit goals while also providing NEOs with competitive total cash compensation.

Annual Incentive Plan

Under our Annual Incentive Plan, or AIP, all NEOs, other than Mr. Abel, are eligible to earn an annual discretionary cash incentive award, which is determined on a subjective basis at Mr. Abel's sole discretion and is not based on a specific formula or cap. Mr. Abel considers a variety of factors in determining each NEO's performance award including the NEO's performance, our overall performance and each NEO's contribution to that overall performance. Mr. Abel evaluates performance using financial and non-financial principles, including customer service; operational excellence; financial strength; employee commitment and safety; environmental respect; and regulatory integrity, as well as the NEO's response to issues and opportunities that arise during the year. No factor was individually material to Mr. Abel's determination regarding the amounts paid to each NEO under the AIP for 2011. Approved awards are paid prior to year-end.

Performance Awards

In addition to the annual awards under the AIP, we may grant cash performance awards periodically during the year to one or more NEOs, other than Mr. Abel, to reward the accomplishment of significant non-recurring tasks or projects. These awards are discretionary and are approved by Mr. Abel. There were no performance awards granted to our NEOs during 2011.

Long-Term Incentive Compensation

The objective of long-term incentive compensation is to retain NEOs, reward their exceptional performance and motivate them to create long-term, sustainable value. Our current long-term incentive compensation program is cash-based. We do not utilize stock options or other forms of equity-based awards.

Long-Term Incentive Partnership Plan

The MidAmerican Energy Holdings Company Long-Term Incentive Partnership Plan, or LTIP, is designed to retain key employees and to align our interests and the interests of the participating employees. All of our NEOs, other than Mr. Abel, participate in the LTIP. The LTIP provides for annual discretionary awards based upon significant accomplishments by the individual participants and the achievement of the financial and non-financial objectives previously described. The goals are developed with the objective of being attainable with a sustained, focused and concerted effort and are determined and communicated in January of each plan year. Participation is discretionary and is determined by MEHC's Chairman, President and Chief Executive Officer who recommends awards to the MEHC compensation committee annually in the fourth quarter. Except for limited situations of extraordinary performance, awards are capped at 1.5 times base salary and finalized in the first quarter of the following year. These cash-based awards are subject to mandatory deferral and equal annual vesting over a five-year period starting in the performance year. Participants allocate the value of their deferral accounts among various investment alternatives. Gains or losses may be incurred based on investment performance. Participating NEOs may elect to defer all or a part of the award or receive payment in cash after the five-year mandatory deferral and vesting period. Vested balances (including any investment gains or losses thereon) of terminating participants are paid at the time of termination.

Other Employee Benefits

Supplemental Executive Retirement Plan

Our Supplemental Executive Retirement Plan, or SERP, provides additional retirement benefits to participants. Mr. Walje was the only NEO who participated in our SERP during 2011, and we have no plans to add new participants in the future. The SERP provides monthly retirement benefits of 50% of final average pay plus 1% of final average pay for each fiscal year that we meet certain performance goals set for such fiscal year. The maximum benefit is 65% of final average pay. A participant's final average pay equals the 60 consecutive months of highest pay out of the last 120 months, and pay for this purpose includes salary and annual incentive plan payments reflected in the Summary Compensation Table below.

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

Potential Payments Upon Termination
Our NEOs, other than Mr. Abel, are not entitled to severance or enhanced benefits upon termination of employment or change in control. However, upon any termination of employment, our other NEOs would be entitled to the vested balances in the Retirement Plan, SERP, LTIP and the DCP.

Compensation Committee Report

Mr. Abel, our Chairman and CEO and sole member of our compensation committee, has reviewed the Compensation Discussion and Analysis and, based on this review, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Gregory E. Abel

Summary Compensation Table

The following table sets forth information regarding compensation earned by each of our NEOs during the years indicated:

				Change in
				Pension
				Value and
				Nonqualified
				Deferred
				Compensation	All Other
Name and Principal Position	Year	Base Salary	Bonus (1)	Earnings (2)	Compensation (3)	Total (4)

Gregory E. Abel (5)	2011	$—	$—	$—	$—	$—
Chairman and	2010	—	—	—	—	—
Chief Executive Officer	2009	—	—	—	—	—

A. Richard Walje	2011	368,000	516,548	670,980	32,676	1,588,204
President and Chief Executive	2010	357,150	721,364	548,195	35,096	1,661,805
Officer, Rocky Mountain Power	2009	351,900	583,217	733,231	54,617	1,722,965

R. Patrick Reiten	2011	291,528	747,678	650	23,643	1,063,499
President and Chief Executive	2010	265,740	828,466	445	24,301	1,118,952
Officer, Pacific Power	2009	265,740	623,417	355	24,105	913,617

Micheal G. Dunn	2011	278,820	463,169	13,856	26,500	782,345
President and Chief Executive	2010	230,114	355,000	12,925	24,638	622,677
Officer, PacifiCorp Energy	2009	—	—	—	—	—

Douglas K. Stuver	2011	239,269	269,216	11,010	31,971	551,466
Senior Vice President and	2010	233,525	268,455	8,014	34,460	544,454
Chief Financial Officer	2009	228,800	231,033	12,623	39,945	512,401

(1)	Consists of annual cash incentive awards earned pursuant to the AIP for our NEOs and the vesting of LTIP awards and associated vested earnings/(losses). The breakout for 2011 is as follows:

		LTIP (a)
		Vested	Vested
	AIP	Awards	Earnings/(Losses)	Total
A. Richard Walje	$200,000	$372,259	$(55,711)	$316,548
R. Patrick Reiten	275,000	437,400	35,278	472,678
Micheal G. Dunn	275,000	195,000	(6,831)	188,169
Douglas K. Stuver	95,000	154,185	20,031	174,216

(a) The LTIP vested awards and vested earnings/(losses) columns exclude any amounts related to Mr. Dunn's awards granted prior to him transferring to PacifiCorp.
The ultimate payouts of LTIP awards are undeterminable as the amounts to be paid out may increase or decrease depending on investment performance. Net income, the net income target goal and the matrix below were used in determining the gross amount of the LTIP award available to the participants. Net income for determining the award and the award itself are subject to discretionary adjustment by MEHC's Chairman, President and Chief Executive Officer and its compensation committee. In 2011, the gross award and per-point value were determined based on the overall achievement of our financial and non-financial objectives.

MEHC Net Income	Award
Less than or equal to net income target goal	None
Exceeds net income target goal by 0.01% - 6.50%	25% of excess
Exceeds net income target goal by more than 6.50%	25% of the first 6.50% excess; and
35% of excess over 6.50%

Points are allocated among plan participants either as initial points or year-end performance points. A nominating committee recommends the point allocation, subject to approval by MEHC's Chairman, President and Chief Executive Officer, based upon a discretionary evaluation of individual achievement of financial and non-financial goals previously described herein. A participant's award equals the participant's allocated points multiplied by the final per-point value, capped at 1.5 times base salary except in extraordinary circumstances.

(2)
Amounts are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which include the SERP and our non-contributory defined benefit pension plan, or the Retirement Plan, as applicable. Amounts are computed using assumptions consistent with those used in preparing the related pension disclosures in our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K and are as of December 31, 2011. No participant in our DCP earned "above market" or "preferential" earnings on amounts deferred.

(3)
Amounts consist of Employee Savings Plan, or 401(k) Plan, contributions we paid on behalf of the NEOs and registrant contributions to the DCP, as noted in the Nonqualified Deferred Compensation table. Items required to be reported and quantified are as follows: Mr. Walje - 401(k) contributions of $32,014; Mr. Reiten - 401(k) contributions of $23,643; Mr. Dunn - 401(k) contributions of $11,393 and DCP contributions of $15,107; and Mr. Stuver - 401(k) contributions of $31,971.

(4)	Any amounts voluntarily deferred by the NEO, if applicable, are included in the appropriate column in the Summary Compensation Table.

(5)
Mr. Abel receives no direct compensation from us. We reimburse MEHC for the cost of Mr. Abel's time spent on matters supporting us, including compensation paid to him by MEHC, pursuant to an intercompany administrative services agreement among MEHC and its subsidiaries. Please refer to MEHC's Annual Report on Form 10‑K for the year ended December 31, 2011 (File No. 001-14881) for executive compensation information for Mr. Abel.

Pension Benefits

The following table sets forth certain information regarding the defined benefit pension plan accounts held by each of our NEOs as of December 31, 2011:

		Number of years of	Present value of
Name	Plan name	credited service	accumulated benefits (1)

Gregory E. Abel	Retirement	n/a	$—
A. Richard Walje	SERP	26 years	3,228,738
	Retirement	23 years	982,109
R. Patrick Reiten	Retirement	2 years	16,482
Micheal G. Dunn (2)	Retirement	2 years	26,781
Douglas K. Stuver	Retirement	5 years	96,764

(1)
Amounts are computed using assumptions, other than the expected retirement age, consistent with those used in preparing the related pension disclosures in our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K and are as of December 31, 2011, which is the measurement date for the plans. The expected retirement age assumption has been determined in accordance with Instruction 2 to Item 402(h)(2) of Regulation S-K. Single life annuities were assumed for the SERP calculations of the present value of accumulated benefits. For the Retirement Plan calculations of the present value of accumulated benefits, the following assumptions were used: 50.0% lump sum; 35.0% joint and 100% survivor annuity and 15.0% single life annuity. The present value assumptions used in calculating the present value of accumulated benefits for the SERP were as follows: a discount rate of 4.90%; an expected retirement age of 60; and postretirement mortality using the RP-2000 table projected to 2022. The present value assumptions used in calculating the present value of accumulated benefits for the Retirement Plan were as follows: a discount rate of 4.90%; an expected retirement age of 65; postretirement mortality using the RP‑2000 table projected to 2022; a lump sum interest rate of 4.90%; and lump sum mortality using the Internal Revenue Code §417(e)(3) Applicable Mortality Table for 2013.

(2)
The number of years of service and the present value of accumulated benefits for Mr. Dunn represents his service as a PacifiCorp employee only and does not include any vested benefits earned under Kern River Gas Transmission Company, an indirect wholly-owned subsidiary of MEHC.

The SERP provides monthly retirement benefits of 50% of final average pay plus 1% of final average pay for each fiscal year that we meet certain performance goals set for such fiscal year. The maximum benefit is 65% of final average pay, plus amounts due to Retention Agreements entered into in 2000. A participant's final average pay equals the 60 consecutive months of highest pay out of the last 120 months, and pay for this purpose includes salary and annual incentive plan payments reflected in the Summary Compensation Table above. Mr. Walje has met the five-year participation requirement under the plan for early retirement eligibility. Mr. Walje's SERP benefit will be reduced by a portion of his Social Security benefits, his regular retirement benefit under the Retirement Plan, and 0.25% for each month benefit commencement precedes age 60.

We have adopted the Retirement Plan for the majority of our employees, other than employees subject to collective bargaining agreements that do not provide for coverage. Through May 31, 2007, participants earned benefits at retirement payable for life based on length of service through May 31, 2007 and average pay in the 60 consecutive months of highest pay out of the 120 months prior to May 31, 2007, and pay for this purpose included salary and annual incentive plan payments up to 10% of base salary, but were limited to the Internal Revenue Code amounts specified in §401(a)(17). Benefits were based on 1.3% of final average pay plus 0.65% of final average pay in excess of covered compensation (as defined in Internal Revenue Code §401(1)(5)(E)) times years of service.

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

Participants in the Retirement Plan are entitled to receive full benefits upon retirement on or after age 65. Such participants are also entitled to receive reduced benefits upon early retirement after age 55 with at least five years of service or when age plus years of service equals 75. Participants in the SERP are entitled to receive full benefits upon retirement on or after age 60. Such participants are also entitled to receive reduced benefits upon early retirement after age 55 with at least five years of SERP participation or after age 50 with at least 15 years of service and five years of SERP participation.

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

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the DCP accounts held by each of our NEOs as of December 31, 2011:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings/(losses)	withdrawals/	balance as of
Name	in 2011 (1)	in 2011 (2)	in 2011	distributions	December 31, 2011 (3)

Gregory E. Abel	$—	$—	$—	$—	$—
A. Richard Walje	—	—	(36,535)	12,201	1,971,773
R. Patrick Reiten	—	—	(298)	—	348,313
Micheal G. Dunn	13,750	15,107	(291)	—	54,900
Douglas K. Stuver	—	—	(228)	—	7,080

(1)	The Executive contribution amount shown for Mr. Dunn is included in the 2011 total compensation reported for him in the Summary Compensation Table and is not additional earned compensation.

(2)
The Registrant contribution amount shown for Mr. Dunn is included in the 2011 total compensation reported for him in the Summary Compensation Table and is not additional earned compensation. The amount was earned in 2011 but not contributed into the DCP until 2012.

(3)
The aggregate balance as of December 31, 2011 for Messrs. Walje, Reiten, Dunn and Stuver includes $2,596, $1,960, $13,208 and $1,960, respectively, of compensation previously reported in 2010 in the Summary Compensation Table, and for Messrs. Walje and Stuver includes $5,959 and $5,290, respectively, for 2009. The aggregate balance for Mr. Reiten includes $346,651 of the 2006 LTIP award, which was deferred in 2010 and is not included in the 2011 total compensation reported for him in the Summary Compensation Table.

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

Potential Payments Upon Termination
Our NEOs, other than Mr. Abel, are not entitled to severance or enhanced benefits upon termination of employment or change in control. Please refer to MEHC's Annual Report on Form 10‑K for the year ended December 31, 2011 (File No. 001-14881) for information about potential post-termination payments to Mr. Abel.

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2011, and are payable as lump sums unless otherwise noted.

Termination Scenario	Incentive (1)	Pension (2)

Gregory E. Abel:
Retirement, Voluntary and Involuntary With or Without Cause	—	—
Death and Disability	—	—
A. Richard Walje (3):
Retirement, Voluntary and Involuntary With or Without Cause	—	72,711
Death and Disability	707,009	72,711
R. Patrick Reiten:
Retirement, Voluntary and Involuntary With or Without Cause	—	2,548
Death and Disability	973,760	2,548
Micheal G. Dunn:
Retirement, Voluntary and Involuntary With or Without Cause	—	5,220
Death and Disability	674,753	5,220
Douglas K. Stuver:
Retirement, Voluntary and Involuntary With or Without Cause	—	4,196
Death and Disability	370,876	4,196

(1)
Amounts represent the unvested portion of each NEO's LTIP account, which becomes 100% vested upon death or disability. For Mr. Dunn, this represents his unvested portion for service as a PacifiCorp employee only and does not include any additional vesting of awards granted while not employed by us.

(2)	Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits table.

(3)	Mr. Walje has already met the retirement criteria, therefore his termination and death scenarios under the Retirement Plan are based on assuming 50% lump sum payout and 50% annuity.

Director Compensation Table

All of our directors serving in 2011 were employees of PacifiCorp, or in the case of Messrs. Anderson and Goodman, employees of MEHC, and did not receive additional compensation for service as a director. The following table excludes Messrs. Abel, Walje, Reiten and Dunn for whom compensation information is described in the Summary Compensation Table.

	Change in
	Pension Value and
	Nonqualified Deferred	All Other
Name	Compensation Earnings (1)	Compensation (2)	Total

Douglas L. Anderson	$—	$—	$—

Brent E. Gale	28,712	780,398	809,110

Patrick J. Goodman	—	—	—

Natalie L. Hocken	8,194	560,475	568,669

Mark C. Moench	27,157	483,772	510,929

(1)
Amounts included in change in pension value and nonqualified deferred compensation earnings are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which includes the Retirement Plan. Amounts are computed using assumptions consistent with those used in preparing the applicable pension disclosures included in our Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K and are as of the pension plans' measurement dates. No participant in our DCP earned "above market" or "preferential" earnings on amounts deferred.

(2)	Amounts shown for the year ended December 31, 2011, include:

(i)	Base salary in the amounts of $292,750 for Mr. Gale, $194,164 for Ms. Hocken and $222,525 for Mr. Moench.

(ii)	Contributions to our 401(k) Plan of $6,622 for Mr. Gale, $26,936 for Ms. Hocken and $11,224 for Mr. Moench.

(iii)	Life insurance premium paid by us on behalf of Mr. Gale in the amount of $13,550.

(iv)	Performance award of $12,718 to Ms. Hocken for contributions made in 2011.

(v)
Annual cash incentive awards earned pursuant to the AIP for our directors, the vesting of LTIP awards and associated vested earnings/(losses) for Mr. Gale, Ms. Hocken and Mr. Moench. The breakout of AIP and LTIP awards for 2011 is as follows:

		LTIP
	AIP	Vested Awards	Vested Earnings/(Losses)	Total
Brent E. Gale	$160,000	$282,977	$24,499	$307,476
Natalie L. Hocken	135,000	190,458	(5,787)	184,671
Mark C. Moench	95,000	152,469	2,447	154,916

Compensation Committee Interlocks and Insider Participation

Mr. Abel is our Chairman and CEO and also the Chairman, President and Chief Executive Officer of MEHC. None of our executive officers serves as a member of the compensation committee of any company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serves as a member of the board of directors of any company (other than MEHC) that has an executive officer serving as a member of our compensation committee. See also Item 13 of this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a consolidated subsidiary of MEHC. Our common stock is indirectly owned by MEHC, 666 Grand Avenue, Des Moines, Iowa 50309. MEHC is a consolidated subsidiary of Berkshire Hathaway that, as of January 31, 2012, owns 89.85% of MEHC's common stock. The balance of MEHC's common stock is owned by Walter Scott, Jr. (along with family members and related entities), a member of MEHC's Board of Directors, and Gregory E. Abel, PacifiCorp's Chairman and Chief Executive Officer.

None of our executive officers or directors owns shares of our preferred stock. The following table sets forth certain information as of January 31, 2012 regarding the beneficial ownership of MEHC's common stock and the Class A and Class B shares of Berkshire Hathaway common stock held by each of our directors, executive officers and all of our directors and executive officers as a group as of January 31, 2012.

	MEHC		Berkshire Hathaway
	Common Stock		Class A Common Stock		Class B Common Stock
Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)

Gregory E. Abel (2)	595,940	0.8%	5	*	2,289	*
Douglas L. Anderson	—	—	4	*	300	*
Micheal G. Dunn	—	—	—	—	—	—
Brent E. Gale	—	—	—	—	—	—
Patrick J. Goodman	—	—	4	*	660	*
Natalie L. Hocken	—	—	—	—	—	—
Mark C. Moench	—	—	3	*	—	—
R. Patrick Reiten	—	—	—	—	—	—
Douglas K. Stuver	—	—	—	—	—	—
A. Richard Walje	—	—	—	—	—	—
All executive officers and directors as a group (10 persons)	595,940	0.8%	16	*	3,249	*

*    Indicates beneficial ownership of less than one percent of all outstanding shares.

(1)
Includes shares which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

(2)
In accordance with a shareholders' agreement, as amended on December 7, 2005, based on an assumed value for MEHC's common stock and the closing price of Berkshire Hathaway common stock on January 31, 2012, Mr. Abel would be entitled to exchange his shares of MEHC common stock for either 1,120 shares of Berkshire Hathaway Class A stock or 1,676,651 shares of Berkshire Hathaway Class B stock. Assuming an exchange of all available MEHC shares into either Berkshire Hathaway Class A shares or Berkshire Hathaway Class B shares, Mr. Abel would beneficially own less than 1% of the outstanding shares of either class of stock.

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

Under an intercompany administrative services agreement we have entered into with MEHC and its other subsidiaries, the costs of certain administrative services provided by MEHC to us or by us to MEHC, or shared with MEHC and other subsidiaries, are directly charged or allocated to the entity receiving such services. This agreement has been filed with the regulatory commissions in the states where we serve retail customers. We also provide an annual report of all transactions with our affiliates to our state regulatory commissions, who have the authority to refuse recovery in rates for payments we make to our affiliates deemed to have the effect of subsidizing the separate business activities of MEHC or its other subsidiaries.

Refer to Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding related-party transactions.

Director Independence

Because our common stock is indirectly, wholly owned by MEHC, our Board of Directors consists of MEHC and PacifiCorp employees and we are not required to have independent directors or audit, nominating or compensation committees consisting of independent directors.

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

The following table shows PacifiCorp's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	2011	2010

Audit fees(1)	$1.4	$1.4
Audit-related fees(2)	0.3	0.2
Tax fees(3)	—	—
All other fees	—	—
Total	$1.7	$1.6

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

The audit committee of MEHC has considered whether the non-audit services provided to PacifiCorp by the Deloitte Entities impaired the independence of the Deloitte Entities and concluded that they did not. All of the services performed by the Deloitte Entities were pre-approved in accordance with the pre-approval policy adopted by the audit committee of MEHC. The policy provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the Deloitte Entities to PacifiCorp. The policy (a) identifies the guiding principles that must be considered by the audit committee of MEHC in approving services to ensure that the Deloitte Entities' independence is not impaired; (b) describes the audit, audit-related and tax services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, requests to provide services that require specific approval by the audit committee of MEHC will be submitted to the audit committee of MEHC by both PacifiCorp's independent auditor and MEHC's Chief Financial Officer. All requests for services to be provided by the independent auditor that do not require specific approval by the audit committee of MEHC will be submitted to MEHC's Chief Financial Officer and must include a detailed description of the services to be rendered. MEHC's Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee of MEHC. The audit committee of MEHC will be informed on a timely basis of any such services rendered by the independent auditor.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of February 2012.

PACIFICORP

/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Abel	Chairman of the Board of Directors	February 27, 2012
Gregory E. Abel	and Chief Executive Officer
(principal executive officer)

/s/ Douglas K. Stuver	Senior Vice President and	February 27, 2012
Douglas K. Stuver	Chief Financial Officer
(principal financial and accounting officer)

/s/ Douglas L. Anderson	Director	February 27, 2012
Douglas L. Anderson

/s/ Micheal G. Dunn	Director	February 27, 2012
Micheal G. Dunn

/s/ Brent E. Gale	Director	February 27, 2012
Brent E. Gale

/s/ Patrick J. Goodman	Director	February 27, 2012
Patrick J. Goodman

/s/ Natalie L. Hocken	Director	February 27, 2012
Natalie L. Hocken

/s/ Mark C. Moench	Director	February 27, 2012
Mark C. Moench

/s/ R. Patrick Reiten	Director	February 27, 2012
R. Patrick Reiten

/s/ A. Richard Walje	Director	February 27, 2012
A. Richard Walje

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Third Restated Articles of Incorporation of PacifiCorp (Exhibit (3)a, Annual Report on Form 10-K for the year ended December 31, 1996, filed March 21, 1997, File No. 1-5152).

3.2*	Bylaws of PacifiCorp, as amended May 23, 2005 (Exhibit 3.2, on Annual Report on Form 10-K for the year ended March 31, 2006, filed May 30, 2006, File No. 1-5152).

4.1*
Mortgage and Deed of Trust dated as of January 9, 1989, between PacifiCorp and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4-E, Form 8-B, File No. 1-5152, as supplemented and modified by 25 Supplemental Indentures, each incorporated by reference, as follows:

Exhibit No.	File Type	File Date	File Number
(4)(b)	SE	November 2, 1989	33-31861
(4)(a)	8-K	January 9, 1990	1-5152
4(a)	8-K	September 11, 1991	1-5152
4(a)	8-K	January 7, 1992	1-5152
4(a)	10-Q	Quarter ended March 31, 1992	1-5152
4(a)	10-Q	Quarter ended September 30, 1992	1-5152
4(a)	8-K	April 1, 1993	1-5152
4(a)	10-Q	Quarter ended September 30, 1993	1-5152
(4)b	10-Q	Quarter ended June 30, 1994	1-5152
(4)b	10-K	Year ended December 31, 1994	1-5152
(4)b	10-K	Year ended December 31, 1995	1-5152
(4)b	10-K	Year ended December 31, 1996	1-5152
4(b)	10-K	Year ended December 31, 1998	1-5152
99(a)	8-K	November 21, 2001	1-5152
4.1	10-Q	Quarter ended June 30, 2003	1-5152
99	8-K	September 8, 2003	1-5152
4	8-K	August 24, 2004	1-5152
4	8-K	June 13, 2005	1-5152
4.2	8-K	August 14, 2006	1-5152
4	8-K	March 14, 2007	1-5152
4.1	8-K	October 3, 2007	1-5152
4.1	8-K	July 17, 2008	1-5152
4.1	8-K	January 8, 2009	1-5152
4.1	8-K	May 12, 2011	1-5152
4.1	8-K	January 6, 2012	1-5152

4.2*	Third Restated Articles of Incorporation and Bylaws. See 3.1 and 3.2 above.

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

10.11
Second Amendment dated as of January 6, 2012, amends that certain Amended and Restated Credit Agreement, dated as of July 6, 2006, among PacifiCorp, the banks listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and the Royal Bank of Scotland plc, as Syndication Agent.

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14.1*	Code of Ethics (Exhibit 14.1, Transition Report on Form 10-K for the nine-month period ended December 31, 2006, filed March 2, 2007, File No. 1-5152).

23.1	Consent of Deloitte & Touche LLP.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Coal Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*Incorporated herein by reference.
†Management contract or compensatory plan.