Form 10-Q
period 2012-03-31
PACIFICORP /OR/
filed 2012-05-04
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309. As of April 30, 2012, 357,060,915 shares of common stock were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

PacifiCorp and Related Entities
MEHC	MidAmerican Energy Holdings Company
PacifiCorp	PacifiCorp and its subsidiaries
PPW Holdings	PPW Holdings LLC, a wholly owned subsidiary of MEHC and PacifiCorp's direct parent company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CPUC	California Public Utilities Commission
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBA	Energy Balancing Account
ECAC	Energy Cost Adjustment Clause
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
kV	Kilovolt
MW	Megawatt
MWh	Megawatt hour
OPUC	Oregon Public Utility Commission
REC	Renewable Energy Credit
RFPs	Requests for Proposals
RPS	Renewable Portfolio Standards
SEC	United States Securities and Exchange Commission
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•
hydroelectric conditions and the cost, feasibility and eventual outcome of hydroelectric relicensing proceedings that could have a significant impact on electricity capacity and cost and PacifiCorp's ability to generate electricity;

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of PacifiCorp's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, cash flows, changes in equity and comprehensive income for the year then ended (not presented herein); and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 4, 2012

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$45	$47
Accounts receivable, net	581	653
Income taxes receivable	87	70
Inventories:
Materials and supplies	200	196
Fuel	256	237
Deferred income taxes	132	129
Regulatory assets	94	74
Other current assets	76	77
Total current assets	1,471	1,483

Property, plant and equipment, net	17,571	17,374
Regulatory assets	1,813	1,810
Other assets	433	439

Total assets	$21,288	$21,106

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$454	$582
Accrued employee expenses	109	72
Accrued interest	100	105
Accrued property and other taxes	93	66
Derivative contracts	168	90
Short-term debt	—	688
Current portion of long-term debt and capital lease obligations	24	19
Regulatory liabilities	65	67
Other current liabilities	116	125
Total current liabilities	1,129	1,814

Regulatory liabilities	825	826
Derivative contracts	98	66
Long-term debt and capital lease obligations	6,848	6,194
Deferred income taxes	3,959	3,863
Other long-term liabilities	1,017	1,031
Total liabilities	13,876	13,794

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	41	41
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,901	2,801
Accumulated other comprehensive loss, net	(9)	(9)
Total shareholders' equity	7,412	7,312

Total liabilities and shareholders' equity	$21,288	$21,106

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011

Operating revenue	$1,191	$1,119

Operating costs and expenses:
Energy costs	445	383
Operations and maintenance	269	278
Depreciation and amortization	157	153
Taxes, other than income taxes	42	38
Total operating costs and expenses	913	852

Operating income	278	267

Other income (expense):
Interest expense	(95)	(96)
Allowance for borrowed funds	7	6
Allowance for equity funds	15	11
Interest income	1	1
Other, net	2	—
Total other income (expense)	(70)	(78)

Income before income tax expense	208	189
Income tax expense	57	62
Net income	$151	$127

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011

Net income	$151	$127
Other comprehensive loss, net of tax:
Unrealized losses on cash flow hedges, net of tax of $- and $-	—	(1)
Comprehensive income	$151	$126

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	PacifiCorp Shareholders' Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Interest	Equity

Balance at December 31, 2010	$41	$—	$4,479	$2,798	$(7)	$—	$7,311
Net income	—	—	—	127	—	—	127
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared	—	—	—	(1)	—	—	(1)
Common stock dividends declared	—	—	—	(550)	—	—	(550)
Balance at March 31, 2011	$41	$—	$4,479	$2,374	$(8)	$—	$6,886

Balance at December 31, 2011	$41	$—	$4,479	$2,801	$(9)	$—	$7,312
Net income	—	—	—	151	—	—	151
Preferred stock dividends declared	—	—	—	(1)	—	—	(1)
Common stock dividends declared	—	—	—	(50)	—	—	(50)
Balance at March 31, 2012	$41	$—	$4,479	$2,901	$(9)	$—	$7,412

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$151	$127
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	157	153
Deferred income taxes and amortization of investment tax credits	89	(16)
Changes in regulatory assets and liabilities	—	(8)
Other, net	(11)	(8)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	82	53
Derivative collateral, net	85	20
Inventories	(23)	(13)
Income taxes receivable, net	(17)	80
Accounts payable and other liabilities	(34)	8
Net cash flows from operating activities	479	396

Cash flows from investing activities:
Capital expenditures	(405)	(352)
Other, net	9	6
Net cash flows from investing activities	(396)	(346)

Cash flows from financing activities:
Net (repayments of) proceeds from short-term debt	(688)	234
Proceeds from long-term debt	749	—
Repayments and redemptions of long-term debt and capital lease obligations	(90)	—
Preferred stock dividends	(1)	(1)
Common stock dividends	(50)	(275)
Other, net	(5)	—
Net cash flows from financing activities	(85)	(42)

Net change in cash and cash equivalents	(2)	8
Cash and cash equivalents at beginning of period	47	31
Cash and cash equivalents at end of period	$45	$39

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric company serving 1.8 million retail customers, including residential, commercial, industrial and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with public and private utilities, energy marketing companies, financial institutions and incorporated municipalities. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining and environmental remediation services. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company ("MEHC"), a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2012.

(2)	New Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, this guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, which also amends FASB ASC Topic 220 to defer indefinitely the ASU No. 2011-05 requirement to present items on the face of the financial statements that are reclassified from other comprehensive income to net income. ASU No. 2011-12 is also effective for interim and annual reporting periods beginning after December 15, 2011. PacifiCorp adopted this guidance on January 1, 2012 and elected the two separate but consecutive statements option.

In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." The amendments in this guidance are not intended to result in a change in current accounting. ASU No. 2011-04 requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. PacifiCorp adopted ASU 2011-04 on January 1, 2012. The adoption of this guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2012	2011

Property, plant and equipment	5-80 years	$23,181	$23,055
Accumulated depreciation and amortization		(6,948)	(6,888)
Net property, plant and equipment		16,233	16,167
Construction work-in-progress		1,338	1,207
Total property, plant and equipment, net		$17,571	$17,374

(4)	Fair Value Measurements

The carrying value of PacifiCorp's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. PacifiCorp has certain financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2012
Assets:
Commodity derivatives	$—	$113	$2	$(95)	$20
Money market mutual funds(2)	34	—	—	—	34
	$34	$113	$2	$(95)	$54

Liabilities - Commodity derivatives	$—	$(399)	$—	$133	$(266)

As of December 31, 2011
Assets:
Commodity derivatives	$—	$114	$1	$(100)	$15
Money market mutual funds(2)	33	—	—	—	33
	$33	$114	$1	$(100)	$48

Liabilities - Commodity derivatives	$—	$(379)	$—	$223	$(156)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $38 million and $123 million as of March 31, 2012 and December 31, 2011, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of PacifiCorp's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011

Beginning balance	$1	$(345)
Changes in fair value recognized in net regulatory assets	1	(15)
Settlements	—	9
Ending balance	$2	$(351)

PacifiCorp's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of PacifiCorp's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of PacifiCorp's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of PacifiCorp's long-term debt (in millions):

	As of March 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,816	$8,003	$6,157	$7,804

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Derivative Contracts
	Current	Other	Liabilities
	Assets	Assets	Current	Noncurrent	Total

As of March 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$27	$1	$73	$14	$115
Commodity liabilities	(5)	—	(277)	(117)	(399)
Total	22	1	(204)	(103)	(284)

Total derivatives	22	1	(204)	(103)	(284)
Cash collateral (payable) receivable(2)	(3)	—	36	5	38
Total derivatives - net basis	$19	$1	$(168)	$(98)	$(246)

As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$30	$7	$66	$12	$115
Commodity liabilities	(17)	(3)	(242)	(117)	(379)
Total	13	4	(176)	(105)	(264)

Total derivatives	13	4	(176)	(105)	(264)
Cash collateral (payable) receivable(2)	(2)	—	86	39	123
Total derivatives - net basis	$11	$4	$(90)	$(66)	$(141)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of March 31, 2012 and December 31, 2011, a net regulatory asset of $284 million and $264 million, respectively, was recorded related to the net derivative liability of $284 million and $264 million, respectively.

(2)
As of March 31, 2012 and December 31, 2011, PacifiCorp had arranged letters of credit under its revolving credit facilities totaling $135 million and $- million, respectively, as collateral securing certain derivative liabilities.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011

Beginning balance	$264	$487
Changes in fair value recognized in net regulatory assets	52	(2)
Net gains reclassified to operating revenue	14	8
Net (losses) gains reclassified to energy costs	(46)	12
Ending balance	$284	$505

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2012	2011
Commodity contracts:
Electricity sales	Megawatt hours	(1)	(2)
Natural gas purchases	Decatherms	87	96
Fuel oil purchases	Gallons	13	17

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2012, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $396 million and $378 million as of March 31, 2012 and December 31, 2011, respectively, for which PacifiCorp had posted collateral of $176 million and $125 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2012 and December 31, 2011, PacifiCorp would have been required to post $129 million and $155 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(6)	Recent Financing Transactions

In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 1, 2022 and $300 million of its 4.10% First Mortgage Bonds due February 1, 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. In March 2012, PacifiCorp issued an additional $100 million of its 2.95% First Mortgage Bonds due February 1, 2022. The net proceeds were used to redeem $84 million of tax-exempt bond obligations prior to scheduled maturity with a weighted average interest rate of 5.7%, to repay short-term debt and for general corporate purposes.

(7)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011
Pension:
Service cost	$2	$2
Interest cost	15	16
Expected return on plan assets	(19)	(18)
Net amortization	9	7
Net amortization of regulatory deferrals	—	(2)
Net periodic benefit cost	$7	$5

Other postretirement:
Service cost	$2	$1
Interest cost	7	8
Expected return on plan assets	(8)	(7)
Net amortization	1	4
Net periodic benefit cost	$2	$6

Employer contributions to the pension and other postretirement benefit plans are expected to be $49 million and $9 million, respectively, during 2012. As of March 31, 2012, $18 million and $2 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(8)	Income Taxes

The effective tax rate was 27% for the three-month period ended March 31, 2012 compared to 33% for 2011. The decrease in PacifiCorp's effective tax rate for the three-month period ended March 31, 2012 compared to the prior period was primarily due to the effects of ratemaking in the prior year.

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

Northwest Refund Case

In October 2011, the Federal Energy Regulatory Commission ("FERC") issued an order on remand by the United States Court of Appeals for the Ninth Circuit, in which it determined that additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest wholesale spot market during the period from December 2000 through June 2001. PacifiCorp was a participant in the Pacific Northwest wholesale spot market during this period. The FERC ordered an evidentiary, trial-type hearing before an administrative law judge to permit parties to present evidence of alleged unlawful market activity. However, the FERC held the hearing in abeyance pending settlement discussions with all parties, which are ongoing. PacifiCorp does not believe that the outcome of this proceeding will have a material impact on its consolidated financial results.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the Oregon Public Utility Commission ("OPUC"), and is depositing the proceeds in a trust account maintained by the OPUC. PacifiCorp has begun collection of surcharges from California customers for their share of dam removal costs, as approved by the California Public Utilities Commission ("CPUC"), and is depositing the proceeds into two trust accounts maintained by the CPUC. PacifiCorp is authorized to collect the surcharges through 2019.

As of March 31, 2012, PacifiCorp's property, plant and equipment, net included $123 million of costs associated with the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs. PacifiCorp has received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019 for those jurisdictions. PacifiCorp filed for consistent ratemaking treatment in the last Idaho general rate case, which was settled in January 2012 without a decision on this matter. PacifiCorp expects to seek similar approval in Washington. As part of the July 2011 Utah general rate case settlement that was approved by the Utah Public Service Commission in August 2011, PacifiCorp and the other parties to the settlement agreed to defer a decision regarding the acceleration of the depreciation rates for the Klamath hydroelectric system's four mainstem dams to a future rate proceeding, at which time Utah's $34 million share of associated relicensing and settlement costs would be addressed. In the 2012 Utah general rate case, PacifiCorp has requested approval for Utah's share of accelerated depreciation of the Klamath hydroelectric system's four mainstem dams and associated relicensing and settlement costs. This proceeding is currently ongoing.

(10)	Common Equity

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

Results of Operations for the First Quarters of 2012 and 2011

Overview

Net income attributable to PacifiCorp for the first quarter was $151 million, an increase of $24 million, or 19%, as compared to 2011. Net income attributable to PacifiCorp increased primarily due to higher retail prices approved by regulators, higher renewable energy credit revenue, higher wholesale revenue, lower operations and maintenance expense and a lower effective tax rate, partially offset by higher energy costs and lower retail customer load. Retail customer load decreased 1% in the first quarter of 2012 compared to 2011 due to the effects of mild weather on residential loads in the eastern portion of PacifiCorp's service territory. Energy generated increased 9% in the first quarter of 2012 compared to 2011 with higher coal-fueled generation due to improved availability, higher natural gas-fueled generation due to improved spark spreads and availability, and higher hydroelectric generation.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity sales and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results for the first quarter is as follows:

	First Quarter		Favorable/(Unfavorable)
	2012	2011	Change	% Change

Gross margin (in millions):
Operating revenue	$1,191	$1,119	$72	6%
Energy costs	445	383	(62)	(16)
Gross margin	$746	$736	$10	1

Volumes of electricity sold (in GWh):
Residential	4,399	4,494	(95)	(2)%
Commercial	4,023	4,026	(3)	—
Industrial and irrigation	4,966	4,969	(3)	—
Other	93	139	(46)	(33)
Total retail electricity sales	13,481	13,628	(147)	(1)
Wholesale electricity sales	3,321	2,361	960	41
Total electricity sales	16,802	15,989	813	5

Retail electricity sales:
Average retail customers (in thousands)	1,751	1,741	10	1%
Average revenue per MWh	$76.48	$72.13	$4.35	6%

Wholesale electricity sales:
Average revenue per MWh	$26.93	$34.02	$(7.09)	(21)%

Volumes of electricity generated (in GWh):
Coal-fueled generation	10,758	10,086	672	7%
Natural gas-fueled generation	2,089	1,535	554	36
Hydroelectric generation	1,418	1,366	52	4
Other	1,081	1,098	(17)	(2)
Total PacifiCorp generated volumes	15,346	14,085	1,261	9

Volumes of electricity purchased (in GWh):
Purchased electricity	2,747	3,127	380	12%

Cost of purchased electricity:
Average cost per MWh	$46.25	$32.55	$(13.70)	(42)%

Gross margin increased $10 million, or 1%, for 2012 compared to 2011 primarily due to:

•	$60 million of increases from higher retail prices approved by regulators; and

•	$16 million of higher revenue recognized associated with RECs, including the impacts of deferrals.

The increase in gross margin was partially offset by:

•
$22 million of increases in fuel costs primarily due to increased coal-fueled generation from improved availability and increased natural gas-fueled generation from improved availability and spark spreads;

•
$16 million of unfavorable impacts of net wholesale electricity activities due to lower electricity sales prices and higher purchased electricity prices due to reduced electricity swap settlement gains, partially offset by lower purchased electricity volumes and increased wholesale electricity sales volumes from increased generation levels;

•	$15 million of lower deferrals of incurred power costs and amortization of previous deferrals in accordance with established adjustment mechanisms; and

•	$12 million of decreases due to lower customer load primarily due to impacts of mild weather on residential loads in the eastern portion of PacifiCorp's service territory.

Operations and maintenance decreased $9 million, or 3%, for 2012 compared to 2011 primarily due to a decrease in contracts and services as a result of lower plant operating costs.

Depreciation and amortization increased $4 million, or 3%, for 2012 compared to 2011 primarily due to higher plant in service.

Taxes, other than income taxes increased $4 million, or 11%, for 2012 compared to 2011 primarily due to increased property taxes from higher plant in service.

Allowances for borrowed and equity funds increased $5 million, or 29%, for 2012 compared to 2011 primarily due to higher qualified construction work-in-progress balances.
Income tax expense decreased $5 million, or 8%, for 2012 compared to 2011 and the effective tax rates were 27% and 33% for 2012 and 2011, respectively. The decrease in PacifiCorp's effective tax rate was primarily due to the effects of ratemaking in the prior year.

Liquidity and Capital Resources

As of March 31, 2012, PacifiCorp's total net liquidity was $961 million. The components of total net liquidity were as follows (in millions):

Cash and cash equivalents	$45

Available revolving credit facilities	1,355
Less:
Short-term debt	—
Letters of credit supporting tax-exempt bond obligations and collateral requirements of commodity contracts(1)	(439)
Net revolving credit facilities available	916

Total net liquidity	$961

Unsecured revolving credit facilities:
Maturity dates(2)	2012, 2013
Largest single bank commitment as a % of total(3)	16%

(1)
In April 2012, PacifiCorp replaced letters of credit totaling $92 million that supported certain variable rate tax-exempt bond obligations with new letters of credit issued under one of its revolving credit facilities. In May 2012, a facility that provides an additional $205 million of letters of credit supporting other variable rate tax-exempt bond obligations will expire. PacifiCorp expects to arrange for replacement letters of credit under one of its revolving credit facilities to provide support for those tax-exempt bond obligations.

(2)
For further discussion regarding PacifiCorp's credit facilities, refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011.

(3)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp's short-term liquidity and ability to meet long-term commitments.
Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2012 and 2011 were $479 million and $396 million, respectively. The $83 million increase was primarily due to higher retail prices approved by regulators, favorable changes in collateral posted for derivative contracts as a result of replacing certain cash collateral outstanding with letters of credit and lower contributions to employee benefit plans, partially offset by higher energy costs.

In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010 and prior to January 1, 2012, and extended 50% bonus depreciation for qualifying property purchased and placed in service after December 31, 2010 and prior to January 1, 2013. As a result of this legislation, PacifiCorp's cash flows from operations are expected to benefit in 2012 due to bonus depreciation on qualifying assets placed in service in 2012 and from income taxes received in 2012 for assets placed in service in 2011.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2012 and 2011 were $(396) million and $(346) million, respectively. Capital expenditures increased $53 million and consisted of the following during the three-month periods ended March 31 and exclude amounts for non-cash equity AFUDC and other non-cash items:

2012:

•
Transmission system investments totaling $89 million, including construction costs for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona-Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•
The development and construction of the Lake Side 2 637-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $60 million, which is expected to be placed in service in 2014.

•
Emissions control equipment on existing generating facilities totaling $17 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $239 million.

2011:

•
Emissions control equipment on existing generating facilities totaling $89 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for the Wyodak generating facility sulfur dioxide scrubber upgrade and low nitrogen oxide burners that were placed in service in April 2011.

•	Transmission system investments totaling $56 million, including permitting and right-of-way costs for the Mona-Oquirrh transmission project.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $207 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2012 were $(85) million. Uses of cash totaled $834 million and substantially consisted of $688 million for the net repayment of short-term debt, $90 million for the repayment of long-term debt and $50 million for common stock dividends paid to PPW Holdings. Sources of cash totaled $749 million and consisted of proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2011 were $(42) million. Uses of cash totaled $276 million and consisted substantially of a $275 million common stock dividend paid to PPW Holdings. Sources of cash consisted of $234 million of net proceeds from short-term debt.

Short-term Debt and Revolving Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2012, PacifiCorp had no short-term debt outstanding. As of December 31, 2011, PacifiCorp had $688 million of short-term debt outstanding at a weighted average interest rate of 0.5%.

Long-term Debt

In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 1, 2022 and $300 million of its 4.10% First Mortgage Bonds due February 1, 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. In March 2012, PacifiCorp issued an additional $100 million of its 2.95% First Mortgage Bonds due February 1, 2022. The net proceeds were used to redeem $84 million of tax-exempt bond obligations prior to scheduled maturity with a weighted average interest rate of 5.7%, to repay short-term debt and for general corporate purposes.

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $850 million of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

Common Equity

In January 2012, PacifiCorp declared a common stock dividend of $50 million, which was paid to PPW Holdings in February 2012.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.5 billion for 2012. PacifiCorp currently estimates that the least cost alternative for meeting air quality and visibility requirements for the Naughton coal-fueled generating facility Unit No. 3 ("Naughton Unit No. 3") is to convert it to a natural gas-fueled unit rather than install selective catalytic reduction and baghouse environmental projects. As a result, PacifiCorp has reduced its forecasted environmental capital expenditures by $68 million in 2012, $110 million in 2013 and $82 million in 2014. Refer to "Regulatory Matters" for a further discussion regarding Naughton Unit No. 3.

The $1.5 billion includes the following:

•	$272 million for generation development projects, primarily for development and construction of Lake Side 2, which is expected to be placed in service in 2014.

•
$364 million for transmission system investments, including $278 million for the Energy Gateway Transmission Expansion Program, which includes construction costs for the Mona-Oquirrh transmission line.

•
$97 million for environmental projects to install and upgrade emissions control equipment at certain coal-fueled generating facilities to meet air quality and visibility permit requirements through reductions of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis and receives a formal notification in five states as to whether the IRP meets the commission's IRP standards and guidelines, which is referred to as "acknowledgment." In March 2011, PacifiCorp filed its 2011 IRP with the state commissions. In June 2011, an addendum to the 2011 IRP with supplemental resource analysis was filed with the state commissions. PacifiCorp has received acknowledgment of its 2011 IRP from the WPSC, the WUTC and the IPUC. In January 2012, PacifiCorp filed an updated 2011 IRP action plan with the OPUC containing additional details to respond to issues raised by parties to the acknowledgment proceedings. The OPUC acknowledged PacifiCorp's 2011 IRP as modified by the updated action plan in March 2012 with exceptions and guidance for PacifiCorp's next IRP. PacifiCorp filed its 2011 IRP update with the OPUC, the UPSC, the WPSC and the WUTC in March 2012 and with the IPUC in April 2012. The 2011 IRP update included information contained in the action plan that was submitted to the OPUC in January 2012. PacifiCorp is not requiring acknowledgment of its 2011 IRP update.

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

In October 2011, PacifiCorp filed its draft All Source RFP for a 2016 resource with the UPSC and OPUC. The All Source RFP seeks up to 600 MW of new base load, intermediate or summer-peaking energy on a system-wide basis from projects to be placed in service by June 2016. The All Source RFP was issued to the market in January 2012 and was approved by the UPSC and the OPUC. Proposals are due in May 2012.

Contractual Obligations

As of March 31, 2012, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011 other than the 2012 debt issuances previously discussed. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011, refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional regulatory matter updates.

State Regulatory Matters

Utah

In February 2012, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $172 million, or an average price increase of 10%. If approved by the UPSC, the new rates are expected to be effective in October 2012.

In March 2012, PacifiCorp filed its first annual EBA with the UPSC requesting (a) $9 million for recovery of 70% of the net power costs in excess of amounts included in base rates for the period October 1, 2011 through December 31, 2011 and (b) collection of $20 million for the first annual installment of the $60 million of net power costs in excess of amounts included in base rates for the period prior to September 2011. The new rates will become effective in June 2012 on an interim basis until a final order is issued by the UPSC.

In March 2012, PacifiCorp filed with the UPSC to return $4 million to customers through the REC balancing account. The new rates will become effective in June 2012 on an interim basis until a final order is issued by the UPSC.

Oregon

In February 2012, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $10 million, or an average price increase of 1%, to recover the anticipated net power costs forecasted for calendar year 2013.

In March 2012, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $41 million, or an average price increase of 3%. As part of the general rate case filing, PacifiCorp indicated that it anticipates that the 172-MW Carbon coal-fueled generating facility ("Carbon Facility") will be retired in early 2015. If approved by the OPUC, the new rates are expected to be effective no later than January 1, 2013. Refer to "Environmental Laws and Regulations" for a further discussion regarding the Carbon Facility.

Wyoming

In December 2011, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $63 million, or an average price increase of 10%. If approved by the WPSC, the new rates are expected to be effective October 2012.

In March 2012, PacifiCorp made its first annual Wyoming ECAM filing with the WPSC. The filing requests recovery of $29 million, or an average price increase of 5%, for deferred net power costs for the period December 1, 2010 to December 31, 2011. The new rates will become effective in May 2012 on an interim basis until a final order is issued by the WPSC.

In March 2012, PacifiCorp filed its first annual Wyoming REC and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") application with the WPSC. The RRA tracks the difference between PacifiCorp's actual revenues from the sale of RECs and sulfur dioxide allowances and the amounts credited to customers in current rates. The filing requests to reduce the current surcredit by $1 million to $15 million. If approved by the WPSC, the surcredit will be effective in May 2012.

In September 2011, PacifiCorp filed with the WPSC an application for a certificate of public convenience and necessity ("CPCN") for pollution control projects in Wyoming. In April 2012, PacifiCorp filed testimony modifying its original CPCN application to reflect its current plan to convert Naughton Unit No. 3 to a natural gas-fueled unit as a result of PacifiCorp's current estimation that conversion is the least cost alternative for meeting air quality and visibility requirements and is in the best interest of customers. Public hearings regarding this matter are scheduled to begin in May 2012.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the twelve-month period ended March 31, 2012, as well as requiring PacifiCorp to submit additional information to the WUTC regarding the sales of RECs. The new rates were effective in April 2011. Although both PacifiCorp and the WUTC staff filed petitions for reconsideration of various items on the final order, the WUTC denied the petitions for reconsideration. In May 2011, PacifiCorp submitted to the WUTC the additional information required by the March 2011 order regarding PacifiCorp's proceeds from sales of RECs for the period January 1, 2009 forward and a detailed proposal for a tracking mechanism for proceeds of RECs. Intervening parties and WUTC staff are proposing that PacifiCorp refund to customers the amount of REC sales in excess of the amount included in base rates since January 1, 2009. Initial and reply briefs from all parties were filed in November 2011. Oral arguments were held before the WUTC in January 2012 and an order is expected during the second quarter of 2012.

In July 2011, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $13 million, or an average price increase of 4%, with an effective date no later than June 1, 2012. In February 2012, the parties to the proceeding filed a settlement agreement with the WUTC reflecting an annual increase of $5 million, or an average price increase of 2%. In March 2012, the WUTC approved the settlement agreement with an effective date of June 2012.

Idaho

In February 2012, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $18 million in deferred net power costs with a $3 million increase to the current ECAM surcharge rate. In March 2012, the IPUC approved the new rates with an effective date of April 2012. In April 2012, Monsanto Company filed a motion for reconsideration of the IPUC order.

California

In January 2012, PacifiCorp and the California Division of Ratepayer Advocates filed a joint motion for commission adoption and approval of a written stipulation for an overall rate increase of $2 million, or an average price increase of 2%, under the ECAC. In March 2012, the CPUC approved the stipulation and the new rates became effective March 2012.

FERC

As a result of a 2007 multi-party settlement with the FERC regarding long-term shared usage, coordinated operation and maintenance, and planning of certain 500-kV transmission lines, PacifiCorp agreed to file a Federal Power Act Section 205 rate change filing for its system-wide transmission service rates no later than June 1, 2011. In May 2011, PacifiCorp filed its Federal Power Act Section 205 rate case seeking to modify its transmission and ancillary services rates and to adopt a formula transmission rate. In August 2011, the FERC issued an order accepting PacifiCorp's filing and allowing the proposed rates to become effective December 25, 2011, subject to refund. Billing using the new rates commenced in early 2012. The FERC established settlement proceedings to encourage the parties to reach agreement on final rates. If a settlement is not reached, hearings will be held before the FERC to arrive at final approved rates. Settlement discussions are ongoing with the parties to the case.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. PacifiCorp believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of PacifiCorp's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011.

Clean Air Standards

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register on February 16, 2012, with an effective date of April 16, 2012 and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by PacifiCorp, PacifiCorp believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's MATS and will support PacifiCorp's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. PacifiCorp will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. PacifiCorp is evaluating whether or not to close certain units. As a result of recent testing and evaluation, PacifiCorp currently anticipates that retiring the Carbon Facility in early 2015 will be the least-cost alternative to comply with the MATS and other environmental regulations. PacifiCorp continues to assess compliance alternatives and potential transmission system impacts that could otherwise impact PacifiCorp's ultimate decision with respect to the Carbon Facility, including timing of retirement and decommissioning. Incremental costs to install and maintain emissions control equipment at PacifiCorp's coal-fueled generating facilities and any requirement to shut down what have been traditionally low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS rules in the D.C. Circuit, which may have an impact on PacifiCorp's compliance obligations and the timing of those obligations.

Climate Change

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. However, in mid-September, the EPA indicated it would not meet the September 30, 2011 deadline to promulgate the standards. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per megawatt hour. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The proposal is open for public comments until June 12, 2012. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. Any new fossil-fueled generating facilities constructed by PacifiCorp will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on PacifiCorp's existing facilities cannot be determined.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of March 31, 2012, PacifiCorp's credit ratings for its senior secured and senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale energy agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2012, PacifiCorp would have been required to post $283 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2011. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of March 31, 2012.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Item 3 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011.

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

In October 2005, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court for Salt Lake County, Utah ("Third District Court") by USA Power, LLC and its affiliated companies, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, "USA Power"), against Utah attorney Jody L. Williams and the law firm Holme, Roberts & Owen, LLP, who represent PacifiCorp on various matters from time to time. USA Power was the developer of a proposed generation project in Mona, Utah called Spring Canyon, which PacifiCorp, as part of its resource procurement process, at one time considered as an alternative to the Currant Creek generating facility. USA Power's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims. USA Power seeks $250 million in damages, statutory doubling of damages for its trade secrets violation claim, punitive damages, costs and attorneys' fees. The statutory doubling of damages only applies to the plaintiffs' trade secret claim and could increase the total damages sought to $500 million. After considering various motions for summary judgment, the court ruled in October 2007 in favor of PacifiCorp on all counts and dismissed the plaintiffs' claims in their entirety. In February 2008, the plaintiffs filed a petition requesting consideration by the Utah Supreme Court of two of their five claims. In May 2010, the Utah Supreme Court reversed and remanded the case back to the Third District Court for further consideration. In April 2012, the trial began in the Third District Court. PacifiCorp cannot predict the outcome of these proceedings, but believes that the outcome will not have a material impact on its consolidated financial results.

Item 1A.	Risk Factors

There has been no material change to PacifiCorp's risk factors from those disclosed in Item 1A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Information regarding PacifiCorp's mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICORP
(Registrant)

Date: May 4, 2012	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

1.1*
Underwriting Agreement, dated as of February 28, 2012, relating to PacifiCorp's March 6, 2012 sale of First Mortgage Bonds (Exhibit 1.1, Current Report on Form 8-K, filed March 6, 2012, File No. 1-5152).

4.1*
Twenty-Fifth Supplemental Indenture, dated as of January 1, 2012, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (Exhibit 4.1, Current Report on Form 8-K, filed January 6, 2012, File No. 1-5152).

15	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*Incorporated herein by reference.