Form 10-Q
period 2012-06-30
PACIFICORP /OR/
filed 2012-08-03
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309. As of July 31, 2012, 357,060,915 shares of common stock were outstanding.

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

•	the impact of inflation on costs and PacifiCorp's ability to recover such costs in rates;

•	increases in employee healthcare costs;

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

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on PacifiCorp's consolidated financial results;

•	other risks or unforeseen events, including the effects of storms, floods, fires, litigation, wars, terrorism, embargoes and other catastrophic events; and

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of changes in equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 3, 2012

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$107	$47
Accounts receivable, net	621	653
Income taxes receivable	—	70
Inventories:
Materials and supplies	200	196
Fuel	270	237
Deferred income taxes	126	129
Regulatory assets	76	74
Other current assets	77	77
Total current assets	1,477	1,483

Property, plant and equipment, net	17,777	17,374
Regulatory assets	1,754	1,810
Other assets	437	439

Total assets	$21,445	$21,106

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$486	$582
Income taxes payable	60	—
Accrued employee expenses	113	72
Accrued interest	115	105
Accrued property and other taxes	96	66
Derivative contracts	72	90
Short-term debt	—	688
Current portion of long-term debt and capital lease obligations	66	19
Regulatory liabilities	50	67
Other current liabilities	119	125
Total current liabilities	1,177	1,814

Regulatory liabilities	836	826
Long-term debt and capital lease obligations	6,806	6,194
Deferred income taxes	4,038	3,863
Other long-term liabilities	1,046	1,097
Total liabilities	13,903	13,794

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	41	41
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,031	2,801
Accumulated other comprehensive loss, net	(9)	(9)
Total shareholders' equity	7,542	7,312

Total liabilities and shareholders' equity	$21,445	$21,106

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Operating revenue	$1,153	$1,091	$2,344	$2,210

Operating costs and expenses:
Energy costs	404	371	849	754
Operations and maintenance	300	270	569	548
Depreciation and amortization	160	152	317	305
Taxes, other than income taxes	38	35	80	73
Total operating costs and expenses	902	828	1,815	1,680

Operating income	251	263	529	530

Other income (expense):
Interest expense	(95)	(99)	(190)	(195)
Allowance for borrowed funds	8	5	15	11
Allowance for equity funds	15	11	30	22
Interest income	—	3	1	4
Other, net	(1)	(1)	1	(1)
Total other income (expense)	(73)	(81)	(143)	(159)

Income before income tax expense	178	182	386	371
Income tax expense	48	53	105	115
Net income	$130	$129	$281	$256

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income	$130	$129	$281	$256
Other comprehensive income, net of tax:
Unrealized gains on cash flow hedges, net of tax of $-, $-, $- and $-	—	1	—	—
Comprehensive income	$130	$130	$281	$256

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	PacifiCorp Shareholders' Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance at December 31, 2010	$41	$—	$4,479	$2,798	$(7)	$7,311
Net income	—	—	—	256	—	256
Preferred stock dividends declared	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	(550)	—	(550)
Balance at June 30, 2011	$41	$—	$4,479	$2,503	$(7)	$7,016

Balance at December 31, 2011	$41	$—	$4,479	$2,801	$(9)	$7,312
Net income	—	—	—	281	—	281
Preferred stock dividends declared	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	(50)	—	(50)
Balance at June 30, 2012	$41	$—	$4,479	$3,031	$(9)	$7,542

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$281	$256
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	317	305
Deferred income taxes and amortization of investment tax credits	170	136
Changes in regulatory assets and liabilities	(4)	(19)
Other, net	(18)	(15)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	54	89
Derivative collateral, net	13	18
Inventories	(37)	(40)
Income taxes, net	130	287
Accounts payable and other liabilities	(24)	22
Net cash flows from operating activities	882	1,039

Cash flows from investing activities:
Capital expenditures	(721)	(712)
Other, net	(13)	2
Net cash flows from investing activities	(734)	(710)

Cash flows from financing activities:
Net repayments of short-term debt	(688)	(36)
Proceeds from long-term debt	749	399
Repayments and redemptions of long-term debt and capital lease obligations	(90)	(1)
Preferred stock dividends	(1)	(1)
Common stock dividends	(50)	(550)
Other, net	(8)	(2)
Net cash flows from financing activities	(88)	(191)

Net change in cash and cash equivalents	60	138
Cash and cash equivalents at beginning of period	47	31
Cash and cash equivalents at end of period	$107	$169

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric company serving retail customers, including residential, commercial, industrial and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with public and private utilities, energy marketing companies, financial institutions and incorporated municipalities. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company ("MEHC"), a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2012 and for the three- and six-month periods ended June 30, 2012 and 2011. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2012.

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

In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." The amendments in this guidance are not intended to result in a change in current accounting. ASU No. 2011-04 requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. PacifiCorp adopted ASU No. 2011-04 on January 1, 2012. The adoption of this guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2012	2011

Property, plant and equipment	5-80 years	$23,612	$23,055
Accumulated depreciation and amortization		(7,038)	(6,888)
Net property, plant and equipment		16,574	16,167
Construction work-in-progress		1,203	1,207
Total property, plant and equipment, net		$17,777	$17,374

(4)	Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2012
Assets:
Commodity derivatives	$—	$80	$2	$(69)	$13
Money market mutual funds(2)	106	—	—	—	106
	$106	$80	$2	$(69)	$119

Liabilities - Commodity derivatives	$—	$(299)	$—	$179	$(120)

As of December 31, 2011
Assets:
Commodity derivatives	$—	$114	$1	$(100)	$15
Money market mutual funds(2)	33	—	—	—	33
	$33	$114	$1	$(100)	$48

Liabilities - Commodity derivatives	$—	$(379)	$—	$223	$(156)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $110 million and $123 million as of June 30, 2012 and December 31, 2011, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of PacifiCorp's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Beginning balance	$2	$(351)	$1	$(345)
Changes in fair value recognized in net regulatory assets	—	94	1	79
Settlements	—	17	—	26
Ending balance	$2	$(240)	$2	$(240)

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

	As of June 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,817	$8,321	$6,157	$7,804

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

			Derivative
	Other		Contracts -	Other
	Current	Other	Liabilities	Long-term
	Assets	Assets	Current	Liabilities	Total

As of June 30, 2012
Not designated as hedging contracts(1):
Commodity assets	$19	$1	$50	$12	$82
Commodity liabilities	(7)	—	(198)	(94)	(299)
Total	12	1	(148)	(82)	(217)

Total derivatives	12	1	(148)	(82)	(217)
Cash collateral (payable) receivable	—	—	76	34	110
Total derivatives - net basis	$12	$1	$(72)	$(48)	$(107)

As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$30	$7	$66	$12	$115
Commodity liabilities	(17)	(3)	(242)	(117)	(379)
Total	13	4	(176)	(105)	(264)

Total derivatives	13	4	(176)	(105)	(264)
Cash collateral (payable) receivable	(2)	—	86	39	123
Total derivatives - net basis	$11	$4	$(90)	$(66)	$(141)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of June 30, 2012 and December 31, 2011, a net regulatory asset of $217 million and $264 million, respectively, was recorded related to the net derivative liability of $217 million and $264 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Beginning balance	$284	$505	$264	$487
Changes in fair value recognized in net regulatory assets	(4)	(64)	48	(66)
Net gains reclassified to operating revenue	4	2	18	10
Net (losses) gains reclassified to energy costs	(67)	(5)	(113)	7
Ending balance	$217	$438	$217	$438

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2012	2011
Electricity sales	Megawatt hours	(2)	(2)
Natural gas purchases	Decatherms	77	96
Fuel oil purchases	Gallons	8	17

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2012, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $298 million and $378 million as of June 30, 2012 and December 31, 2011, respectively, for which PacifiCorp had posted collateral of $111 million and $125 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2012 and December 31, 2011, PacifiCorp would have been required to post $120 million and $155 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(6)	Recent Financing Transactions

Long-Term Debt

In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 2022 and $300 million of its 4.10% First Mortgage Bonds due February 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. In March 2012, PacifiCorp issued an additional $100 million of its 2.95% First Mortgage Bonds due February 2022. The net proceeds were used to redeem $84 million of tax-exempt bond obligations prior to scheduled maturity with a weighted average interest rate of 5.7%, repay short-term debt and for general corporate purposes.

Credit Facilities

In June 2012, PacifiCorp replaced its existing $635 million unsecured credit facility expiring in October 2012 with an unsecured $600 million credit facility expiring in June 2017. The replacement credit facility includes rate options for which rates vary based on the borrowing option and PacifiCorp's credit ratings for its senior unsecured long-term debt securities. This facility is for general corporate purposes, including supporting PacifiCorp's commercial paper program and provides for the issuance of letters of credit. As of June 30, 2012, PacifiCorp had no borrowings outstanding under this credit facility. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(7)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Pension:
Service cost	$2	$3	$4	$5
Interest cost	15	16	30	32
Expected return on plan assets	(18)	(19)	(37)	(37)
Net amortization	8	4	17	9
Net periodic benefit cost	$7	$4	$14	$9

Other postretirement:
Service cost	$1	$2	$3	$3
Interest cost	7	8	14	16
Expected return on plan assets	(7)	(8)	(15)	(15)
Net amortization	1	5	2	9
Net periodic benefit cost	$2	$7	$4	$13

Employer contributions to the pension and other postretirement benefit plans are expected to be $49 million and $9 million, respectively, during 2012. As of June 30, 2012, $36 million and $4 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court on two of its five claims. In May 2010, the Utah Supreme Court remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. On May 21, 2012, the jury reached a verdict in favor of the Plaintiff on both claims. The jury awarded the Plaintiff breach of contract damages of $18 million and unjust enrichment damages of $113 million against PacifiCorp; however, a final judgment has not been rendered on the verdict. On May 24, 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case . PacifiCorp plans on filing post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge set a schedule to file PacifiCorp's post-trial motions in the fall of 2012 and stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. PacifiCorp strongly disagrees with the verdict and will aggressively pursue available options in an effort to vacate or reduce the verdict, including, if necessary, appellate measures. If the judge grants either of PacifiCorp's post-trial motions, then the Plaintiff's motions for exemplary damages and attorneys' fees will be moot. If the judge does not grant either of PacifiCorp's post-trial motions, then the judge will set a schedule for PacifiCorp to respond to the Plaintiff's motions for exemplary damages and attorneys' fees . In the event the judge does not grant either of PacifiCorp's post-trial motions, PacifiCorp expects a decision on the Plaintiff's motions for exemplary damages and attorneys' fees in 2013. PacifiCorp believes there is meritorious basis for such post-trial motions and appeal. PacifiCorp has accrued its estimated liability as of June 30, 2012, and believes the ultimate outcome of the case will not be material to PacifiCorp's consolidated financial results; however this matter could have a material effect on PacifiCorp's consolidated financial results in the event of an unfavorable outcome. Any payment of damages will be at the end of the appeal process, which could take several years.

Northwest Refund Case

In October 2011, the Federal Energy Regulatory Commission ("FERC") issued an order on remand by the United States Court of Appeals for the Ninth Circuit, in which it determined that additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest wholesale spot market during the period from December 2000 through June 2001. PacifiCorp was a participant in the Pacific Northwest wholesale spot market during this period. The FERC ordered an evidentiary, trial-type hearing before an administrative law judge to permit parties to present evidence of alleged unlawful market activity. However, the FERC held the hearing in abeyance pending settlement discussions with all parties. PacifiCorp is engaged in settlement discussions with certain of the parties to the proceeding and does not believe that the outcome of such settlement discussions will have a material impact on its consolidated financial results. A FERC hearing with all parties has been set for April 2013.

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

Hydroelectric Relicensing
PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the FERC. In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provides that the United States Department of the Interior conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams is in the public interest and will advance restoration of the Klamath Basin's salmonid fisheries. If it is determined that dam removal should proceed, dam removal is expected to commence no earlier than 2020.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the Oregon Public Utility Commission ("OPUC"), and is depositing the proceeds in a trust account maintained by the OPUC. PacifiCorp has begun collection of surcharges from California customers for their share of dam removal costs as approved by the California Public Utilities Commission ("CPUC"), and is depositing the proceeds into trust accounts maintained by the CPUC. PacifiCorp is authorized to collect the surcharges through 2019.

As of June 30, 2012, PacifiCorp's property, plant and equipment, net included $121 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs. PacifiCorp has received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019 for those jurisdictions. PacifiCorp filed for consistent ratemaking treatment in the last Idaho general rate case, which was settled in January 2012 without a decision on this matter. PacifiCorp expects to seek similar approval in Washington. As part of the July 2011 Utah general rate case settlement that was approved by the Utah Public Service Commission in August 2011, PacifiCorp and the other parties to the settlement agreed to defer a decision regarding the acceleration of the depreciation rates for the Klamath hydroelectric system's mainstem dams to a future rate proceeding, at which time Utah's $36 million share of associated relicensing and settlement costs would be addressed. In the 2012 Utah general rate case, PacifiCorp has requested approval for Utah's share of accelerated depreciation of the Klamath hydroelectric system's mainstem dams and associated relicensing and settlement costs. This proceeding is currently in process.

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

Results of Operations for the Second Quarter and First Six Months of 2012 and 2011

Overview

Net income for the second quarter of 2012 was $130 million, an increase of $1 million as compared to 2011. Net income increased primarily due to higher retail prices approved by regulators and higher retail customer load, partially offset by higher energy costs, higher operations and maintenance expense, lower wholesale revenue and higher depreciation and amortization. Retail customer load increased 3% in the second quarter of 2012 compared to 2011 substantially due to the impacts of hot weather in Utah. Energy generated decreased 2% in the second quarter of 2012 compared to 2011 due to a reduction in hydroelectric and wind-powered generation, partially offset by an increase in natural gas-fueled generation due to improved spark spreads and availability.

Net income for the first six months of 2012 was $281 million, an increase of $25 million, or 10%, as compared to 2011. Net income increased primarily due to higher retail prices approved by regulators, higher revenue associated with RECs, lower effective tax rate and higher retail customer load, partially offset by higher energy costs, increased operations and maintenance expense, lower wholesale revenue and higher depreciation and amortization. Retail customer load increased 1% in the first six months of 2012 compared to 2011 due to the higher retail loads in the second quarter of 2012. Energy generated increased 4% in the first six months of 2012 compared to 2011 with higher natural gas-fueled generation due to improved spark spreads and availability and higher coal-fueled generation in the first quarter, partially offset by lower hydroelectric and wind-powered generation.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity sales and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results for the second quarter is as follows:

	Second Quarter		Favorable/(Unfavorable)
	2012	2011	Change	% Change

Gross margin (in millions):
Operating revenue	$1,153	$1,091	$62	6%
Energy costs	404	371	(33)	(9)
Gross margin	$749	$720	$29	4

Volumes of electricity sold (in GWh):
Residential	3,399	3,367	32	1%
Commercial	4,086	3,862	224	6
Industrial and irrigation	5,397	5,286	111	2
Other	115	132	(17)	(13)
Total retail electricity sales	12,997	12,647	350	3
Wholesale electricity sales	2,586	2,646	(60)	(2)
Total electricity sales	15,583	15,293	290	2

Retail electricity sales:
Average retail customers (in thousands)	1,751	1,741	10	1%
Average revenue per MWh	$79.07	$75.25	$3.82	5%

Wholesale electricity sales:
Average revenue per MWh	$21.65	$29.78	$(8.13)	(27)%

Volumes of electricity generated (in GWh):
Coal-fueled generation	9,295	9,339	(44)	—%
Natural gas-fueled generation	1,564	1,137	427	38
Hydroelectric generation	1,183	1,610	(427)	(27)
Other	790	957	(167)	(17)
Total PacifiCorp generated volumes	12,832	13,043	(211)	(2)

Volumes of electricity purchased (in GWh):
Purchased electricity	3,765	3,238	(527)	(16)%

Cost of purchased electricity:
Average cost per MWh	$32.85	$35.50	$2.65	7%

Gross margin increased $29 million, or 4%, for 2012 compared to 2011 primarily due to:

•	$49 million of increases from higher retail prices approved by regulators;

•
$27 million of higher retail customer load due to the impacts of hot weather in Utah and higher irrigation load in Idaho and Utah, partially offset by decreases in residential load in Oregon due to mild weather and lower industrial customer load in Oregon and Wyoming; and

•	$5 million of higher revenue recognized associated with RECs, including the impacts of deferrals.

The increase in gross margin was partially offset by:

•
$32 million of unfavorable impacts of net wholesale electricity activities due to higher purchased electricity volumes and lower wholesale electricity sales prices, partially offset by lower purchased electricity prices including the impacts of reduced electricity swap settlement gains; and

•	$23 million of higher natural gas-fueled costs substantially due to increased generation from improved spark spreads and availability.

Operations and maintenance increased $30 million, or 11%, for 2012 compared to 2011 primarily due to charges in 2012 related to litigation, damage claims and the impairment of environmental costs at the Naughton coal-fueled generating facility Unit No. 3 ("Naughton Unit No. 3").

Depreciation and amortization increased $8 million, or 5%, for 2012 compared to 2011 primarily due to higher plant in service.

Taxes, other than income taxes increased $3 million, or 9%, for 2012 compared to 2011 primarily due to increased property taxes from higher plant in service.

Interest expense decreased $4 million, or 4%, for 2012 compared to 2011 primarily due to lower average interest rates, partially offset by higher average debt outstanding.

Allowances for borrowed and equity funds increased $7 million, or 44%, for 2012 compared to 2011 primarily due to higher qualified construction work-in-progress balances.
Income tax expense decreased $5 million, or 9%, for 2012 compared to 2011 and the effective tax rates were 27% and 29% for 2012 and 2011, respectively. The decrease in PacifiCorp's effective tax rate was primarily due to settlements of certain tax matters and the effects of ratemaking.

A comparison of PacifiCorp's key operating results for the first six months is as follows:

	First Six Months		Favorable/(Unfavorable)
	2012	2011	Change	% Change

Gross margin (in millions):
Operating revenue	$2,344	$2,210	$134	6%
Energy costs	849	754	(95)	(13)
Gross margin	$1,495	$1,456	$39	3

Volumes of electricity sold (in GWh):
Residential	7,798	7,861	(63)	(1)%
Commercial	8,109	7,888	221	3
Industrial and irrigation	10,363	10,255	108	1
Other	208	271	(63)	(23)
Total retail electricity sales	26,478	26,275	203	1
Wholesale electricity sales	5,907	5,007	900	18
Total electricity sales	32,385	31,282	1,103	4

Retail electricity sales:
Average retail customers (in thousands)	1,751	1,741	10	1%
Average revenue per MWh	$77.75	$73.63	$4.12	6%

Wholesale electricity sales:
Average revenue per MWh	$24.62	$31.78	$(7.16)	(23)%

Volumes of electricity generated (in GWh):
Coal-fueled generation	20,053	19,425	628	3%
Natural gas-fueled generation	3,653	2,672	981	37
Hydroelectric generation	2,601	2,976	(375)	(13)
Other	1,871	2,055	(184)	(9)
Total PacifiCorp generated volumes	28,178	27,128	1,050	4

Volumes of electricity purchased (in GWh):
Purchased electricity	6,512	6,365	(147)	(2)%

Cost of purchased electricity:
Average cost per MWh	$38.50	$34.05	$(4.45)	(13)%

Gross margin increased $39 million, or 3%, for 2012 compared to 2011 primarily due to:

•	$109 million of increases from higher retail prices approved by regulators;

•	$21 million of higher revenue recognized associated with RECs, including the impacts of deferrals; and

•
$15 million of higher retail customer load substantially due to the impacts of hot weather in Utah and higher irrigation load in Idaho, partially offset by decreases in industrial customer load in Oregon and Wyoming primarily due to certain large customers electing to self-generate and residential customer load in Oregon.

The increase in gross margin was partially offset by:

•
$48 million of unfavorable impacts of net wholesale electricity activities due to lower wholesale electricity sales prices, higher purchased electricity due to reduced electricity swap settlement gains and higher purchased electricity volumes, partially offset by increased wholesale electricity sales volumes from increased thermal generation levels;

•	$43 million of higher fuel costs primarily due to increased natural gas-fueled generation from improved spark spreads and availability and increased coal-fueled generation in the first quarter; and

•	$15 million of lower deferrals of incurred power costs and amortization of previous deferrals in accordance with established adjustment mechanisms.

Operations and maintenance increased $21 million, or 4%, for 2012 compared to 2011 primarily due to charges in 2012 related to litigation, damage claims and the impairment of environmental costs at Naughton Unit No. 3.

Depreciation and amortization increased $12 million, or 4%, for 2012 compared to 2011 primarily due to higher plant in service.

Taxes, other than income taxes increased $7 million, or 10%, for 2012 compared to 2011 primarily due to increased property taxes from higher plant in service.

Interest expense decreased $5 million, or 3%, for 2012 compared to 2011 primarily due to lower average interest rates, partially offset by higher average debt outstanding.

Allowances for borrowed and equity funds increased $12 million, or 36%, for 2012 compared to 2011 primarily due to higher qualified construction work-in-progress balances.
Income tax expense decreased $10 million, or 9%, for 2012 compared to 2011 and the effective tax rates were 27% and 31% for 2012 and 2011, respectively. The decrease in PacifiCorp's effective tax rate was primarily due to the effects of ratemaking and settlements of certain tax matters.

Liquidity and Capital Resources

As of June 30, 2012, PacifiCorp's total net liquidity was $825 million. The components of total net liquidity were as follows (in millions):

Cash and cash equivalents	$107

Available revolving credit facilities(1)	1,320
Less:
Short-term debt	—
Letters of credit supporting tax-exempt bond obligations and collateral requirements of commodity contracts	(602)
Net revolving credit facilities available	718

Total net liquidity	$825

Credit facilities:
Maturity dates	2013, 2017
Largest single bank commitment as a % of total(2)	13%

(1)
For further discussion regarding PacifiCorp's credit facilities and short-term debt, refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q and Note 8 of Notes to Consolidated Financial Statements in Item 8 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011.

(2)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp's short-term liquidity and ability to meet long-term commitments.
Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2012 and 2011 were $882 million and $1.039 billion, respectively. The $157 million decrease was primarily due to higher energy costs in 2012 and higher income tax receipts in 2011 primarily related to bonus depreciation, partially offset by higher retail prices approved by regulators.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2012 and 2011 were $(734) million and $(710) million, respectively. Capital expenditures increased $9 million and consisted of the following during the six-month periods ended June 30 and exclude amounts for non-cash equity AFUDC and other non-cash items:

2012:

•
Transmission system investments totaling $179 million, including construction costs for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona-Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•
The development and construction of the Lake Side 2 637-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $123 million, which is expected to be placed in service in 2014.

•
Emissions control equipment on existing generating facilities totaling $50 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $369 million.

2011:

•
Emissions control equipment on existing generating facilities totaling $148 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for the Wyodak generating facility sulfur dioxide scrubber upgrade and low nitrogen oxide burners that were placed in service in April 2011.

•	Transmission system investments totaling $93 million, including permitting and right-of-way costs for the Mona-Oquirrh transmission project.

•	The development and construction of Lake Side 2 totaling $75 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $396 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2012 were $(88) million. Uses of cash totaled $837 million and included $688 million for the net repayment of short-term debt, $90 million for the repayment of long-term debt and $50 million for common stock dividends paid to PPW Holdings. Sources of cash totaled $749 million and consisted of proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2011 were $(191) million. Uses of cash totaled $590 million and consisted substantially of $550 million for common stock dividends paid to PPW Holdings, as well as $36 million for the net repayment of short-term debt. Sources of cash consisted of $399 million of proceeds from the issuance of long-term debt.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.4 billion for 2012. PacifiCorp currently estimates that the least cost alternative for meeting air quality and visibility requirements for Naughton Unit No. 3 is to convert it to a natural gas-fueled unit rather than install selective catalytic reduction and baghouse environmental projects. As a result, PacifiCorp has reduced its forecasted environmental capital expenditures by $68 million in 2012, $110 million in 2013 and $82 million in 2014. Refer to "Regulatory Matters" for a further discussion regarding Naughton Unit No. 3.

The $1.4 billion includes the following:

•
$342 million for transmission system investments, including $282 million for the Energy Gateway Transmission Expansion Program, which includes construction costs for the Mona-Oquirrh transmission line.

•	$267 million for generation development projects, including $230 million for development and construction of Lake Side 2, which is expected to be placed in service in 2014.

•
$90 million for environmental projects to install and upgrade emissions control equipment at certain coal-fueled generating facilities to meet air quality and visibility permit requirements through reductions of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of June 30, 2012, there were no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011 other than the 2012 debt issuances previously discussed. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011, refer to Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional regulatory matter updates.

State Regulatory Matters

Utah

In February 2012, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $172 million, or an average price increase of 10%. In July 2012, PacifiCorp filed rebuttal testimony that reduced the requested increase to $156 million, or an average price increase of 9%. Once approved, the new rates will be effective in October 2012.

In March 2012, PacifiCorp filed its first annual EBA with the UPSC requesting: (a) $9 million for recovery of 70% of the net power costs in excess of amounts included in base rates for the period October 1, 2011 through December 31, 2011 and (b) collection of $20 million of excess net power costs representing the first annual installment of the $60 million of excess net power costs approved for recovery in the September 2011 general rate case settlement. Collection of the $20 million installment began in June 2012. The effective date for collection of the $9 million is pending an order from the UPSC.

In March 2012, PacifiCorp filed with the UPSC to return $4 million to customers through the REC balancing account. The new rates became effective in June 2012 on an interim basis until a final order is issued by the UPSC.

Oregon

In February 2012, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $10 million, or an average price increase of 1%, to recover the anticipated net power costs forecasted for calendar year 2013. In July 2012, PacifiCorp filed updated net power costs reducing the requested increase to $3 million, or an average price increase of less than 1%.

In March 2012, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $41 million, or an average price increase of 3%. As part of the general rate case filing, PacifiCorp indicated that it anticipates that the 172-MW Carbon coal-fueled generating facility ("Carbon Facility") will be retired in early 2015. Refer to "Environmental Laws and Regulations" for a further discussion regarding the Carbon Facility. In July 2012, a multiparty partial stipulation was filed with the OPUC resolving most components of the general rate case, including PacifiCorp's requests to include in rates the accelerated depreciation and decommissioning costs for the early retirement of the Carbon Facility. The stipulation provides for an annual increase of $24 million, or an average price increase of 2%. If the stipulation is approved by the OPUC, the new rates will be effective January 1, 2013. The issues that were not settled in the stipulation include the prudence of PacifiCorp's investments in environmental controls at its thermal generating facilities, PacifiCorp's request for a power cost adjustment mechanism and PacifiCorp's proposal to add the Mona to Oquirrh transmission line to its rate base through a separate tariff rider when the line goes into service in 2013. Resolution of these issues is pending.

Wyoming

In December 2011, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $63 million, or an average price increase of 10%.

In March 2012, PacifiCorp made its first annual Wyoming ECAM filing with the WPSC. The filing requested recovery of $29 million, or an average price increase of 5%, for deferred net power costs for the period December 1, 2010 to December 31, 2011. The new rates became effective in May 2012 on an interim basis and were revised in July 2012 in anticipation of the general rate case stipulation described below.

In July 2012, the WPSC approved a stipulation that consolidated and resolved the December 2011 general rate case and the March 2012 ECAM filing. The stipulation resulted in a $50 million general rate increase that will be effective in two stages. The first increase of $32 million, or an average price increase of 5%, will be effective in October 2012 and the second increase of $18 million, or an average price increase of 3%, will be effective in October 2013. The stipulation also resulted in a reduction of the ECAM surcharge rate increase from $29 million to $27 million and the increase will be collected over three years, resulting in an average price increase of 1% per year. In addition, PacifiCorp agreed not to file another general rate case in Wyoming prior to March 2014 with the new rates to be effective no earlier than January 2015. PacifiCorp will continue to file its required annual ECAM filings.

In March 2012, PacifiCorp filed its first annual Wyoming REC and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") application with the WPSC. The RRA tracks the difference between PacifiCorp's actual revenues from the sale of RECs and sulfur dioxide allowances and the amounts credited to customers in current rates. The filing requests to reduce the current surcredit by $1 million to $15 million. The surcredit became effective in May 2012 on an interim basis until a final order is issued by the WPSC.

In September 2011, PacifiCorp filed with the WPSC an application for a certificate of public convenience and necessity ("CPCN") for pollution control facilities at Naughton Unit No. 3 in Wyoming. In April 2012, PacifiCorp filed testimony modifying its original CPCN application to reflect its current plan to convert the Naughton Unit No. 3 to a natural gas-fueled unit as a result of PacifiCorp's current estimation that conversion is the least cost alternative for meeting air quality and visibility requirements and is in the best interest of customers. In May 2012, PacifiCorp filed a motion to withdraw the CPCN application, which was approved by the WPSC.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the twelve-month period ended March 31, 2012, as well as requiring PacifiCorp to submit additional information to the WUTC regarding the sales of RECs. The new rates were effective in April 2011. Although both PacifiCorp and the WUTC staff filed petitions for reconsideration of various items on the final order, the WUTC denied the petitions for reconsideration. In May 2011, PacifiCorp submitted to the WUTC the additional information required by the March 2011 order regarding PacifiCorp's proceeds from sales of RECs for the period January 1, 2009 forward and a detailed proposal for a tracking mechanism for proceeds of RECs. Intervening parties and WUTC staff proposed that PacifiCorp refund to customers the amount of REC sales in excess of the amount included in base rates since January 1, 2009. Initial and reply briefs from all parties were filed in November 2011. Oral arguments were held before the WUTC in January 2012.

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

Idaho

In February 2012, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $18 million in deferred net power costs with a $3 million increase to the current ECAM surcharge rate. In March 2012, the IPUC approved the new rates with an effective date of April 2012. In April 2012, Monsanto Company filed a motion for reconsideration of the IPUC order. As a result, the IPUC ordered a workshop to discuss certain aspects of PacifiCorp's ECAM application. In June 2012, the parties filed final comments with the IPUC supporting an increase to the current ECAM surcharge rate that will result in recovery of $18 million in deferred net power costs. In July 2012, the IPUC issued a final order approving the agreement reached by the parties.

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

Clean Air Standards

National Ambient Air Quality Standards

In June 2012, the EPA released a proposal to strengthen the fine particulate matter National Ambient Air Quality Standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA is also proposing a new, separate fine particulate matter standard of either 28 or 30 deciviews or measure of haze, aimed at improving visibility. The public comment period closes August 31, 2012. The EPA is required to finalize the proposal by December 14, 2012. Until the standards are final and attainment designations made, PacifiCorp cannot determine the potential impacts of the standards; however, any impacts are not anticipated to be significant.

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register on February 16, 2012, with an effective date of April 16, 2012 and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by PacifiCorp, PacifiCorp believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's MATS and will support PacifiCorp's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. PacifiCorp will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. PacifiCorp is evaluating whether or not to close certain units. As a result of recent testing and evaluation, PacifiCorp currently anticipates that retiring the Carbon Facility in early 2015 will be the least-cost alternative to comply with the MATS and other environmental regulations. PacifiCorp continues to assess compliance alternatives and potential transmission system impacts that could otherwise impact PacifiCorp's ultimate decision with respect to the Carbon Facility, including timing of retirement and decommissioning. Incremental costs to install and maintain emissions control equipment at PacifiCorp's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on PacifiCorp's compliance obligations and the timing of those obligations.

Regional Haze

In May 2012, the EPA published in the Federal Register a proposal to partially approve and partially disapprove the Utah regional haze state implementation plan ("SIP"). The EPA's partial approval of the sulfur dioxide portion of the SIP is based on a sulfur dioxide milestone and backstop trading program to reduce emissions. The partial disapproval is based on the EPA's assertion that the Utah Department of Environmental Quality failed to conduct the appropriate five-factor best available retrofit technology analysis for nitrogen oxides and particulate matter. The EPA did not propose to issue a Federal Implementation Plan ("FIP"), but acknowledged the state's ongoing efforts to conduct the required analysis. The public comment period closed on the EPA's proposed action in July 2012.

In May 2012, the EPA published in the Federal Register a proposal to approve the Wyoming regional haze SIP for sulfur dioxide. The Wyoming SIP utilizes the same trading program utilized by Utah. The EPA's public comment period closed in July 2012. In addition, the EPA published in the Federal Register a proposal to partially approve and partially disapprove the Wyoming regional haze SIP for nitrogen oxides and particulate matter and issue a FIP for those portions proposed to be disapproved. The EPA action proposed to accelerate the installation of selective catalytic reduction equipment at PacifiCorp's Jim Bridger Units 1 and 2 to 2017 from 2021 and 2022, but agreed to accept comment on maintaining the original schedule as the state proposed. In addition, the EPA proposed to reject the SIP for the Wyodak facility and Dave Johnston Unit 3 and require the installation of selective non-catalytic reduction equipment within five years, as well as requiring the installation of low-nitrogen oxides burners and overfire air systems at Dave Johnston Units 1 and 2. The EPA held public hearings on its proposed disapproval on June 26 and 28, 2012, and the written comment period closes August 3, 2012. Until the EPA takes final action on the SIP or FIP and the appropriate appeal period passes, PacifiCorp cannot fully determine the impacts of the EPA's proposal.

In July 2012, the EPA published in the Federal Register a proposal to partially approve and partially disapprove the Arizona regional haze SIP addressing, among others, the Cholla generating facility. PacifiCorp owns 100% of Cholla Unit 4. The Arizona SIP provided for low-nitrogen oxides burners, while the proposed FIP would require installation of selective catalytic reduction equipment within five years after final action. The EPA is taking public comments on its proposed action until September 18, 2012.

Climate Change

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per megawatt hour. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. Any new fossil-fueled generating facilities constructed by PacifiCorp will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on PacifiCorp's existing facilities cannot be determined.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of June 30, 2012, PacifiCorp's credit ratings for its senior secured and senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale energy agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2012, PacifiCorp would have been required to post $284 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized in late 2012.

PacifiCorp is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital, margin, reporting, recordkeeping, and business conduct requirements primarily for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses. Although PacifiCorp generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of remaining rulemaking proceedings cannot be predicted and, therefore, the impact of the Dodd-Frank Reform Act on PacifiCorp's consolidated financial results cannot be determined at this time.

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

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2011. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of June 30, 2012.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Item 3 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011. Refer to Note 8 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for material developments since those disclosed in Item 3 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011, including an update on the USA Power litigation.

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

PACIFICORP
(Registrant)

Date: August 3, 2012	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
$600,000,000 Credit Agreement, dated as of June 28, 2012, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the LC Issuing Banks.

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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.