Form 10-Q
period 2012-09-30
PACIFICORP /OR/
filed 2012-11-02
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309. As of October 31, 2012, 357,060,915 shares of common stock were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

PacifiCorp and Related Entities
MEHC	MidAmerican Energy Holdings Company
PacifiCorp	PacifiCorp and its subsidiaries
PPW Holdings	PPW Holdings LLC, a wholly owned subsidiary of MEHC and PacifiCorp's direct parent company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CPUC	California Public Utilities Commission
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBA	Energy Balancing Account
ECAC	Energy Cost Adjustment Clause
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
kV	Kilovolt
MW	Megawatt
MWh	Megawatt hour
OPUC	Oregon Public Utility Commission
PTAM	Post Test-year Adjustment Mechanism
REC	Renewable Energy Credit
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
RFPs	Requests for Proposals
RPS	Renewable Portfolio Standards
SEC	United States Securities and Exchange Commission
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•	a high degree of variance between actual and forecasted load that could impact PacifiCorp's hedging strategy and the cost of balancing its generation resources with its retail load obligations;

•	performance and availability of PacifiCorp's generating facilities, including the impacts of outages and repairs, transmission constraints, weather and operating conditions;

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

•
the impact of investment performance and changes in interest rates, legislation, healthcare cost trends, mortality and morbidity on pension and other postretirement benefits expense and funding requirements and the multiemployer plans to which PacifiCorp contributes;

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2012, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2012 and 2011, and of changes in equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 2, 2012

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$175	$47
Accounts receivable, net	681	653
Income taxes receivable	—	70
Inventories:
Materials and supplies	202	196
Fuel	268	237
Deferred income taxes	96	129
Regulatory assets	58	74
Other current assets	73	77
Total current assets	1,553	1,483

Property, plant and equipment, net	17,872	17,374
Regulatory assets	1,704	1,810
Other assets	441	439

Total assets	$21,570	$21,106

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$464	$582
Income taxes payable	89	—
Accrued employee expenses	111	72
Accrued interest	97	105
Accrued property and other taxes	115	66
Derivative contracts	43	90
Short-term debt	—	688
Current portion of long-term debt and capital lease obligations	267	19
Regulatory liabilities	45	67
Other current liabilities	118	125
Total current liabilities	1,349	1,814

Regulatory liabilities	843	826
Long-term debt and capital lease obligations	6,605	6,194
Deferred income taxes	4,107	3,863
Other long-term liabilities	1,013	1,097
Total liabilities	13,917	13,794

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	41	41
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,142	2,801
Accumulated other comprehensive loss, net	(9)	(9)
Total shareholders' equity	7,653	7,312

Total liabilities and shareholders' equity	$21,570	$21,106

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Operating revenue	$1,327	$1,198	$3,671	$3,408

Operating costs and expenses:
Energy costs	489	428	1,338	1,182
Operations and maintenance	258	263	827	811
Depreciation and amortization	161	151	478	456
Taxes, other than income taxes	41	40	121	113
Total operating costs and expenses	949	882	2,764	2,562

Operating income	378	316	907	846

Other income (expense):
Interest expense	(94)	(102)	(284)	(297)
Allowance for borrowed funds	7	7	22	18
Allowance for equity funds	14	12	44	34
Interest income	1	1	2	5
Other, net	1	(2)	2	(3)
Total other income (expense)	(71)	(84)	(214)	(243)

Income before income tax expense	307	232	693	603
Income tax expense	95	63	200	178
Net income	$212	$169	$493	$425

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	PacifiCorp Shareholders' Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance at December 31, 2010	$41	$—	$4,479	$2,798	$(7)	$7,311
Net income	—	—	—	425	—	425
Preferred stock dividends declared	—	—	—	(2)	—	(2)
Common stock dividends declared	—	—	—	(550)	—	(550)
Balance at September 30, 2011	$41	$—	$4,479	$2,671	$(7)	$7,184

Balance at December 31, 2011	$41	$—	$4,479	$2,801	$(9)	$7,312
Net income	—	—	—	493	—	493
Preferred stock dividends declared	—	—	—	(2)	—	(2)
Common stock dividends declared	—	—	—	(150)	—	(150)
Balance at September 30, 2012	$41	$—	$4,479	$3,142	$(9)	$7,653

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$493	$425
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	478	456
Deferred income taxes and amortization of investment tax credits	268	274
Changes in regulatory assets and liabilities	(27)	(23)
Other, net	(26)	(21)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(5)	(8)
Derivative collateral, net	56	44
Inventories	(37)	(34)
Income taxes, net	159	333
Accounts payable and other liabilities	(4)	6
Net cash flows from operating activities	1,355	1,452

Cash flows from investing activities:
Capital expenditures	(1,037)	(1,069)
Other, net	—	2
Net cash flows from investing activities	(1,037)	(1,067)

Cash flows from financing activities:
Net repayments of short-term debt	(688)	(36)
Proceeds from long-term debt	749	399
Repayments and redemptions of long-term debt and capital lease obligations	(91)	(74)
Preferred stock dividends	(2)	(2)
Common stock dividends	(150)	(550)
Other, net	(8)	(2)
Net cash flows from financing activities	(190)	(265)

Net change in cash and cash equivalents	128	120
Cash and cash equivalents at beginning of period	47	31
Cash and cash equivalents at end of period	$175	$151

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2012 and for the three- and nine-month periods ended September 30, 2012 and 2011. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2012.

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

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2012	2011

Property, plant and equipment	5-80 years	$23,709	$23,055
Accumulated depreciation and amortization		(7,146)	(6,888)
Net property, plant and equipment		16,563	16,167
Construction work-in-progress		1,309	1,207
Total property, plant and equipment, net		$17,872	$17,374

(4)	Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2012
Assets:
Commodity derivatives	$—	$52	$1	$(36)	$17
Money market mutual funds(2)	166	—	—	—	166
	$166	$52	$1	$(36)	$183

Liabilities - Commodity derivatives	$—	$(183)	$—	$103	$(80)

As of December 31, 2011
Assets:
Commodity derivatives	$—	$114	$1	$(100)	$15
Money market mutual funds(2)	33	—	—	—	33
	$33	$114	$1	$(100)	$48

Liabilities - Commodity derivatives	$—	$(379)	$—	$223	$(156)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $67 million and $123 million as of September 30, 2012 and December 31, 2011, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of PacifiCorp's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Beginning balance	$2	$(240)	$1	$(345)
Changes in fair value recognized in net regulatory assets	—	5	1	84
Settlements	(1)	18	(1)	44
Ending balance	$1	$(217)	$1	$(217)

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

	As of September 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,817	$8,479	$6,157	$7,804

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

			Derivative
	Other		Contracts -	Other
	Current	Other	Liabilities	Long-term
	Assets	Assets	Current	Liabilities	Total

As of September 30, 2012
Not designated as hedging contracts(1):
Commodity assets	$16	$6	$27	$4	$53
Commodity liabilities	(4)	(1)	(132)	(46)	(183)
Total	12	5	(105)	(42)	(130)

Total derivatives	12	5	(105)	(42)	(130)
Cash collateral (payable) receivable	—	—	62	5	67
Total derivatives - net basis	$12	$5	$(43)	$(37)	$(63)

As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$30	$7	$66	$12	$115
Commodity liabilities	(17)	(3)	(242)	(117)	(379)
Total	13	4	(176)	(105)	(264)

Total derivatives	13	4	(176)	(105)	(264)
Cash collateral (payable) receivable	(2)	—	86	39	123
Total derivatives - net basis	$11	$4	$(90)	$(66)	$(141)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of September 30, 2012 and December 31, 2011, a net regulatory asset of $130 million and $264 million, respectively, was recorded related to the net derivative liability of $130 million and $264 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Beginning balance	$217	$438	$264	$487
Changes in fair value recognized in net regulatory assets	(21)	42	27	(24)
Net gains (losses) reclassified to operating revenue	11	(3)	29	7
Net losses reclassified to energy costs	(77)	(54)	(190)	(47)
Ending balance	$130	$423	$130	$423

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2012	2011
Electricity sales	Megawatt hours	(2)	(2)
Natural gas purchases	Decatherms	73	96
Fuel oil purchases	Gallons	4	17

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2012, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $183 million and $378 million as of September 30, 2012 and December 31, 2011, respectively, for which PacifiCorp had posted collateral of $68 million and $125 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2012 and December 31, 2011, PacifiCorp would have been required to post $77 million and $155 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

Credit Facilities

In June 2012, PacifiCorp replaced its existing $635 million unsecured credit facility expiring in October 2012 with a $600 million unsecured credit facility expiring in June 2017. The replacement credit facility has a variable interest rate based on the London Interbank Offered Rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. This facility is for general corporate purposes, including supporting PacifiCorp's commercial paper program and provides for the issuance of letters of credit. As of September 30, 2012, PacifiCorp had no borrowings outstanding under this credit facility. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(7)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Pension:
Service cost	$2	$2	$6	$7
Interest cost	15	16	45	48
Expected return on plan assets	(19)	(19)	(56)	(56)
Net amortization	9	6	26	15
Net periodic benefit cost	$7	$5	$21	$14

Other postretirement:
Service cost	$2	$2	$5	$5
Interest cost	7	7	21	23
Expected return on plan assets	(7)	(8)	(22)	(23)
Net amortization	1	5	3	14
Net periodic benefit cost	$3	$6	$7	$19

Employer contributions to the pension and other postretirement benefit plans are expected to be $49 million and $9 million, respectively, during 2012. As of September 30, 2012, $48 million and $4 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court on two of its five claims. In May 2010, the Utah Supreme Court remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. On May 21, 2012, the jury reached a verdict in favor of the Plaintiff on both claims. The jury awarded the Plaintiff breach of contract damages of $18 million and unjust enrichment damages of $113 million against PacifiCorp; however, a final judgment has not been rendered on the verdict. On May 24, 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. On October 15, 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. PacifiCorp strongly disagrees with the verdict and will aggressively pursue available options in an effort to vacate or reduce the verdict, including, if necessary, appellate measures. If the judge grants either of PacifiCorp's post-trial motions, then the Plaintiff's motions for exemplary damages and attorneys' fees will be moot. If the judge does not grant either of PacifiCorp's post-trial motions, then the judge will set a schedule for PacifiCorp to respond to the Plaintiff's motions for exemplary damages and attorneys' fees. In the event the judge does not grant either of PacifiCorp's post-trial motions, PacifiCorp expects a decision on the Plaintiff's motions for exemplary damages and attorneys' fees in 2013. PacifiCorp believes there is meritorious basis for such post-trial motions and appeal. PacifiCorp has accrued its estimated liability as of September 30, 2012, and believes the ultimate outcome of the case will not be material to PacifiCorp's consolidated financial results; however this matter could have a material effect on PacifiCorp's consolidated financial results in the event of an unfavorable outcome. Any payment of damages will be at the end of the appeal process, which could take several years.

Northwest Refund Case

In October 2011, the Federal Energy Regulatory Commission ("FERC") issued an order on remand by the United States Court of Appeals for the Ninth Circuit, in which it determined that additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest wholesale spot market during the period from December 2000 through June 2001. PacifiCorp was a participant in the Pacific Northwest wholesale spot market during this period. The FERC ordered an evidentiary, trial-type hearing before an administrative law judge to permit parties to present evidence of alleged unlawful market activity. However, the FERC held the hearing in abeyance pending settlement discussions with all parties. PacifiCorp engaged in settlement discussions with certain of the parties to the proceeding and has settlement agreements pending before the FERC. The outcome of such settlements will not have a material impact on its consolidated financial results. A FERC hearing with all parties has been set for April 2013.

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

Under the KHSA, PacifiCorp and its customers are protected from uncapped dam removal costs and liabilities. For dam removal to occur, federal legislation consistent with the KHSA must be enacted to provide, among other things, protection for PacifiCorp from all liabilities associated with dam removal activities. If Congress does not enact legislation, then PacifiCorp will resume relicensing with the FERC. In November 2011, bills were introduced in both chambers of the United States Congress that, if passed, would enact the KHSA and a companion agreement that seeks to resolve other water-related conflicts and restore habitat in the Klamath basin.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the Oregon Public Utility Commission ("OPUC"), and is depositing the proceeds into trust accounts maintained by the OPUC. PacifiCorp has begun collection of surcharges from California customers for their share of dam removal costs, as approved by the California Public Utilities Commission ("CPUC"), and is depositing the proceeds into trust accounts maintained by the CPUC. PacifiCorp is authorized to collect the surcharges through 2019.

As of September 30, 2012, PacifiCorp's assets included $118 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs. PacifiCorp has received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019 for those jurisdictions. PacifiCorp filed for consistent ratemaking treatment in Idaho and Washington general rate cases, which were settled in January 2012 and March 2012, respectively, without a decision on this matter. As part of the September 2012 Utah general rate case order, the Utah Public Service Commission approved recovery of Utah's share of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs through December 31, 2022.

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

Results of Operations for the Third Quarter and First Nine Months of 2012 and 2011

Overview

Net income for the third quarter of 2012 was $212 million, an increase of $43 million, or 25%, as compared to 2011. Net income increased primarily due to higher retail prices approved by regulators, higher retail customer load and lower interest expense, partially offset by the prior year net favorable impact of the 2011 Utah general rate case settlement, higher income tax expense and lower wholesale electricity revenue. Retail customer load increased 2% in the third quarter of 2012 compared to 2011 primarily due to the impacts of hot weather in Utah.

Net income for the first nine months of 2012 was $493 million, an increase of $68 million, or 16%, as compared to 2011. Net income increased primarily due to higher retail prices approved by regulators, higher retail customer load, lower interest expense and higher allowance for funds used during construction, partially offset by higher fuel and purchased electricity costs, lower wholesale electricity revenue, higher depreciation and amortization expense, higher income tax expense, the net impacts of the 2011 Utah general rate case settlement and higher operations and maintenance expense. Energy generated increased 3% in the first nine months of 2012 compared to 2011 with higher natural gas-fueled generation due to improved spark spreads and availability and higher coal-fueled generation, partially offset by lower hydroelectric and wind-powered generation.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results for the third quarter is as follows:

	Third Quarter		Favorable/(Unfavorable)
	2012	2011	Change	% Change

Gross margin (in millions):
Operating revenue	$1,327	$1,198	$129	11%
Energy costs	489	428	(61)	(14)
Gross margin	$838	$770	$68	9

Volumes of electricity sold (in GWh):
Residential	4,098	3,937	161	4%
Commercial	4,524	4,478	46	1
Industrial and irrigation	5,723	5,670	53	1
Other	126	128	(2)	(2)
Total retail electricity sales	14,471	14,213	258	2
Wholesale electricity sales	2,461	2,799	(338)	(12)
Total electricity sales	16,932	17,012	(80)	—

Retail electricity revenue:
Average retail customers (in thousands)	1,754	1,741	13	1%
Average revenue per MWh	$82.64	$76.71	$5.93	8%

Wholesale electricity revenue:
Average revenue per MWh	$29.81	$33.77	$(3.96)	(12)%

Volumes of electricity generated (in GWh):
Coal-fueled generation	11,376	11,212	164	1%
Natural gas-fueled generation	1,989	1,784	205	11
Hydroelectric generation	629	794	(165)	(21)
Other	496	608	(112)	(18)
Total PacifiCorp generated volumes	14,490	14,398	92	1

Volumes of electricity purchased (in GWh):
Purchased electricity	3,657	3,699	42	1%

Cost of purchased electricity:
Average cost per MWh	$44.16	$43.92	$(0.24)	(1)%

Gross margin increased $68 million, or 9%, for 2012 compared to 2011 primarily due to:

•	$82 million of increases from higher retail prices approved by regulators; and

•
$23 million of higher retail customer load due to the impacts of hot weather in Utah, partially offset by lower industrial customer load in Wyoming and Oregon as certain large customers elected to self-generate their own power.

The increase in gross margin was partially offset by:

•
$30 million related to the Utah general rate case settlement in 2011, which provided for the recovery of $60 million of previously incurred net power costs in excess of amounts included in base rates to be recovered from Utah customers over a three-year period beginning June 1, 2012 and for a $30 million credit to customers for the refund of REC sales that substantially occurred prior to 2011 and that was credited to Utah customers' bills over the period from September 2011 through May 2012 (the "2011 Utah Settlement Impact");

•	$22 million of lower wholesale electricity revenue as a result of lower average prices and volumes; and

•	$8 million of higher net fuel costs due to higher unit coal costs and increased thermal generation, partially offset by lower unit natural gas costs.

Operations and maintenance decreased $5 million, or 2%, for 2012 compared to 2011 primarily due to lower thermal generating facility maintenance.

Depreciation and amortization increased $10 million, or 7%, for 2012 compared to 2011 primarily due to higher plant in service.

Interest expense decreased $8 million, or 8%, for 2012 compared to 2011 primarily due to lower average interest rates, partially offset by higher average debt outstanding.
Income tax expense increased $32 million, or 51%, for 2012 compared to 2011 and the effective tax rates were 31% and 27% for 2012 and 2011, respectively. The increase in PacifiCorp's effective tax rate was primarily due to lower production tax credits associated with PacifiCorp's wind-powered generating facilities.

A comparison of PacifiCorp's key operating results for the first nine months is as follows:

	First Nine Months		Favorable/(Unfavorable)
	2012	2011	Change	% Change

Gross margin (in millions):
Operating revenue	$3,671	$3,408	$263	8%
Energy costs	1,338	1,182	(156)	(13)
Gross margin	$2,333	$2,226	$107	5

Volumes of electricity sold (in GWh):
Residential	11,896	11,798	98	1%
Commercial	12,633	12,366	267	2
Industrial and irrigation	16,086	15,925	161	1
Other	334	399	(65)	(16)
Total retail electricity sales	40,949	40,488	461	1
Wholesale electricity sales	8,368	7,806	562	7
Total electricity sales	49,317	48,294	1,023	2

Retail electricity revenue:
Average retail customers (in thousands)	1,752	1,741	11	1%
Average revenue per MWh	$79.48	$74.71	$4.77	6%

Wholesale electricity revenue:
Average revenue per MWh	$26.15	$32.49	$(6.34)	(20)%

Volumes of electricity generated (in GWh):
Coal-fueled generation	31,429	30,637	792	3%
Natural gas-fueled generation	5,642	4,456	1,186	27
Hydroelectric generation	3,230	3,770	(540)	(14)
Other	2,367	2,663	(296)	(11)
Total PacifiCorp generated volumes	42,668	41,526	1,142	3

Volumes of electricity purchased (in GWh):
Purchased electricity	10,169	10,064	(105)	(1)%

Cost of purchased electricity:
Average cost per MWh	$40.54	$37.68	$(2.86)	(8)%

Gross margin increased $107 million, or 5%, for 2012 compared to 2011 primarily due to:

•	$191 million of increases from higher retail prices approved by regulators;

•
$38 million of higher retail customer load due to the impacts of hot weather in Utah and higher irrigation customer load in Idaho, partially offset by lower industrial customer load in Wyoming and Oregon as certain large customers elected to self-generate their own power and lower residential customer load in Oregon; and

•	$13 million of amortization in 2012 related to the 2011 Utah Settlement Impact. The amortization is offset in gross margin by lower retail prices approved by regulators.

The increase in gross margin was partially offset by:

•
$84 million of higher net fuel and purchased electricity costs due to increased thermal generation, higher cost of purchased electricity and the higher unit cost of coal, partially offset by lower unit natural gas costs;

•	$35 million of lower wholesale electricity revenue as a result of lower average prices; and

•	$30 million related to the 2011 Utah Settlement Impact.

Operations and maintenance increased $16 million, or 2%, for 2012 compared to 2011 primarily due to charges in 2012 related to litigation, damage claims and the impairment of certain pre-construction costs for environmental projects at the Naughton coal-fueled generating facility Unit No. 3 ("Naughton Unit No. 3"), partially offset by lower thermal generating facility maintenance.

Depreciation and amortization increased $22 million, or 5%, for 2012 compared to 2011 primarily due to higher plant in service.

Taxes, other than income taxes increased $8 million, or 7%, for 2012 compared to 2011 primarily due to increased property taxes from higher plant in service.

Interest expense decreased $13 million, or 4%, for 2012 compared to 2011 primarily due to lower average interest rates, partially offset by higher average debt outstanding.

Allowances for borrowed and equity funds increased $14 million, or 27%, for 2012 compared to 2011 primarily due to higher qualified construction work-in-progress balances.
Income tax expense increased $22 million, or 12%, for 2012 compared to 2011 and the effective tax rates were 29% and 30% for 2012 and 2011, respectively. The decrease in PacifiCorp's effective tax rate was primarily due to the effects of ratemaking and settlements of certain tax matters, partially offset by lower production tax credits associated with PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of September 30, 2012, PacifiCorp's total net liquidity was $803 million. The components were as follows (in millions):

Cash and cash equivalents	$175

Available revolving credit facilities(1)	1,230
Less:
Short-term debt	—
Letters of credit supporting tax-exempt bond obligations and collateral requirements of commodity contracts	(602)
Net revolving credit facilities available	628

Total net liquidity	$803

Credit facilities:
Maturity dates	2013, 2017
Largest single bank commitment as a % of total(2)	14%

(1)
For further discussion regarding PacifiCorp's credit facilities, refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q and Note 8 of Notes to Consolidated Financial Statements in Item 8 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011.

(2)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp's short-term liquidity and ability to meet long-term commitments.
Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2012 and 2011 were $1.355 billion and $1.452 billion, respectively. The $97 million decrease was primarily due to higher income tax receipts in 2011 primarily related to 2010 bonus depreciation and higher energy costs in 2012, partially offset by higher retail prices approved by regulators and lower contributions to PacifiCorp's pension and other postretirement benefit plans in 2012.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2012 and 2011 were $(1.037) billion and $(1.067) billion, respectively. Capital expenditures decreased $32 million and consisted of the following during the nine-month periods ended September 30 and exclude amounts for non-cash equity AFUDC and other non-cash items:

2012:

•
Transmission system investments totaling $250 million, including construction costs for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona-Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•
The development and construction of the Lake Side 2 637-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $177 million, which is expected to be placed in service in 2014.

•
Emissions control equipment on existing generating facilities totaling $66 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $544 million.

2011:

•
Emissions control equipment on existing generating facilities totaling $160 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Transmission system investments totaling $152 million, including permitting and right-of-way costs for the Mona-Oquirrh transmission project.

•	The development and construction of Lake Side 2 totaling $123 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $634 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2012 were $(190) million. Uses of cash totaled $939 million and included $688 million for the net repayment of short-term debt, $150 million for common stock dividends paid to PPW Holdings and $91 million for the repayment of long-term debt and capital lease obligations. Sources of cash totaled $749 million and consisted of proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the nine-month period ended September 30, 2011 were $(265) million. Uses of cash totaled $664 million and consisted substantially of $550 million for common stock dividends paid to PPW Holdings, $74 million for the repayment of long-term debt and capital lease obligations and $36 million for the net repayment of short-term debt. Sources of cash totaled $399 million and consisted of proceeds from the issuance of long-term debt.

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

Common Equity

In January 2012, PacifiCorp declared a common stock dividend of $50 million, which was paid to PPW Holdings in February 2012. In August 2012, PacifiCorp declared a dividend of $100 million, which was paid to PPW Holdings in September 2012.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.3 billion for 2012. PacifiCorp currently estimates that the least cost alternative for meeting air quality and visibility requirements for Naughton Unit No. 3 is to convert it to a natural gas-fueled unit rather than install selective catalytic reduction and baghouse environmental projects. As a result, PacifiCorp has reduced its forecasted environmental capital expenditures by $68 million in 2012, $110 million in 2013 and $82 million in 2014. Refer to "Regulatory Matters" for a further discussion regarding Naughton Unit No. 3.

The $1.3 billion includes the following:

•
$317 million for transmission system investments, including $262 million for the Energy Gateway Transmission Expansion Program, which includes construction costs for the Mona-Oquirrh transmission line.

•	$262 million for generation development projects, including $230 million for development and construction of Lake Side 2, which is expected to be placed in service in 2014.

•
$84 million for environmental projects to install and upgrade emissions control equipment at certain coal-fueled generating facilities to meet air quality and visibility permit requirements through reductions of sulfur dioxide, nitrogen oxides and particulate matter emissions.

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

Requests for Proposals

PacifiCorp has issued individual RFPs, each of which focuses on a specific category of electric generation resources consistent with the IRP. The IRP and the RFPs provide for the identification and staged procurement of resources in future years to achieve a balance of load requirements and resources. As required by applicable laws and regulations, PacifiCorp files draft RFPs with the UPSC, the OPUC and the WUTC, as applicable, prior to issuance to the market. Approval by the UPSC, the OPUC or the WUTC may be required depending on the nature of the RFPs.

In September 2012, PacifiCorp terminated its All Source RFP for a 2016 resource with the UPSC and OPUC as a result of lower forecasted retail load growth. The All Source RFP sought up to 600 MW of new base load, intermediate or summer-peaking energy on a system-wide basis from projects to be placed in service by June 2016.

Contractual Obligations

As of September 30, 2012, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011 other than the 2012 debt issuances previously discussed. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011, refer to Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional regulatory matter updates.

State Regulatory Matters

Utah

In February 2012, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $172 million, or an average price increase of 10%. In July 2012, PacifiCorp filed rebuttal testimony that reduced the requested increase to $156 million, or an average price increase of 9%. In September 2012, the UPSC approved a multi-year settlement that provides for an annual increase of $100 million, or an average price increase of 6%, effective October 2012, to be followed by an additional annual increase of $54 million, or an average price increase of 3%, effective September 2013. As part of the general rate case settlement, PacifiCorp indicated that it anticipates retiring the 172-MW Carbon coal-fueled generating facility ("Carbon Facility") in early 2015. Refer to "Environmental Laws and Regulations" for a further discussion regarding the Carbon Facility. The settlement authorizes PacifiCorp to recover the remaining depreciation expense and decommissioning costs for the early retirement of the Carbon Facility through 2020, which is the end of the depreciation life previously used for setting rates in Utah.

In March 2012, PacifiCorp filed its first annual EBA with the UPSC requesting: (a) $9 million for recovery of 70% of the net power costs in excess of amounts included in base rates for the period October 1, 2011 through December 31, 2011 and (b) collection of $20 million of excess net power costs representing the first annual installment of the $60 million of excess net power costs approved for recovery in the September 2011 general rate case settlement. Collection of the $20 million installment began in June 2012. The $9 million is under review and a schedule has been established to receive approval from the UPSC by early 2013 on the final amount to be recovered.

In March 2012, PacifiCorp filed with the UPSC to return $4 million to customers through the REC balancing account. The new rates were effective June 2012 on an interim basis until a final order is issued by the UPSC.

Oregon

In February 2012, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $10 million, or an average price increase of 1%, to recover the anticipated net power costs forecasted for calendar year 2013. In July 2012, PacifiCorp filed updated net power costs reducing the requested increase to $3 million, or an average price increase of less than 1%. The filing will be subject to updates through November 2012 and the new rates will be effective January 2013.

In March 2012, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $41 million, or an average price increase of 3%. In July 2012, a multiparty partial stipulation was filed with the OPUC resolving most components of the general rate case, including PacifiCorp's requests to include in rates the accelerated depreciation and decommissioning costs for the early retirement of the Carbon Facility. The stipulation provides for an annual increase of $24 million, or an average price increase of 2%. If the stipulation is approved by the OPUC, the new rates will be effective January 2013. The issues that were not settled in the stipulation include the prudence of PacifiCorp's investments in environmental controls at its thermal generating facilities, PacifiCorp's request for a power cost adjustment mechanism and PacifiCorp's proposal to add the Mona-Oquirrh transmission line to its rate base through a separate tariff rider when the line goes into service in 2013. A hearing on the issues not resolved through the stipulation was held in October 2012. Post-hearing briefs and oral arguments are scheduled for November 2012 with a decision from the OPUC expected in December 2012.

Wyoming

In December 2011, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $63 million, or an average price increase of 10%, for which the outcome is described below.

In March 2012, PacifiCorp made its first annual Wyoming ECAM filing with the WPSC. The filing requested recovery of $29 million, or an average price increase of 5%, for deferred net power costs for the period December 1, 2010 to December 31, 2011. The new rates were effective May 2012 on an interim basis and were revised in July 2012 in anticipation of the general rate case stipulation described below.

In July 2012, the WPSC approved a stipulation that consolidated and resolved the December 2011 general rate case and the March 2012 ECAM filing. The stipulation resulted in a $50 million general rate increase that will be effective in two stages. The first increase of $32 million, or an average price increase of 5%, was effective in October 2012 and the second increase of $18 million, or an average price increase of 3%, will be effective in October 2013. The stipulation also resulted in a reduction of the ECAM surcharge rate increase from $29 million to $27 million and the increase will be collected over three years. The stipulation authorizes PacifiCorp to recover the remaining depreciation expense and decommissioning costs for the early retirement of the Carbon Facility through 2020, which is the end of the depreciation life previously used for setting rates in Wyoming. In addition, PacifiCorp agreed not to file another general rate case in Wyoming prior to March 2014 with the new rates to be effective no earlier than January 2015. PacifiCorp will continue to file its required annual ECAM filings.

In March 2012, PacifiCorp filed its first annual Wyoming RRA application with the WPSC. The RRA tracks the difference between PacifiCorp's actual revenues from the sale of RECs and sulfur dioxide allowances and the amounts credited to customers in current rates. The filing requested a $1 million reduction in the surcredit to $15 million. The new surcredit became effective in May 2012 on an interim basis. In September 2012, the WPSC approved the RRA on a permanent basis with no change to the previously approved interim rate.

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

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued an order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the twelve-month period ended March 31, 2012, as well as requiring PacifiCorp to submit additional information to the WUTC regarding the sales of RECs. The new rates were effective in April 2011. Although both PacifiCorp and the WUTC staff filed petitions for reconsideration of various items in the order, the WUTC denied the petitions for reconsideration. In May 2011, PacifiCorp submitted to the WUTC the additional information required by the March 2011 order regarding PacifiCorp's proceeds from sales of RECs for the period January 1, 2009 forward and a detailed proposal for a tracking mechanism for proceeds of RECs. Intervening parties and WUTC staff proposed that PacifiCorp refund to customers the amount of REC sales in excess of the amount included in base rates since January 1, 2009. Initial and reply briefs from all parties were filed in November 2011. Oral arguments were held before the WUTC in January 2012. In August 2012, the WUTC issued an order requiring PacifiCorp to credit to its customers all proceeds from the sale of RECs attributable to Washington that were booked on or after January 1, 2009, less any amounts already credited to customers. In September 2012, PacifiCorp filed a petition for reconsideration and a petition requesting a stay of the effectiveness of the order. In October 2012, PacifiCorp filed a reply to the intervening parties' and WUTC staff's answers to PacifiCorp's petitions. The WUTC indicated it will act on PacifiCorp's petitions by December 31, 2012. Also in October 2012, PacifiCorp submitted a compliance filing with the WUTC presenting Washington-allocated actual and projected REC sales proceeds from April 2011 through December 2012 and the amount of rate credits provided to customers for the same period.

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

In July 2012, PacifiCorp filed a PTAM for major capital additions with the CPUC requesting an increase of $1 million, or an average price increase of 1%. The CPUC approved the new rates, which became effective August 2012.

In October 2012, PacifiCorp filed its annual PTAM attrition adjustment with the CPUC requesting an increase of $1 million, or an average price increase of 1%. If approved by the CPUC, the new rates will be effective January 2013.

FERC

As a result of a 2007 multi-party settlement with the FERC regarding long-term shared usage, coordinated operation and maintenance, and planning of certain 500-kV transmission lines, PacifiCorp agreed to file a Federal Power Act Section 205 rate change filing for its system-wide transmission service rates no later than June 1, 2011. In May 2011, PacifiCorp filed its Federal Power Act Section 205 rate case seeking to modify its transmission and ancillary services rates and to adopt a formula transmission rate. In August 2011, the FERC issued an order accepting PacifiCorp's filing and allowing the proposed rates to become effective December 25, 2011, subject to refund. Billing using the new rates commenced in early 2012. The FERC established settlement proceedings to encourage the parties to reach agreement on final rates. Settlement discussions are ongoing with the parties to the case. If a settlement is not ultimately reached, hearings will be held before the FERC to arrive at final approved rates.

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

Clean Air Standards

National Ambient Air Quality Standards

In June 2012, the EPA released a proposal to strengthen the fine particulate matter National Ambient Air Quality Standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA is also proposing a new, separate fine particulate matter standard of either 28 or 30 deciviews or measure of haze, aimed at improving visibility. The public comment period closed August 31, 2012. The EPA is required to finalize the proposal by December 14, 2012. Until the standards are final and attainment designations made, PacifiCorp cannot determine the potential impacts of the standards; however, any impacts are not anticipated to be significant.

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register on February 16, 2012, with an effective date of April 16, 2012 and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by PacifiCorp, PacifiCorp believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support PacifiCorp's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. PacifiCorp will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. PacifiCorp is evaluating whether or not to close certain units. As a result of recent testing and evaluation, PacifiCorp currently anticipates that retiring the Carbon Facility in early 2015 will be the least-cost alternative to comply with the MATS and other environmental regulations. PacifiCorp continues to assess compliance alternatives and potential transmission system impacts that could otherwise impact PacifiCorp's ultimate decision with respect to the Carbon Facility, including timing of retirement and decommissioning. Incremental costs to install and maintain emissions control equipment at PacifiCorp's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on PacifiCorp's compliance obligations and the timing of those obligations.

Regional Haze

In May 2012, the EPA published in the Federal Register a proposal to partially approve and partially disapprove the Utah regional haze state implementation plan ("SIP"). The EPA's partial approval of the sulfur dioxide portion of the SIP is based on a sulfur dioxide milestone and backstop trading program to reduce emissions. The partial disapproval is based on the EPA's assertion that the Utah Department of Environmental Quality failed to conduct the appropriate five-factor best available retrofit technology analysis for nitrogen oxides and particulate matter. The EPA did not propose to issue a Federal Implementation Plan ("FIP"), but acknowledged the state's ongoing efforts to conduct the required analysis. The public comment period closed on the EPA's proposed action in July 2012, and PacifiCorp expects a final decision in the fourth quarter of 2012.

In May 2012, the EPA published in the Federal Register a proposal to approve the Wyoming regional haze SIP for sulfur dioxide. The Wyoming SIP utilizes the same trading program utilized by Utah. The EPA's public comment period closed in July 2012. In addition, the EPA published in the Federal Register a proposal to partially approve and partially disapprove the Wyoming regional haze SIP for nitrogen oxides and particulate matter and issue a FIP for those portions proposed to be disapproved. The EPA action proposed to accelerate the installation of selective catalytic reduction equipment at PacifiCorp's Jim Bridger Units 1 and 2 to 2017 from 2021 and 2022, but agreed to accept comment on maintaining the original schedule as the state proposed. In addition, the EPA proposed to reject the SIP for the Wyodak facility and Dave Johnston Unit 3 and require the installation of selective non-catalytic reduction equipment within five years, as well as requiring the installation of low-nitrogen oxides burners and overfire air systems at Dave Johnston Units 1 and 2. The EPA held public hearings on its proposed disapproval on June 26 and 28, 2012, and the written comment period closed August 3, 2012. Until the EPA takes final action on the SIP or FIP and the appropriate appeal period passes, PacifiCorp cannot fully determine the impacts of the EPA's proposal.

In July 2012, the EPA published in the Federal Register a proposal to partially approve and partially disapprove the Arizona regional haze SIP addressing, among others, the Cholla generating facility. PacifiCorp owns 100% of Cholla Unit 4. The Arizona SIP provided for low-nitrogen oxides burners, while the proposed FIP would require installation of selective catalytic reduction equipment within five years after final action. The written comment period closed September 18, 2012. On October 12, 2012, the State of Arizona provided notice of its intent to file a citizen suit under Section 304 of the Clean Air Act for failing to timely act on the SIP for regional haze and for bifurcating its decision on Arizona's state-wide plan into two parts. Until the EPA takes final action on the SIP or FIP or otherwise addresses the potential citizens' suit, PacifiCorp cannot fully determine the impacts of the EPA's proposal.

Climate Change

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per megawatt hour. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. Any new fossil-fueled generating facilities constructed by PacifiCorp will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Additionally, as proposed, it may be difficult even for combined cycle combustion turbines to meet the carbon dioxide emission standard under certain operating scenarios such as simple cycle or low-load operations on a sustained basis. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on PacifiCorp's existing facilities cannot be determined.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of September 30, 2012, PacifiCorp's credit ratings for its senior secured and senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2012, PacifiCorp would have been required to post $231 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized in late 2012 and 2013.

PacifiCorp is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital, margin, reporting, recordkeeping, and business conduct requirements primarily for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses. While PacifiCorp generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging or mitigating commercial risk and does not anticipate that it will be considered a swap dealer or major swap participant, the outcome of remaining rulemaking proceedings cannot be predicted and, therefore, the impact of the Dodd-Frank Reform Act on PacifiCorp's consolidated financial results cannot be determined at this time.

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

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2011. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of September 30, 2012.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Item 3 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2011 and Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

PACIFICORP
(Registrant)

Date: November 2, 2012	/s/ Douglas K. Stuver
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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.