Form 10-Q
period 2013-03-31
PACIFICORP /OR/
filed 2013-05-03
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309-2580. As of April 30, 2013, 357,060,915 shares of common stock were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

PacifiCorp and Related Entities
MEHC	MidAmerican Energy Holdings Company
PacifiCorp	PacifiCorp and its subsidiaries
PPW Holdings	PPW Holdings LLC, a wholly owned subsidiary of MEHC and PacifiCorp's direct parent company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CPUC	California Public Utilities Commission
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FIP	Federal Implementation Plan
GHG	Greenhouse Gases
GWh	Gigawatt Hours
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
kV	Kilovolt
MW	Megawatts
MWh	Megawatt Hours
OPUC	Oregon Public Utility Commission
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•	the outcome of rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies and PacifiCorp's ability to recover costs in rates in a timely manner;

•
changes in economic, industry or weather conditions, as well as demographic trends and new technologies, that could affect customer growth and usage, electricity supply or PacifiCorp's ability to obtain long-term contracts with customers and suppliers;

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

•
changes in prices, availability and demand for wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

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

•
the impact of certain contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in commodity prices, interest rates and other conditions that affect the fair value of certain contracts;

•	the impact of inflation on costs and PacifiCorp's ability to recover such costs in rates;

•	increases in employee healthcare costs, including the implementation of the Affordable Care Act;

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

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on PacifiCorp's consolidated financial results;

•	other risks or unforeseen events, including the effects of storms, floods, fires, landslides, litigation, wars, terrorism, embargoes and other catastrophic events; and

•	other business or investment considerations that may be disclosed from time to time in PacifiCorp's filings with the SEC or in other publicly disseminated written documents.

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2013, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of PacifiCorp's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 3, 2013

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$133	$80
Accounts receivable, net	568	671
Inventories:
Materials and supplies	208	202
Fuel	270	266
Deferred income taxes	90	112
Regulatory assets	67	62
Other current assets	69	75
Total current assets	1,405	1,468

Property, plant and equipment, net	18,134	18,057
Regulatory assets	1,737	1,773
Other assets	425	430

Total assets	$21,701	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$412	$467
Income taxes payable	16	48
Accrued employee expenses	106	77
Accrued interest	97	113
Accrued property and other taxes	82	54
Current portion of long-term debt and capital lease obligations	285	267
Regulatory liabilities	64	62
Other current liabilities	201	196
Total current liabilities	1,263	1,284

Regulatory liabilities	861	851
Long-term debt and capital lease obligations	6,565	6,594
Deferred income taxes	4,201	4,168
Other long-term liabilities	1,158	1,187
Total liabilities	14,048	14,084

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	41	41
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,145	3,136
Accumulated other comprehensive loss, net	(12)	(12)
Total shareholders' equity	7,653	7,644

Total liabilities and shareholders' equity	$21,701	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012

Operating revenue	$1,232	$1,191

Operating costs and expenses:
Energy costs	453	445
Operations and maintenance	271	269
Depreciation and amortization	168	157
Taxes, other than income taxes	43	42
Total operating costs and expenses	935	913

Operating income	297	278

Other income (expense):
Interest expense	(94)	(95)
Allowance for borrowed funds	8	7
Allowance for equity funds	15	15
Other, net	1	3
Total other income (expense)	(70)	(70)

Income before income tax expense	227	208
Income tax expense	67	57
Net income	$160	$151

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance at December 31, 2011	$41	$—	$4,479	$2,801	$(9)	$7,312
Net income	—	—	—	151	—	151
Preferred stock dividends declared	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	(50)	—	(50)
Balance at March 31, 2012	$41	$—	$4,479	$2,901	$(9)	$7,412

Balance at December 31, 2012	$41	$—	$4,479	$3,136	$(12)	$7,644
Net income	—	—	—	160	—	160
Preferred stock dividends declared	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	(150)	—	(150)
Balance at March 31, 2013	$41	$—	$4,479	$3,145	$(12)	$7,653

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$160	$151
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	168	157
Deferred income taxes and amortization of investment tax credits	51	89
Changes in regulatory assets and liabilities	(7)	—
Other, net	(10)	(11)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	110	82
Derivative collateral, net	22	85
Inventories	(10)	(23)
Income taxes, net	(32)	(17)
Accounts payable and other liabilities	17	(34)
Net cash flows from operating activities	469	479

Cash flows from investing activities:
Capital expenditures	(259)	(405)
Other, net	6	9
Net cash flows from investing activities	(253)	(396)

Cash flows from financing activities:
Net repayments of short-term debt	—	(688)
Proceeds from long-term debt	—	749
Repayments and redemptions of long-term debt and capital lease obligations	(11)	(90)
Common stock dividends	(150)	(50)
Preferred stock dividends	(1)	(1)
Other, net	(1)	(5)
Net cash flows from financing activities	(163)	(85)

Net change in cash and cash equivalents	53	(2)
Cash and cash equivalents at beginning of period	80	47
Cash and cash equivalents at end of period	$133	$45

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2013.

(2)	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, which amends FASB Accounting Standards Codification ("ASC") Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, which amends FASB ASC Topic 220, "Comprehensive Income." The amendments in this guidance require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required by GAAP that provide additional detail about those amounts. PacifiCorp adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, "Balance Sheet." The amendments in this guidance require an entity to provide quantitative disclosures about offsetting financial instruments and derivative instruments. Additionally, this guidance requires qualitative and quantitative disclosures about master netting agreements or similar agreements when the financial instruments and derivative instruments are not offset. In January 2013, the FASB issued ASU No. 2013-01, which also amends FASB ASC Topic 210 to clarify that the scope of ASU No. 2011-11 only applies to derivative instruments, repurchase agreements, reverse purchase agreements and securities borrowing and securities lending transactions that are either being offset or are subject to an enforceable master netting arrangement or similar agreement. PacifiCorp adopted the guidance on January 1, 2013. The adoption of the guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2013	2012

Property, plant and equipment	5-80 years	$24,096	$24,024
Accumulated depreciation and amortization		(7,338)	(7,222)
Net property, plant and equipment in service		16,758	16,802
Construction work-in-progress		1,376	1,255
Total property, plant and equipment, net		$18,134	$18,057

(4)	Recent Financing Transactions

In March 2013, PacifiCorp replaced its $630 million unsecured revolving credit facility expiring in July 2013 with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports PacifiCorp's commercial paper program and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. As of March 31, 2013, PacifiCorp had no borrowings outstanding under this credit facility. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter. As of March 31, 2013, $312 million of letters of credit were issued under this credit agreement to support variable-rate tax-exempt bond obligations. These letters of credit were previously issued under the revolving credit facility that was replaced.

In March 2013, PacifiCorp obtained $289 million of letters of credit to support variable-rate tax-exempt bond obligations. These letters of credit expire through March 2015 and replaced certain letters of credit previously issued under one of the revolving credit facilities.

(5)	Income Taxes

The effective tax rate was 30% for the three-month period ended March 31, 2013 compared to 27% for 2012. The increase in PacifiCorp's effective tax rate for the three-month period ended March 31, 2013 compared to the prior period was primarily due to changes in unrecognized tax benefits in the prior period and lower production tax credits associated with PacifiCorp's wind‑powered generating facilities.

Berkshire Hathaway includes MEHC and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from MEHC. For the three-month period ended March 31, 2013, PacifiCorp made net cash payments for income taxes to MEHC totaling $43 million. For the three-month period ended March 31, 2012, PacifiCorp received net cash payments for income taxes from MEHC totaling $1 million.

(6)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012
Pension:
Service cost	$1	$2
Interest cost	14	15
Expected return on plan assets	(19)	(19)
Net amortization	12	9
Net periodic benefit cost	$8	$7

Other postretirement:
Service cost	$2	$2
Interest cost	6	7
Expected return on plan assets	(7)	(8)
Net amortization	2	1
Net periodic benefit cost	$3	$2

Employer contributions to the pension and other postretirement benefit plans are expected to be $64 million and $13 million, respectively, during 2013. As of March 31, 2013, $23 million and $3 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)Risk Management and Hedging Activities

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

There have been no significant changes in PacifiCorp's accounting policies related to derivatives. Refer to Note 8 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of March 31, 2013
Not designated as hedging contracts(1):
Commodity assets	$7	$2	$12	$1	$22
Commodity liabilities	(1)	(1)	(83)	(19)	(104)
Total	6	1	(71)	(18)	(82)

Total derivatives	6	1	(71)	(18)	(82)
Cash collateral receivable	—	—	33	—	33
Total derivatives - net basis(2)	$6	$1	$(38)	$(18)	$(49)

As of December 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$10	$3	$18	$1	$32
Commodity liabilities	(2)	(2)	(122)	(27)	(153)
Total	8	1	(104)	(26)	(121)

Total derivatives	8	1	(104)	(26)	(121)
Cash collateral receivable	—	—	55	—	55
Total derivatives - net basis(3)	$8	$1	$(49)	$(26)	$(66)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of March 31, 2013 and December 31, 2012, a regulatory asset of $82 million and $121 million, respectively, was recorded related to the net derivative liability of $82 million and $121 million, respectively.

(2)
Under master netting arrangements, as of March 31, 2013, PacifiCorp had the right to offset $3 million of payables with current derivative assets and $5 million of receivables with current derivative liabilities upon counterparty default.

(3)
Under master netting arrangements, as of December 31, 2012, PacifiCorp had the right to offset $6 million of receivables and $1 million of letters of credit with current derivative liabilities upon counterparty default.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012

Beginning balance	$121	$264
Changes in fair value recognized in regulatory assets	(19)	52
Net gains reclassified to operating revenue	1	14
Net losses reclassified to energy costs	(21)	(46)
Ending balance	$82	$284

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2013	2012
Electricity sales	Megawatt hours	(1)	(1)
Natural gas purchases	Decatherms	67	74
Fuel oil purchases	Gallons	12	16

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2013, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $104 million and $153 million as of March 31, 2013 and December 31, 2012, respectively, for which PacifiCorp had posted collateral of $33 million and $56 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2013 and December 31, 2012, PacifiCorp would have been required to post $55 million and $73 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(8)	Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2013
Assets:
Commodity derivatives	$—	$20	$2	$(15)	$7
Money market mutual funds(2)	144	—	—	—	144
	$144	$20	$2	$(15)	$151

Liabilities - Commodity derivatives	$—	$(104)	$—	$48	$(56)

As of December 31, 2012
Assets:
Commodity derivatives	$—	$32	$—	$(23)	$9
Money market mutual funds(2)	73	—	—	—	73
	$73	$32	$—	$(23)	$82

Liabilities - Commodity derivatives	$—	$(153)	$—	$78	$(75)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $33 million and $55 million as of March 31, 2013 and December 31, 2012, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of March 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,796	$8,281	$6,806	$8,350

(9)	Commitments and Contingencies

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. A judgment was rendered in April 2013 where the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded.

PacifiCorp strongly disagrees with the jury's verdict and plans to vigorously pursue all appellate measures. As of March 31, 2013, PacifiCorp accrued $113 million, plus estimated obligations for the Plaintiff's motions, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeal process, which could take as long as several years.

Northwest Refund Case

In October 2011, the Federal Energy Regulatory Commission ("FERC") issued an order on remand by the United States Court of Appeals for the Ninth Circuit, in which it determined that additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest wholesale spot market during the period from December 2000 through June 2001. PacifiCorp was a participant in the Pacific Northwest wholesale spot market during this period. The FERC ordered an evidentiary, trial-type hearing before an administrative law judge to permit parties to present evidence of alleged unlawful market activity. However, the FERC held the hearing in abeyance pending settlement discussions among all parties. The plaintiff parties to the proceeding filed claims against multiple parties, including PacifiCorp. PacifiCorp entered into settlements with the plaintiff parties, and the resulting settlements were approved by the FERC. The outcome of such settlements did not have a material impact on PacifiCorp's consolidated financial results.

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

(10)	Shareholders' Equity

In April 2013, PacifiCorp provided notice of redemption for the remaining 41,908 shares of its $100 stated value 5.00% Serial Preferred Stock at the redemption price of $100 per share plus accrued and unpaid dividends. The redemption and cancellation of the shares will take place in May 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of PacifiCorp during the periods included herein. Explanations include management's best estimate of the impacts of weather, customer growth and other factors. This discussion should be read in conjunction with PacifiCorp's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q. PacifiCorp's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2013 and 2012

Overview

Net income for the first quarter was $160 million, an increase of $9 million, or 6%, as compared to 2012. Net income increased primarily due to higher retail prices approved by regulators, higher retail customer load and lower fuel costs, partially offset by higher purchased electricity, lower REC revenue, lower wholesale electricity revenue and higher depreciation expense. Retail customer load increased 2% in the first quarter of 2013 compared to 2012 due primarily to the impacts of colder weather on residential and commercial customer loads in Utah. Energy generated decreased 6% in the first quarter of 2013 compared to 2012 due to lower hydroelectric generation from reduced inflows, lower natural gas-fueled generation primarily due to spark spreads and lower wind-powered generation due to reduced availability.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results for the first quarter is as follows:

	First Quarter		Favorable/(Unfavorable)
	2013	2012	Change	% Change

Gross margin (in millions):
Operating revenue	$1,232	$1,191	$41	3%
Energy costs	453	445	(8)	(2)
Gross margin	$779	$746	$33	4

Volumes of electricity sold (in GWh):
Residential	4,519	4,399	120	3%
Commercial	4,130	4,023	107	3
Industrial and irrigation	4,970	4,966	4	—
Other	113	93	20	22
Total retail electricity sales	13,732	13,481	251	2
Wholesale electricity sales	2,598	3,321	(723)	(22)
Total electricity sales	16,330	16,802	(472)	(3)

Retail electricity sales:
Average retail customers (in thousands)	1,763	1,751	12	1%
Average revenue per MWh	$80.70	$76.48	$4.22	6%

Wholesale electricity revenue:
Average revenue per MWh	$29.44	$26.93	$2.51	9%

Volumes of electricity generated (in GWh):
Coal-fueled generation	10,708	10,758	(50)	—%
Natural gas-fueled generation	1,803	2,089	(286)	(14)
Hydroelectric generation(1)	938	1,418	(480)	(34)
Wind and other(1)	997	1,081	(84)	(8)
Total PacifiCorp generated volumes	14,446	15,346	(900)	(6)

Volumes of electricity purchased (in GWh):
Purchased electricity	3,110	2,747	(363)	(13)%

Purchased electricity:
Average cost per MWh	$50.75	$46.25	$(4.50)	(10)%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

Gross margin increased $33 million, or 4%, for 2013 compared to 2012 primarily due to:

•	$57 million of increases from higher retail prices approved by regulators;

•	$20 million of higher retail customer load primarily due to the impacts of colder weather on residential and commercial customer loads in Utah; and

•	$16 million of lower fuel costs due to lower unit natural gas costs and reduced natural gas-fueled generation due to lower availability.

The increase in gross margin was partially offset by:

•	$31 million of higher purchased electricity due to higher volumes and lower gains on electricity swaps;

•	$24 million of lower REC revenue; and

•	$13 million of lower wholesale electricity revenue due to lower volumes, partially offset by higher average market prices.

Operations and maintenance increased $2 million, or 1%, for 2013 compared to 2012 primarily due to changes in the current period related to accruals for litigation, fire and other damage claims.

Depreciation and amortization increased $11 million, or 7%, for 2013 compared to 2012 primarily due to higher plant in service and accelerated depreciation rates in Oregon for the Carbon coal-fueled generating facility expected to be retired in 2015 as a result of the Mercury and Air Toxics Standard and other environmental regulations.

Income tax expense increased $10 million, or 18%, for 2013 compared to 2012 and the effective tax rates were 30% and 27% for 2013 and 2012, respectively. The increase in PacifiCorp's effective tax rate was primarily due to changes in unrecognized tax benefits in the prior period and lower production tax credits associated with PacifiCorp's wind‑powered generating facilities.

Liquidity and Capital Resources

As of March 31, 2013, PacifiCorp's total net liquidity was $1.021 billion and the components were as follows (in millions):

Cash and cash equivalents	$133

Available unsecured revolving credit facilities(1)	1,200
Less:
Short-term debt	—
Letters of credit supporting tax-exempt bond obligations	(312)
Net revolving credit facilities available	888

Total net liquidity	$1,021

Unsecured revolving credit facilities:
Maturity dates	2017, 2018
Largest single bank commitment as a % of total(2)	7%

(1)
In March 2013, PacifiCorp obtained $289 million of letters of credit to support variable-rate tax-exempt bond obligations. These letters of credit expire through March 2015 and replaced certain letters of credit previously issued under one of the revolving credit facilities. For further discussion regarding PacifiCorp's credit facilities, refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q and Note 6 of Notes to Consolidated Financial Statements in Item 8 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012.

(2)	An inability of financial institutions to honor their commitments could adversely affect PacifiCorp's short-term liquidity and ability to meet long-term commitments.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2013 and 2012 were $469 million and $479 million, respectively. The $10 million decrease was primarily due to lower benefits from changes in collateral posted for derivative contracts, higher income tax payments, lower net wholesale electricity activities and lower REC revenue, partially offset by higher prices approved by regulators, higher retail customer load and lower fuel costs.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2013 and 2012 were $(253) million and $(396) million, respectively. Capital expenditures decreased $146 million and consisted of the following during the three-month periods ended March 31 and exclude amounts for non-cash equity AFUDC and other non-cash items:

2013:

•
Transmission system investments totaling $57 million, including construction costs for the 100-mile high-voltage Mona‑Oquirrh transmission line expected to be placed in service in the second quarter of 2013 and the 170‑mile single‑circuit 345‑kV Sigurd‑Red Butte transmission line expected to be placed in service in 2015.

•
The construction of the Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $48 million, which is expected to be placed in service in 2014.

•
Emissions control equipment on existing generating facilities totaling $12 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $142 million.

2012:

•	Transmission system investments totaling $89 million, including construction costs for the Mona-Oquirrh transmission project.

•	The development and construction of Lake Side 2 totaling $60 million.

•
Emissions control equipment on existing generating facilities totaling $17 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $239 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2013 were $(163) million, which consisted substantially of $150 million for common stock dividends paid to PPW Holdings and $10 million for the repayment of long-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2012 were $(85) million. Uses of cash totaled $834 million and consisted substantially of $688 million for the net repayment of short-term debt, $90 million for the repayment of long-term debt and $50 million for common stock dividends paid to PPW Holdings. Sources of cash totaled $749 million and consisted of proceeds from the issuance of long-term debt.

Long-term Debt

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $850 million of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

Preferred Stock

In April 2013, PacifiCorp provided notice of redemption for the remaining 41,908 shares of its $100 stated value 5.00% Serial Preferred Stock at the redemption price of $100 per share plus accrued and unpaid dividends. The redemption and cancellation of the shares will take place in May 2013.

Future Uses of Cash

PacifiCorp has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which PacifiCorp has access to external financing depends on a variety of factors, including PacifiCorp's credit ratings, investors' judgment of risk and conditions in the overall capital market, including the condition of the utility industry.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.1 billion for 2013 and include the following:

•
$282 million for transmission system investments, including $233 million for the Energy Gateway Transmission Expansion Program, which includes construction costs for the Sigurd-Red Butte and Mona-Oquirrh transmission lines.

•	$202 million for generation development projects, including $160 million for construction of Lake Side 2, which is expected to be placed in service in 2014.

•
$86 million for environmental projects to install and upgrade emissions control equipment at a number of units at several of PacifiCorp's coal-fueled generating facilities to meet anticipated air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis and receives a formal notification in five states as to whether the IRP meets the commission's IRP standards and guidelines, which is referred to as "acknowledgment." In April 2013, PacifiCorp filed its 2013 IRP with the state commissions.

Contractual Obligations

As of March 31, 2013, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012.

State Regulatory Matters

Utah

In March 2013, PacifiCorp filed its annual EBA with the UPSC requesting recovery of $17 million over a two-year period for 70% of the net power costs in excess of amounts included in base rates for the period January 1, 2012 through December 31, 2012. If approved by the UPSC, the new rates will be effective November 2013.

In March 2013, PacifiCorp filed with the UPSC to return $3 million to customers through the REC balancing account. If approved by the UPSC, the new rates will be effective June 2013 on an interim basis until a final order is issued by the UPSC.

Wyoming

In March 2013, PacifiCorp filed its annual ECAM application with the WPSC requesting $18 million for recovery of 70% of the net power costs in excess of amounts included in base rates for the period January 1, 2012 through December 31, 2012 to be recovered over a three-year period. In addition, PacifiCorp filed its annual RRA application requesting a $15 million reduction to the current surcredit. If approved by the WPSC, the ECAM and RRA rates will be effective May 2013 on an interim basis until a final order is issued by the WPSC.

Washington

In December 2012, PacifiCorp filed for judicial review of the WUTC's August and November 2012 orders regarding proceeds from the sales of RECs on or after January 1, 2009. In February 2013, PacifiCorp, WUTC staff and intervening parties submitted a joint filing with the WUTC proposing a tracking mechanism for REC sales revenues. In March 2013, the WUTC issued a notice stating that the February 2013 joint filing failed to comply with the WUTC's orders, primarily requiring PacifiCorp and other parties to clarify the period over which amortization of historical REC revenues (revenues from January 1, 2009 through April 2, 2011) will occur. In March 2013, PacifiCorp filed a response to the WUTC notice requesting that the WUTC not require amortization of historical REC revenues until after resolution of the pending judicial review of the WUTC's orders. WUTC staff and intervening parties submitted a joint response to the WUTC notice requesting the amortization of historical REC revenues begin on May 1, 2013, and be distributed as a one-time credit or amortized over one year.

Idaho

In February 2013, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $16 million of deferred net power costs, of which $9 million will be collected over a one-year period and the remainder collected over a three-year period. In March 2013, the IPUC approved the new rates, which became effective April 2013.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. PacifiCorp believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of PacifiCorp's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012.

Clean Air Act Regulations

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's coal-fueled generating facilities in Utah, Wyoming and Arizona are subject to the Clean Air Visibility Rules. In accordance with the federal requirements, states are required to submit SIPs that address emissions from sources subject to best available retrofit technology ("BART") requirements and demonstrate progress towards achieving natural visibility requirements in Class I areas by 2064.

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups have appealed the EPA's approval of the sulfur dioxide portion. The state of Utah and PacifiCorp filed petitions for review of the EPA's final rule on the BART determinations in Utah's regional haze SIP in March 2013. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality is undertaking an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2, which will be provided to the EPA as a supplement to the existing Utah SIP. It is unknown whether and how this supplemental analysis will impact the EPA's decision regarding the existing SIP.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012, but initially proposed to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a FIP. The EPA proposed to approve the installation of selective catalytic reduction equipment and a baghouse at Naughton Unit 3 by December 31, 2014; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 3 by December 31, 2015; and to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 4 by December 31, 2016. The EPA proposed to disapprove the nitrogen oxides and particulate matter SIP for Jim Bridger Units 1 and 2 and instead accelerate the installation of selective catalytic reduction equipment to 2017 from 2021 and 2022, but agreed to accept comment on maintaining the original schedule as the state proposed. In addition, the EPA proposed to reject the SIP for the Wyodak facility and Dave Johnston Unit 3 and require the installation of selective non-catalytic reduction equipment within five years, as well as require the installation of low-nitrogen oxides burners and overfire air systems at Dave Johnston Units 1 and 2. Since the EPA's initial proposal, the EPA has withdrawn its proposed actions on the SIP and its proposed FIP and has indicated its intent to re-propose action of the Wyoming nitrogen oxides and particulate matter SIP by May 2013, and take final action by November 2013. In the meantime, certain groups have appealed the EPA's approval of the sulfur dioxide SIP.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit has not made any decisions in regard to these appeals. In April 2013, the EPA granted in part PacifiCorp's February 2013 petition for reconsideration relating to the compliance methodology for nitrogen oxides at Cholla Unit 4. The EPA plans to publish a notice of proposed rulemaking seeking comment on an alternative compliance methodology for nitrogen oxides at Cholla Unit 4, and PacifiCorp will have an opportunity to submit comments on that methodology.

Other cases are pending before the United States Court of Appeals for the Tenth Circuit with regard to similar appeals of FIPs issued by the EPA in New Mexico and Oklahoma.

Until the EPA takes final action in each state and decisions have been made on each appeal, PacifiCorp cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

Climate Change

In April 2012, the EPA proposed New Source Performance Standards for GHG at new fossil-fueled generating facilities at an emissions rate of 1,000 pounds per MWh, which are expected to be finalized in 2013. The EPA is also under a consent decree to establish GHG emissions performance standards for existing and modified sources.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012 and a final rule is expected in 2013. Any new fossil-fueled generating facilities constructed by PacifiCorp will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Additionally, as proposed, it may be difficult even for combined cycle combustion turbines to meet the carbon dioxide emission standard under certain operating scenarios such as simple cycle or low-load operations on a sustained basis. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. However, the EPA is under a consent decree obligation to establish such standards. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on PacifiCorp's existing facilities cannot be determined.

Regional and State Activities

Over the past several years, the states of California, Washington and Oregon have adopted GHG emissions performance standards for base load electricity generating resources. Under the laws in California and Oregon, the emissions performance standards provide that emissions must not exceed 1,100 pounds of carbon dioxide per MWh. Effective April 2013, Washington's amended emissions performance standards provide that GHG emissions for base load electricity generating resources must not exceed 970 pounds of carbon dioxide per MWh. These GHG emissions performance standards generally prohibit electric utilities from entering into long-term financial commitments (e.g., new ownership investments, upgrades, or new or renewed contracts with a term of five or more years) unless any base load generation supplied under long-term financial commitments comply with the GHG emissions performance standards.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of March 31, 2013, PacifiCorp's credit ratings for its senior secured and senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2013, PacifiCorp would have been required to post $195 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting PacifiCorp, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2012. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of March 31, 2013.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Note 9 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There has been no material change to PacifiCorp's risk factors from those disclosed in Item 1A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Information regarding PacifiCorp's mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICORP
(Registrant)

Date: May 3, 2013	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.    Description

10.1
$600,000,000 Credit Agreement, dated as of March 27, 2013, among PacifiCorp, as Borrower, the banks, financial institutions and other institutional lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the LC Issuing Banks.

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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.