Form 10-Q
period 2013-06-30
PACIFICORP /OR/
filed 2013-08-02
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309-2580. As of July 31, 2013, 357,060,915 shares of common stock were outstanding.

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon PacifiCorp's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of PacifiCorp and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•
general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including reliability and safety standards, affecting PacifiCorp's operations or related industries;

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

•
other risks or unforeseen events, including the effects of storms, floods, fires, earthquakes, explosions, landslides, litigation, wars, terrorism, embargoes and other catastrophic events, including catastrophic events triggered by a breakdown or failure of PacifiCorp's operating assets; and

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2013, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2013 and 2012, and of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 2, 2013

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$119	$80
Accounts receivable, net	620	671
Inventories:
Materials and supplies	211	202
Fuel	276	266
Deferred income taxes	90	112
Regulatory assets	68	62
Other current assets	58	75
Total current assets	1,442	1,468

Property, plant and equipment, net	18,246	18,057
Regulatory assets	1,712	1,773
Other assets	424	430

Total assets	$21,824	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$419	$467
Income taxes payable	37	48
Accrued employee expenses	114	77
Accrued interest	114	113
Accrued property and other taxes	90	54
Current portion of long-term debt and capital lease obligations	227	267
Regulatory liabilities	59	62
Other current liabilities	200	196
Total current liabilities	1,260	1,284

Regulatory liabilities	869	851
Long-term debt and capital lease obligations	6,864	6,594
Deferred income taxes	4,230	4,168
Other long-term liabilities	1,137	1,187
Total liabilities	14,360	14,084

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	36	41
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,961	3,136
Accumulated other comprehensive loss, net	(12)	(12)
Total shareholders' equity	7,464	7,644

Total liabilities and shareholders' equity	$21,824	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Operating revenue	$1,215	$1,153	$2,447	$2,344

Operating costs and expenses:
Energy costs	428	404	881	849
Operations and maintenance	267	300	538	569
Depreciation and amortization	169	160	337	317
Taxes, other than income taxes	40	38	83	80
Total operating costs and expenses	904	902	1,839	1,815

Operating income	311	251	608	529

Other income (expense):
Interest expense	(96)	(95)	(190)	(190)
Allowance for borrowed funds	7	8	15	15
Allowance for equity funds	14	15	29	30
Other, net	1	(1)	2	2
Total other income (expense)	(74)	(73)	(144)	(143)

Income before income tax expense	237	178	464	386
Income tax expense	71	48	138	105
Net income	$166	$130	$326	$281

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance at December 31, 2011	$41	$—	$4,479	$2,801	$(9)	$7,312
Net income	—	—	—	281	—	281
Preferred stock dividends declared	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	(50)	—	(50)
Balance at June 30, 2012	$41	$—	$4,479	$3,031	$(9)	$7,542

Balance at December 31, 2012	$41	$—	$4,479	$3,136	$(12)	$7,644
Net income	—	—	—	326	—	326
Preferred stock dividends declared	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	(500)	—	(500)
Redemption of preferred stock	(5)	—	—	—	—	(5)
Balance at June 30, 2013	$36	$—	$4,479	$2,961	$(12)	$7,464

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$326	$281
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	337	317
Deferred income taxes and amortization of investment tax credits	78	170
Changes in regulatory assets and liabilities	(7)	(4)
Other, net	(20)	(18)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	69	54
Derivative collateral, net	23	13
Inventories	(19)	(37)
Income taxes, net	(11)	130
Accounts payable and other liabilities	55	(24)
Net cash flows from operating activities	831	882

Cash flows from investing activities:
Capital expenditures	(518)	(721)
Other, net	6	(13)
Net cash flows from investing activities	(512)	(734)

Cash flows from financing activities:
Net repayments of short-term debt	—	(688)
Proceeds from long-term debt	299	749
Repayments and redemptions of long-term debt and capital lease obligations	(71)	(90)
Redemption of preferred stock	(5)	—
Common stock dividends	(500)	(50)
Preferred stock dividends	(1)	(1)
Other, net	(2)	(8)
Net cash flows from financing activities	(280)	(88)

Net change in cash and cash equivalents	39	60
Cash and cash equivalents at beginning of period	80	47
Cash and cash equivalents at end of period	$119	$107

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2013 and for the three- and six-month periods ended June 30, 2013 and 2012. The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2013.

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

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2013	2012

Property, plant and equipment	5-80 years	$24,606	$24,024
Accumulated depreciation and amortization		(7,447)	(7,222)
Net property, plant and equipment in service		17,159	16,802
Construction work-in-progress		1,087	1,255
Total property, plant and equipment, net		$18,246	$18,057

(4)	Recent Financing Transactions

In June 2013, PacifiCorp issued $300 million of its 2.95% First Mortgage Bonds due June 2023. The net proceeds are being used to fund capital expenditures and for general corporate purposes, including a portion of the common stock dividend paid to PPW Holdings LLC, a direct wholly owned subsidiary of MEHC and PacifiCorp's direct parent company in June 2013.

In March 2013, PacifiCorp replaced its $630 million unsecured revolving credit facility, which had been set to expire in July 2013 with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. As of June 30, 2013, PacifiCorp had no borrowings outstanding under this credit facility. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter. As of June 30, 2013, $270 million of letters of credit were issued under this credit agreement to support variable-rate tax-exempt bond obligations. These letters of credit were previously issued under the credit facility that was replaced.

In March 2013, PacifiCorp obtained $289 million of letters of credit to support variable-rate tax-exempt bond obligations. These letters of credit expire through March 2015 and replaced certain letters of credit previously issued under one of the revolving credit facilities.

As of December 31, 2012, PacifiCorp had $68 million of tax-exempt bond obligations with fixed interest rates, ranging from 3.90% to 4.13%, scheduled to reset to variable or fixed interest rates in June 2013. In June 2013, $17 million of these tax-exempt bond obligations were redeemed and retired prior to their scheduled 2014 maturity date. The interest rates for the remaining $51 million, with maturity dates ranging from 2014 to 2025, were reset to variable interest rates with a weighted average interest rate of 0.25% as of June 30, 2013.

(5)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Pension:
Service cost	$2	$2	$3	$4
Interest cost	13	15	27	30
Expected return on plan assets	(18)	(18)	(37)	(37)
Net amortization	12	8	24	17
Net periodic benefit cost	$9	$7	$17	$14

Other postretirement:
Service cost	$2	$1	$4	$3
Interest cost	7	7	13	14
Expected return on plan assets	(8)	(7)	(15)	(15)
Net amortization	2	1	4	2
Net periodic benefit cost	$3	$2	$6	$4

Employer contributions to the pension and other postretirement benefit plans are expected to be $64 million and $13 million, respectively, during 2013. As of June 30, 2013, $46 million and $4 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

There have been no significant changes in PacifiCorp's accounting policies related to derivatives. Refer to Note 7 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of June 30, 2013
Not designated as hedging contracts(1):
Commodity assets	$6	$1	$19	$—	$26
Commodity liabilities	(2)	—	(86)	(23)	(111)
Total	4	1	(67)	(23)	(85)

Total derivatives	4	1	(67)	(23)	(85)
Cash collateral receivable	—	—	32	—	32
Total derivatives - net basis(2)	$4	$1	$(35)	$(23)	$(53)

As of December 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$10	$3	$18	$1	$32
Commodity liabilities	(2)	(2)	(122)	(27)	(153)
Total	8	1	(104)	(26)	(121)

Total derivatives	8	1	(104)	(26)	(121)
Cash collateral receivable	—	—	55	—	55
Total derivatives - net basis(3)	$8	$1	$(49)	$(26)	$(66)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of June 30, 2013 and December 31, 2012, a regulatory asset of $85 million and $121 million, respectively, was recorded related to the net derivative liability of $85 million and $121 million, respectively.

(2)	Under master netting arrangements, as of June 30, 2013, PacifiCorp had the right to offset $2 million of payables with current derivative assets upon counterparty default.

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

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Beginning balance	$82	$284	$121	$264
Changes in fair value recognized in regulatory assets	14	(4)	(5)	48
Net (losses) gains reclassified to operating revenue	(2)	4	(1)	18
Net losses reclassified to energy costs	(9)	(67)	(30)	(113)
Ending balance	$85	$217	$85	$217

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2013	2012
Electricity sales	Megawatt hours	(1)	(1)
Natural gas purchases	Decatherms	61	74
Fuel oil purchases	Gallons	8	16

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require PacifiCorp to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2013, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $110 million and $153 million as of June 30, 2013 and December 31, 2012, respectively, for which PacifiCorp had posted collateral of $32 million and $56 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2013 and December 31, 2012, PacifiCorp would have been required to post $56 million and $73 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(7)	Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2013
Assets:
Commodity derivatives	$—	$25	$1	$(21)	$5
Money market mutual funds(2)	114	—	—	—	114
	$114	$25	$1	$(21)	$119

Liabilities - Commodity derivatives	$—	$(111)	$—	$53	$(58)

As of December 31, 2012
Assets:
Commodity derivatives	$—	$32	$—	$(23)	$9
Money market mutual funds(2)	73	—	—	—	73
	$73	$32	$—	$(23)	$82

Liabilities - Commodity derivatives	$—	$(153)	$—	$78	$(75)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $32 million and $55 million as of June 30, 2013 and December 31, 2012, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of June 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,038	$8,040	$6,806	$8,350

(8)	Commitments and Contingencies

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation.

Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. PacifiCorp strongly disagrees with the jury's verdict and plans to vigorously pursue all appellate measures. The appeals are awaiting a briefing schedule to be set by the Utah Supreme Court. As of June 30, 2013, PacifiCorp had accrued $115 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

Northwest Refund Case

In October 2011, the Federal Energy Regulatory Commission ("FERC") issued an order on remand by the United States Court of Appeals for the Ninth Circuit, in which it determined that additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest wholesale spot market during the period from December 2000 through June 2001. PacifiCorp was a participant in the Pacific Northwest wholesale spot market during this period. The FERC ordered an evidentiary, trial-type hearing before an administrative law judge to permit parties to present evidence of alleged unlawful market activity. However, the FERC held the hearing in abeyance pending settlement discussions among all parties. The plaintiff parties to the proceeding filed claims against multiple parties, including PacifiCorp. PacifiCorp entered into settlements with the plaintiff parties, and the resulting settlements were approved by the FERC. The outcome of such settlements did not have a material impact on PacifiCorp's consolidated financial results. The FERC, however, declined to dismiss PacifiCorp from the case entirely, noting that additional parties may, in the future, assert sequential claims against parties to the case, including PacifiCorp. PacifiCorp believes it is unlikely that the FERC will address sequential claims until after the primary cases have proceeded through the trial-type hearing. Due to the uncertainties associated with the sequential claims, PacifiCorp is unable to predict the outcome and the impact of any claims on its consolidated financial results.

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

(9)	Shareholders' Equity

In May 2013, PacifiCorp redeemed and canceled the remaining shares of its $100 stated value 5.00% Serial Preferred Stock at the redemption price of $100 per share plus accrued and unpaid dividends.

(10)	Other Related-Party Transactions

Berkshire Hathaway includes MEHC and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from MEHC. For the six-month period ended June 30, 2013, PacifiCorp made net cash payments for income taxes to MEHC totaling $66 million. For the six-month period ended June 30, 2012, PacifiCorp received net cash payments for income taxes from MEHC totaling $170 million.

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

Results of Operations for the Second Quarter and First Six Months of 2013 and 2012

Overview

Net income for the second quarter of 2013 was $166 million, an increase of $36 million, or 28%, as compared to 2012. Net income increased primarily due to higher retail prices approved by regulators, lower operations and maintenance expense, higher retail customer load, and higher wholesale electricity revenue, partially offset by higher energy costs, lower REC revenue, higher income tax expense, and higher depreciation and amortization expense. Retail customer load increased 2% in the second quarter of 2013 compared to 2012 primarily due to higher industrial, irrigation and commercial customer usage, partially offset by lower residential customer usage. Energy generated increased 7% in the second quarter of 2013 compared to 2012 due to higher coal-fueled generation, partially offset by lower hydroelectric generation.

Net income for the six months of 2013 was $326 million, an increase of $45 million, or 16%, as compared to 2012. Net income increased primarily due to higher retail prices approved by regulators, higher retail customer load and lower operations and maintenance expense, partially offset by lower REC revenue, higher energy costs, higher income tax expense and higher depreciation and amortization expense. Retail load increased 2% in the first six months of 2013 compared to 2012 due to higher commercial, industrial and irrigation customer usage and the impacts of colder weather in the first quarter of 2013, partially offset by lower residential customer usage. Energy generated was flat for the first six months of 2013 compared to 2012 due to higher coal-fueled generation offset by lower hydroelectric generation, lower natural gas-fueled generation and lower wind-powered generation.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	Second Quarter				First Six Months
	2013	2012	Change		2013	2012	Change

Gross margin (in millions):
Operating revenue	$1,215	$1,153	$62	5%	$2,447	$2,344	$103	4%
Energy costs	428	404	24	6	881	849	32	4
Gross margin	$787	$749	$38	5	$1,566	$1,495	$71	5

Sales (GWh):
Residential	3,327	3,399	(72)	(2)%	7,846	7,798	48	1%
Commercial	4,146	4,086	60	1	8,276	8,109	167	2
Industrial and irrigation	5,662	5,397	265	5	10,632	10,363	269	3
Other	107	115	(8)	(7)	220	208	12	6
Total retail	13,242	12,997	245	2	26,974	26,478	496	2
Wholesale	2,212	2,586	(374)	(14)	4,810	5,907	(1,097)	(19)
Total sales	15,454	15,583	(129)	(1)	31,784	32,385	(601)	(2)

Average number of retail customers (in thousands)	1,764	1,751	13	1%	1,764	1,751	13	1%

Average revenue per MWh:
Retail	$83.05	$79.07	$3.98	5%	$81.85	$77.75	$4.10	5%
Wholesale	$30.50	$21.65	$8.85	41%	$29.93	$24.62	$5.31	22%

Sources of energy (GWh)(1):
Coal	10,536	9,295	1,241	13%	21,244	20,053	1,191	6%
Natural gas	1,474	1,564	(90)	(6)	3,277	3,653	(376)	(10)
Hydroelectric(2)	990	1,183	(193)	(16)	1,928	2,601	(673)	(26)
Wind and other(2)	773	790	(17)	(2)	1,770	1,871	(101)	(5)
Total energy generated	13,773	12,832	941	7	28,219	28,178	41	—
Energy purchased	2,732	3,765	(1,033)	(27)	5,842	6,512	(670)	(10)
Total	16,505	16,597	(92)	(1)	34,061	34,690	(629)	(2)

Average cost of energy per MWh:
Energy generated(3)	$18.12	$19.15	$(1.03)	(5)%	$18.10	$18.56	$(0.46)	(2)%
Energy purchased	$49.81	$32.85	$16.96	52%	$50.31	$38.50	$11.81	31%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes the cost of fuel associated with the generating facilities and does not include other operating costs.

Gross margin increased $38 million, or 5%, for the second quarter of 2013 compared to 2012 primarily due to:

•	$57 million of increases substantially due to higher retail prices approved by regulators;

•	$28 million of lower average unit cost of natural gas;

•	$15 million of higher retail customer load due to higher commercial, industrial and irrigation customer usage, partially offset by lower residential customer usage; and

•	$12 million of higher wholesale electricity revenue due to higher average market prices of $19 million, partially offset by lower volumes of $7 million.

The increase in gross margin was partially offset by:

•	$32 million of higher coal costs due to increased generation and higher unit costs;

•	$22 million of lower REC revenue primarily due to lower volumes;

•
$12 million of higher purchased electricity due to higher average market prices of $50 million and lower gains on electricity swaps of $10 million, partially offset by decreased volumes of $48 million; and

•	$11 million of lower net deferrals of incurred power costs in accordance with established adjustment mechanisms.

Operations and maintenance decreased $33 million, or 11%, for the second quarter of 2013 compared to 2012 due to charges, primarily in 2012, related to the USA Power litigation and certain fire and other damage claims of $24 million and lower maintenance expense.

Depreciation and amortization increased $9 million, or 6%, for the second quarter of 2013 compared to 2012 primarily due to higher plant in service and accelerated depreciation rates in Oregon for the Carbon coal-fueled generating facility expected to be retired in 2015.

Income tax expense increased $23 million, or 48%, for the second quarter of 2013 compared to 2012 and the effective tax rates were 30% and 27% for 2013 and 2012, respectively. The increase in PacifiCorp's effective tax rate was primarily due to higher pre-tax book income, which reduced the effective tax rate impact of income tax benefits.

Gross margin increased $71 million, or 5%, for the first six months of 2013 compared to 2012 primarily due to:

•	$114 million of increases substantially due to higher retail prices approved by regulators;

•	$45 million of lower natural gas costs due to lower average unit cost of $39 million and reduced generation of $6 million; and

•
$35 million of higher retail customer load due to higher commercial customer usage, higher industrial customer usage primarily in the eastern portion of PacifiCorp's service territory, higher irrigation customer usage and higher residential customer load due to colder weather in the first quarter of 2013, partially offset by lower residential customer usage.

The increase in gross margin was partially offset by:

•	$46 million of lower REC revenue primarily due to lower volumes;

•
$43 million of higher purchased electricity due to higher average market prices of $51 million and lower gains on electricity swaps of $21 million, partially offset by decreased volumes of $29 million;

•	$33 million of higher coal costs due to increased generation of $18 million and higher unit costs of $15 million;

•	$7 million of lower net deferrals of incurred power costs in accordance with established adjustment mechanisms; and

•	$1 million of lower wholesale electricity revenue due to lower volumes of $27 million offset by higher average market prices of $26 million.

Operations and maintenance decreased $31 million, or 5%, for the first six months of 2013 compared to 2012 due to charges, primarily in 2012, related to the USA Power litigation and certain fire and other damage claims of $23 million and lower maintenance expense.

Depreciation and amortization increased $20 million, or 6%, for the first six months of 2013 compared to 2012 primarily due to higher plant in service and accelerated depreciation rates in Oregon for the Carbon coal-fueled generating facility expected to be retired in 2015.

Income tax expense increased $33 million, or 31%, for the first six months of 2013 compared to 2012 and the effective tax rates were 30% and 27% for 2013 and 2012, respectively. The increase in PacifiCorp's effective tax rate was primarily due to higher pre-tax book income, which reduced the effective tax rate impact of income tax benefits.

Liquidity and Capital Resources

As of June 30, 2013, PacifiCorp's total net liquidity was $998 million and the components were as follows (in millions):

Cash and cash equivalents	$119

Available unsecured revolving credit facilities(1)	1,200
Less:
Short-term debt	—
Letters of credit and tax-exempt bond support	(321)
Net revolving credit facilities available	879

Total net liquidity	$998

Unsecured revolving credit facilities:
Maturity dates	2017, 2018
Largest single bank commitment as a % of total	7%

(1)
For further discussion regarding PacifiCorp's credit facilities, refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q and Note 6 of Notes to Consolidated Financial Statements in Item 8 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2013 and 2012 were $831 million and $882 million, respectively. The $51 million decrease was primarily due to cash paid for income taxes in the current year versus cash received for income taxes in the prior year, primarily due to the effects of lower bonus depreciation, and lower REC sales, partially offset by higher collections from retail customers due to higher prices approved by regulators and increased retail customer load and lower fuel costs.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2013 and 2012 were $(512) million and $(734) million, respectively. Capital expenditures decreased $203 million and consisted of the following during the six-month periods ended June 30 and exclude amounts for non-cash equity AFUDC and other non-cash items:

2013:

•
Transmission system investments totaling $121 million, including construction costs for the 100-mile high-voltage Mona-Oquirrh ("Mona-Oquirrh") transmission line that was placed in service in May 2013 and the 170-mile single-circuit 345‑kV Sigurd-Red Butte ("Sigurd-Red Butte") transmission line expected to be placed in service in 2015.

•
The construction of the Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $80 million, which is expected to be placed in service in 2014.

•
Emissions control equipment on existing generating facilities totaling $20 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $297 million.

2012:

•	Transmission system investments totaling $179 million, including construction costs for the Mona-Oquirrh transmission line.

•	The development and construction of Lake Side 2 totaling $123 million.

•
Emissions control equipment on existing generating facilities totaling $50 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $369 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2013 were $(280) million. Uses of cash totaled $579 million and consisted substantially of $500 million for common stock dividends paid to PPW Holdings and $68 million for the repayment of long-term debt. Sources of cash totaled $299 million and consisted of proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2012 were $(88) million. Uses of cash totaled $837 million and consisted substantially of $688 million for the net repayment of short-term debt, $90 million for the repayment of long-term debt and $50 million for common stock dividends paid to PPW Holdings. Sources of cash totaled $749 million and consisted of proceeds from the issuance of long-term debt.

Long-term Debt

In June 2013, PacifiCorp issued $300 million of its 2.95% First Mortgage Bonds due June 2023. The net proceeds are being used to fund capital expenditures and for general corporate purposes, including a portion of the common stock dividend paid to PPW Holdings in June 2013.

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $550 million of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

Preferred Stock

In May 2013, PacifiCorp redeemed and canceled the remaining shares of its $100 stated value 5.00% Serial Preferred Stock at the redemption price of $100 per share plus accrued and unpaid dividends.

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

Capital Expenditures

PacifiCorp has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items, such as pollution-control technologies, replacement generation, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into PacifiCorp's rates.

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.1 billion for the year ended December 31, 2013 and include the following:

•
$265 million for transmission system investments, including projects for the Energy Gateway Transmission Expansion Program, which includes construction costs of $123 million for the Sigurd-Red Butte transmission line, $54 million for the Mona-Oquirrh transmission line that was placed in service in May 2013 and $40 million for other segments that are expected to be placed in service over the next several years, depending on siting, permitting and construction schedules.

•	$203 million for generation development projects, including $157 million for construction of Lake Side 2, which is expected to be placed in service in 2014.

•
$72 million for environmental projects, which includes emissions control equipment to meet air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of PacifiCorp's coal-fueled generating facilities, including Hunter Unit 1 and Jim Bridger Units 3 and 4.

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

Contractual Obligations

As of June 30, 2013, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012 other than the 2013 debt issuance and capital expenditure matters previously discussed.

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012, and new regulatory matters occurring in 2013.

State Regulatory Matters

Utah

In March 2013, PacifiCorp filed its annual EBA with the UPSC requesting recovery of $17 million over a two-year period for 70% of the net power costs in excess of amounts included in base rates for the period January 1, 2012 through December 31, 2012. If approved by the UPSC, the new rates will be effective November 2013.

In March 2013, PacifiCorp filed with the UPSC to return $3 million to customers through the REC balancing account. In May 2013, the UPSC issued an order approving the new rates as filed effective June 2013 on an interim basis until a final order is issued by the UPSC.

Oregon

In March 2013, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $56 million, or an average price increase of 5%. The request was reduced to $45 million, or an average price increase of 4%, as a result of the OPUC's approval of a separate tariff rider for the Mona-Oquirrh transmission line that was effective June 1, 2013. PacifiCorp's general rate case filing also included a request for a separate tariff rider for Lake Side 2. In July 2013, a multi-party stipulation was filed with the OPUC resolving all issues in the general rate case. The stipulation provides for an annual increase of $24 million, or an average price increase of 2%, effective January 2014. The stipulation also provides for the implementation of a separate tariff rider for Lake Side 2 when placed into service in mid-2014 with the ultimate costs subject to a prudence determination. In addition, the stipulation specifies that January 2016 is the earliest effective date that PacifiCorp could seek any additional increase to customers' base rates through a general rate case. The stipulation is subject to approval by the OPUC. The OPUC is expected to issue a decision no later than December 2013.

In July 2013, PacifiCorp filed a multi-party stipulation with the OPUC to implement the depreciation rates presented in PacifiCorp's most recent depreciation study filed in January 2013 with certain adjustments agreed to by all parties. The impact of the revised depreciation rates is reflected in the increase in base rates stipulated to by parties in the general rate case proceeding.

Wyoming

In March 2013, PacifiCorp filed its annual ECAM and RRA applications with the WPSC. The ECAM filing requests recovery of $18 million in deferred net power costs for the period January 1, 2012 to December 31, 2012 to be recovered over three years at $6 million per year pursuant to the settlement agreement in the 2012 ECAM case, which would result in a 1% increase in rates. The RRA filing requests a $15 million reduction in the RRA surcredit, or an increase in rates of 2%. In May 2013, the WPSC approved the ECAM and RRA on an interim basis subject to further investigation and a hearing scheduled for September 2013.

Washington

In December 2012, PacifiCorp filed for judicial review of the WUTC's August and November 2012 orders regarding proceeds from the sales of RECs on or after January 1, 2009. In February 2013, PacifiCorp, WUTC staff and intervening parties submitted a joint filing with the WUTC proposing a tracking mechanism for REC sales revenues. In March 2013, the WUTC issued a notice stating that the February 2013 joint filing failed to comply with the WUTC's orders, primarily requiring PacifiCorp and other parties to clarify the period over which amortization of historical REC revenues (revenues from January 1, 2009 through April 2, 2011) will occur. In March 2013, PacifiCorp filed a response to the WUTC notice requesting that the WUTC not require amortization of historical REC revenues until after resolution of the pending judicial review of the WUTC's orders. WUTC staff and intervening parties submitted a joint response to the WUTC notice requesting the amortization of historical REC revenues begin on May 1, 2013 and be distributed as a one-time credit or amortized over one year. No action has been taken with regard to the parties' responses to the WUTC's notice, and judicial review of the WUTC's orders remains pending.

Idaho

In February 2013, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $16 million of deferred net power costs, of which $9 million will be collected over a one-year period and the remainder collected over a three-year period. In March 2013, the IPUC approved the new rates, which became effective April 2013.

In June 2013, PacifiCorp filed a multi-party stipulation with the IPUC that would increase base rates $2 million effective January 2014, allow the deferral of any removal costs incurred associated with the retirement of the Carbon coal-fueled generating facility with timing of recovery to be determined in a future proceeding and implement depreciation rates reflected in the depreciation study that is pending IPUC approval. In addition, a resource adder to provide a means for recovery of costs associated with Lake Side 2 would be included in the ECAM effective January 2015 for $5 million annually. This deferral would continue until Lake Side 2 is included in base rates. The stipulation also specifies that January 2016 is the earliest effective date that PacifiCorp could seek any additional increase to customers' base rates. The stipulation is subject to approval by the IPUC. Hearings are scheduled for August and September 2013 with a decision expected shortly thereafter.

California

In June 2013, PacifiCorp filed for a rate increase of $1 million, or 1%, pursuant to its PTAM for major capital additions to add Mona-Oquirrh to rates. In July 2013, the CPUC approved the rate increase effective July 2013.

FERC

As a result of a 2007 multi-party settlement with the FERC regarding long-term shared usage, coordinated operation and maintenance, and planning of certain 500-kV transmission lines, PacifiCorp agreed to file a Federal Power Act Section 205 rate change filing for its system-wide transmission service rates no later than June 1, 2011. In May 2011, PacifiCorp filed its Federal Power Act Section 205 rate case seeking to modify its transmission and ancillary services rates and to adopt a formula transmission rate. In August 2011, the FERC issued an order accepting PacifiCorp's filing and allowing the proposed rates to become effective December 25, 2011, subject to refund. Billing using the new rates commenced in early 2012. The FERC established settlement proceedings to encourage the parties to reach agreement on final rates. In February 2013, agreement with the parties was reached and PacifiCorp filed a settlement agreement with the FERC resolving all issues in the transmission rate case. The settlement agreement includes modifications to the formula used to determine transmission rates. The FERC approved interim rates for real power loss factors and certain ancillary services to be effective March 1, 2013 and for a new reactive power service rate to be effective May 1, 2013. In May 2013, the FERC approved PacifiCorp's settlement agreement resolving all issues for the transmission rate case. The transmission rates will continue to be updated every June according to the formula rate process.

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

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012, but initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, and in June 2013, published a re-proposed rule to disapprove portions of the SIP and instead issue a FIP. The EPA proposed to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 3 by December 31, 2015; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 4 by December 31, 2016; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 2 by December 31, 2021; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 1 by December 31, 2022; and to approve the installation of selective catalytic reduction equipment and a baghouse at Naughton Unit 3 by December 31, 2014. However, the EPA is also taking comment on PacifiCorp's planned conversion of Naughton Unit 3 to natural gas. Until the EPA approves the natural gas conversion PacifiCorp remains under an obligation to comply with the SIP. The EPA also proposed to reject the SIP for the Wyodak facility, Naughton Units 1 and 2 and Dave Johnston Units 3 and 4; and to require within five years, the installation of selective non-catalytic reduction equipment at the Wyodak facility and Dave Johnston Unit 4, and selective catalytic reduction equipment at Naughton Units 1 and 2 and Dave Johnston Unit 3. The EPA also proposed to require the installation of low-nitrogen oxides burners and overfire air systems at Dave Johnston Units 1 and 2 by July 31, 2018. The EPA held three public hearings in June and July 2013, and the public comment period is scheduled to close August 26, 2013. The EPA is under a consent decree entered into with environmental groups to take final action on its proposed action by November 2013. In the meantime, certain groups have appealed the EPA's approval of the sulfur dioxide SIP, and PacifiCorp has intervened in that appeal.

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

A case is pending before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") with regard to a similar appeal of a FIP issued by the EPA in New Mexico. The Tenth Circuit recently issued a ruling on an appeal of a FIP issued by the EPA rejecting portions of the Oklahoma SIP, denying the state's and utility's challenge.

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

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. The April 2012 proposal exempted simple cycle combustion turbines from meeting the GHG standards. In June 2013, the President announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. Any new fossil-fueled generating facilities constructed by PacifiCorp will be required to meet the final GHG new source performance standards. The presidential memorandum also requires the EPA to propose standards or guidelines for existing and modified fossil-fueled generating facilities by June 2014, to finalize those standards or guidelines by June 2015, and to require states to submit SIPs that comply with those standards or guidelines by June 2016. Until the standards or guidelines for existing, modified or reconstructed units are proposed and finalized, the impact on PacifiCorp's existing facilities cannot be determined.

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

GHG Litigation

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiffs appealed the case to the Ninth Circuit. In September 2012, the Ninth Circuit issued its opinion affirming the Northern District of California's dismissal of the plaintiffs' complaint. The Ninth Circuit held that the Clean Air Act displaced the plaintiffs' federal common law claims. In October 2012, the plaintiffs filed a petition for a full rehearing by the Ninth Circuit, which was denied by the Ninth Circuit in November 2012. In February 2013, the plaintiffs filed a petition with the United States Supreme Court to review the Ninth Circuit's decision. In May 2013, the United States Supreme Court denied the petition.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of June 30, 2013, PacifiCorp's credit ratings for its senior secured and senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require PacifiCorp to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2013, PacifiCorp would have been required to post $208 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2012. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of June 30, 2013.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

PACIFICORP
(Registrant)

Date: August 2, 2013	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.    Description

4.1*
Twenty-Sixth Supplemental Indenture, dated as of June 1, 2013, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (Exhibit 4.1, Current Report on Form 8-K, filed June 6, 2013, File No. 1-5152).

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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

*Incorporated herein by reference.