Form 10-Q
period 2013-09-30
PACIFICORP /OR/
filed 2013-11-01
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309-2580. As of October 31, 2013, 357,060,915 shares of common stock were outstanding.

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

•
changes in economic, industry or weather conditions, as well as demographic trends, new technologies and various conservation, energy efficiency and distributed generation measures and programs, that could affect customer growth and usage, electricity supply or PacifiCorp's ability to obtain long-term contracts with customers and suppliers;

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2013, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2013 and 2012, and of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 1, 2013

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$157	$80
Accounts receivable, net	683	671
Inventories:
Materials and supplies	212	202
Fuel	257	266
Deferred income taxes	80	112
Regulatory assets	79	62
Other current assets	51	75
Total current assets	1,519	1,468

Property, plant and equipment, net	18,337	18,057
Regulatory assets	1,641	1,773
Other assets	437	430

Total assets	$21,934	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$433	$467
Income taxes payable	89	48
Accrued employee expenses	122	77
Accrued interest	98	113
Accrued property and other taxes	123	54
Current portion of long-term debt and capital lease obligations	225	267
Regulatory liabilities	63	62
Other current liabilities	201	196
Total current liabilities	1,354	1,284

Regulatory liabilities	877	851
Long-term debt and capital lease obligations	6,663	6,594
Deferred income taxes	4,266	4,168
Other long-term liabilities	1,094	1,187
Total liabilities	14,254	14,084

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	36	41
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,177	3,136
Accumulated other comprehensive loss, net	(12)	(12)
Total shareholders' equity	7,680	7,644

Total liabilities and shareholders' equity	$21,934	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Operating revenue	$1,398	$1,327	$3,845	$3,671

Operating costs and expenses:
Energy costs	530	489	1,411	1,338
Operations and maintenance	267	258	805	827
Depreciation and amortization	169	161	506	478
Taxes, other than income taxes	43	41	126	121
Total operating costs and expenses	1,009	949	2,848	2,764

Operating income	389	378	997	907

Other income (expense):
Interest expense	(96)	(94)	(286)	(284)
Allowance for borrowed funds	6	7	21	22
Allowance for equity funds	13	14	42	44
Other, net	3	2	5	4
Total other income (expense)	(74)	(71)	(218)	(214)

Income before income tax expense	315	307	779	693
Income tax expense	99	95	237	200
Net income	$216	$212	$542	$493

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance at December 31, 2011	$41	$—	$4,479	$2,801	$(9)	$7,312
Net income	—	—	—	493	—	493
Preferred stock dividends declared	—	—	—	(2)	—	(2)
Common stock dividends declared	—	—	—	(150)	—	(150)
Balance at September 30, 2012	$41	$—	$4,479	$3,142	$(9)	$7,653

Balance at December 31, 2012	$41	$—	$4,479	$3,136	$(12)	$7,644
Net income	—	—	—	542	—	542
Preferred stock dividends declared	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	(500)	—	(500)
Redemption of preferred stock	(5)	—	—	—	—	(5)
Balance at September 30, 2013	$36	$—	$4,479	$3,177	$(12)	$7,680

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$542	$493
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	506	478
Deferred income taxes and amortization of investment tax credits	123	268
Changes in regulatory assets and liabilities	(16)	(27)
Other, net	(27)	(26)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	11	(5)
Derivative collateral, net	43	56
Inventories	(1)	(37)
Income taxes, net	41	159
Accounts payable and other liabilities	75	(4)
Net cash flows from operating activities	1,297	1,355

Cash flows from investing activities:
Capital expenditures	(752)	(1,037)
Other, net	15	—
Net cash flows from investing activities	(737)	(1,037)

Cash flows from financing activities:
Proceeds from long-term debt	299	749
Repayments and redemptions of long-term debt and capital lease obligations	(272)	(91)
Net repayments of short-term debt	—	(688)
Redemption of preferred stock	(5)	—
Common stock dividends	(500)	(150)
Preferred stock dividends	(1)	(2)
Other, net	(4)	(8)
Net cash flows from financing activities	(483)	(190)

Net change in cash and cash equivalents	77	128
Cash and cash equivalents at beginning of period	80	47
Cash and cash equivalents at end of period	$157	$175

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2013 and for the three- and nine-month periods ended September 30, 2013 and 2012. The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2013.

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

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2013	2012

Property, plant and equipment	5-80 years	$24,686	$24,024
Accumulated depreciation and amortization		(7,564)	(7,222)
Net property, plant and equipment in service		17,122	16,802
Construction work-in-progress		1,215	1,255
Total property, plant and equipment, net		$18,337	$18,057

(4)	Recent Financing Transactions

In June 2013, PacifiCorp issued $300 million of its 2.95% First Mortgage Bonds due June 2023. The net proceeds were used to fund capital expenditures and for general corporate purposes, including a portion of the common stock dividend paid to PPW Holdings LLC, a direct wholly owned subsidiary of MEHC and PacifiCorp's direct parent company, in June 2013.

In March 2013, PacifiCorp replaced its $630 million unsecured revolving credit facility, which had been set to expire in July 2013, with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. As of September 30, 2013, PacifiCorp had no borrowings outstanding under this credit facility. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter. As of September 30, 2013, $270 million of letters of credit were issued under this credit agreement to support variable-rate tax-exempt bond obligations. These letters of credit were previously issued under the credit facility that was replaced.

In March 2013, PacifiCorp obtained $289 million of letters of credit to support variable-rate tax-exempt bond obligations. These letters of credit expire through March 2015 and replaced certain letters of credit previously issued under one of the revolving credit facilities.

As of December 31, 2012, PacifiCorp had $68 million of tax-exempt bond obligations with fixed interest rates, ranging from 3.90% to 4.13%, scheduled to reset to variable or fixed interest rates in June 2013. In June 2013, $17 million of these tax-exempt bond obligations were redeemed and retired prior to their scheduled 2014 maturity date. The interest rates for the remaining $51 million, with maturity dates ranging from 2014 to 2025, were reset to variable interest rates with a weighted average interest rate of 0.24% as of September 30, 2013.

(5)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Pension:
Service cost	$1	$2	$4	$6
Interest cost	14	15	41	45
Expected return on plan assets	(19)	(19)	(56)	(56)
Net amortization	12	9	36	26
Net periodic benefit cost	$8	$7	$25	$21

Other postretirement:
Service cost	$2	$2	$6	$5
Interest cost	6	7	19	21
Expected return on plan assets	(7)	(7)	(22)	(22)
Net amortization	2	1	6	3
Net periodic benefit cost	$3	$3	$9	$7

Employer contributions to the pension and other postretirement benefit plans are expected to be $64 million and $13 million, respectively, during 2013. As of September 30, 2013, $62 million and $4 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of September 30, 2013
Not designated as hedging contracts(1):
Commodity assets	$11	$2	$4	$—	$17
Commodity liabilities	(4)	—	(47)	(23)	(74)
Total	7	2	(43)	(23)	(57)

Total derivatives	7	2	(43)	(23)	(57)
Cash collateral receivable	—	—	12	—	12
Total derivatives - net basis	$7	$2	$(31)	$(23)	$(45)

As of December 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$10	$3	$18	$1	$32
Commodity liabilities	(2)	(2)	(122)	(27)	(153)
Total	8	1	(104)	(26)	(121)

Total derivatives	8	1	(104)	(26)	(121)
Cash collateral receivable	—	—	55	—	55
Total derivatives - net basis	$8	$1	$(49)	$(26)	$(66)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of September 30, 2013 and December 31, 2012, a regulatory asset of $57 million and $121 million, respectively, was recorded related to the net derivative liability of $57 million and $121 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Beginning balance	$85	$217	$121	$264
Changes in fair value recognized in regulatory assets	8	(21)	3	27
Net gains reclassified to operating revenue	8	11	7	29
Net losses reclassified to energy costs	(44)	(77)	(74)	(190)
Ending balance	$57	$130	$57	$130

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2013	2012
Electricity sales	Megawatt hours	(2)	(1)
Natural gas purchases	Decatherms	122	74
Fuel oil purchases	Gallons	19	16

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2013, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $74 million and $153 million as of September 30, 2013 and December 31, 2012, respectively, for which PacifiCorp had posted collateral of $12 million and $56 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2013 and December 31, 2012, PacifiCorp would have been required to post $53 million and $73 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2013
Assets:
Commodity derivatives	$—	$17	$—	$(8)	$9
Money market mutual funds(2)	142	—	—	—	142
	$142	$17	$—	$(8)	$151

Liabilities - Commodity derivatives	$—	$(74)	$—	$20	$(54)

As of December 31, 2012
Assets:
Commodity derivatives	$—	$32	$—	$(23)	$9
Money market mutual funds(2)	73	—	—	—	73
	$73	$32	$—	$(23)	$82

Liabilities - Commodity derivatives	$—	$(153)	$—	$78	$(75)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $12 million and $55 million as of September 30, 2013 and December 31, 2012, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

PacifiCorp's investments in money market mutual funds are accounted for as available-for-sale securities and are stated at fair value. PacifiCorp uses a readily observable quoted market price to record the fair value.

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

	As of September 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,838	$7,770	$6,806	$8,350

(8)	Commitments and Contingencies

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. PacifiCorp strongly disagrees with the jury's verdict and plans to vigorously pursue all appellate measures. The appeals are awaiting a briefing schedule to be set by the Utah Supreme Court. As of September 30, 2013, PacifiCorp had accrued $116 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

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

Purchase Obligations

In August 2013, PacifiCorp amended an existing coal supply agreement for its coal-fueled generating facilities by exercising a five-year extension period. The amended coal supply agreement results in minimum future purchases of $95 million in 2016, $96 million in 2017 and $298 million in 2018 and thereafter.

(9)	Shareholders' Equity

In May 2013, PacifiCorp redeemed and canceled the remaining shares of its $100 stated value 5.00% Serial Preferred Stock at the redemption price of $100 per share plus accrued and unpaid dividends.

In October 2013, PacifiCorp called for the redemption of all remaining outstanding redeemable shares of five of its series of preferred stock at stated redemption prices, which in aggregate total $36 million, plus accrued and unpaid dividends. The redemption and cancellation of the shares will take place in November 2013. Following this redemption, PacifiCorp will have two remaining non-redeemable preferred stock series outstanding with an aggregate stated value of $2 million.

(10)	Related-Party Transactions

Berkshire Hathaway includes MEHC and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from MEHC. For the nine-month period ended September 30, 2013, PacifiCorp made net cash payments for income taxes to MEHC totaling $69 million. For the nine-month period ended September 30, 2012, PacifiCorp received net cash payments for income taxes from MEHC totaling $210 million.

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

Results of Operations for the Third Quarter and First Nine Months of 2013 and 2012

Overview

Net income for the third quarter of 2013 was $216 million, an increase of $4 million, or 2%, as compared to 2012. Net income increased primarily due to higher retail prices approved by regulators, higher wholesale electricity revenue and higher retail customer load, partially offset by higher purchased electricity, lower REC revenue, higher operations and maintenance expense, and higher depreciation and amortization expense. Retail customer load increased 1% in the third quarter of 2013 compared to 2012 primarily due to the impacts of hotter weather and higher industrial customer usage, partially offset by lower residential and irrigation customer usage. Energy generated increased 4% in the third quarter of 2013 compared to 2012 due to higher natural gas-fueled and wind-powered generation, partially offset by lower hydroelectric generation.

Net income for the nine months of 2013 was $542 million, an increase of $49 million, or 10%, as compared to 2012. Net income increased primarily due to higher retail prices approved by regulators, lower natural gas costs, higher retail customer load and lower operations and maintenance expense, partially offset by higher purchased electricity, lower REC revenue, higher coal costs, higher income tax expense and higher depreciation and amortization expense. Retail load increased 2% in the first nine months of 2013 compared to 2012 primarily due to the impacts of hotter weather in the third quarter and colder weather in the first quarter and higher industrial and commercial customer usage, partially offset by lower residential customer usage. Energy generated increased 1% for the first nine months of 2013 compared to 2012 due to higher coal-fueled generation, partially offset by lower hydroelectric generation.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	Third Quarter				First Nine Months
	2013	2012	Change		2013	2012	Change

Gross margin (in millions):
Operating revenue	$1,398	$1,327	$71	5%	$3,845	$3,671	$174	5%
Energy costs	530	489	41	8	1,411	1,338	73	5
Gross margin	$868	$838	$30	4	$2,434	$2,333	$101	4

Sales (GWh):
Residential	4,037	4,098	(61)	(1)%	11,883	11,896	(13)	—%
Commercial	4,563	4,524	39	1	12,839	12,633	206	2
Industrial and irrigation	5,964	5,723	241	4	16,596	16,086	510	3
Other	114	126	(12)	(10)	334	334	—	—
Total retail	14,678	14,471	207	1	41,652	40,949	703	2
Wholesale	2,478	2,461	17	1	7,288	8,368	(1,080)	(13)
Total sales	17,156	16,932	224	1	48,940	49,317	(377)	(1)

Average number of retail customers (in thousands)	1,767	1,754	13	1%	1,765	1,752	13	1%

Average revenue per MWh:
Retail	$86.67	$82.64	$4.03	5%	$83.55	$79.48	$4.07	5%
Wholesale	$32.81	$29.81	$3.00	10%	$30.91	$26.15	$4.76	18%

Sources of energy (GWh)(1):
Coal	11,393	11,376	17	—%	32,637	31,429	1,208	4%
Natural gas	2,510	1,989	521	26	5,787	5,642	145	3
Hydroelectric(2)	530	629	(99)	(16)	2,458	3,230	(772)	(24)
Wind and other(2)	590	496	94	19	2,360	2,367	(7)	—
Total energy generated	15,023	14,490	533	4	43,242	42,668	574	1
Energy purchased	3,429	3,657	(228)	(6)	9,271	10,169	(898)	(9)
Total	18,452	18,147	305	2	52,513	52,837	(324)	(1)

Average cost of energy per MWh:
Energy generated(3)	$20.18	$20.99	$(0.81)	(4)%	$18.82	$19.38	$(0.56)	(3)%
Energy purchased	$58.08	$44.16	$13.92	32%	$53.19	$40.54	$12.65	31%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes the cost of fuel associated with the generating facilities and does not include other costs.

Gross margin increased $30 million, or 4%, for the third quarter of 2013 compared to 2012 primarily due to:

•	$69 million of increases substantially due to higher retail prices approved by regulators;

•	$8 million of higher wholesale electricity revenue due to higher average market prices;

•
$7 million of higher retail customer load due to the impacts of hotter weather on residential and commercial customer load and higher industrial customer usage primarily in the eastern portion of PacifiCorp’s service territory, partially offset by lower residential and irrigation customer usage; and

•	$7 million of lower natural gas costs due to lower average unit costs, partially offset by increased generation.

The increase in gross margin was partially offset by:

•	$38 million of higher purchased electricity due to higher average market prices, partially offset by decreased volumes;

•	$14 million of lower REC revenue;

•	$6 million of higher coal costs; and

•	$5 million of lower net deferrals of incurred power costs in accordance with established adjustment mechanisms.

Operations and maintenance increased $9 million, or 3%, for the third quarter of 2013 compared to 2012 in part due to charges related to certain fire and other damage claims.

Depreciation and amortization increased $8 million, or 5%, for the third quarter of 2013 compared to 2012 due to higher plant in-service and accelerated depreciation rates for Oregon's share of the Carbon coal-fueled generating facility ("Carbon Facility") expected to be retired in 2015.

Gross margin increased $101 million, or 4%, for the first nine months of 2013 compared to 2012 primarily due to:

•	$183 million of increases substantially due to higher retail prices approved by regulators;

•	$52 million of lower natural gas costs due to lower average unit costs, partially offset by increased generation;

•
$42 million of higher retail customer load due to the impacts of hotter weather in the third quarter of 2013 and colder weather in the first quarter of 2013 on residential and commercial customer load, higher industrial customer usage primarily in the eastern portion of PacifiCorp’s service territory, an increase in the average number of residential customers and higher commercial customer usage, partially offset by lower residential customer usage; and

•	$7 million of higher wholesale electricity revenue due to higher average market prices, partially offset by lower volumes.

The increase in gross margin was partially offset by:

•	$81 million of higher purchased electricity due to higher average market prices and lower gains on electricity swaps, partially offset by decreased volumes;

•	$60 million of lower REC revenue;

•	$39 million of higher coal costs due to increased generation and higher unit costs; and

•	$12 million of lower net deferrals of incurred power costs in accordance with established adjustment mechanisms.

Operations and maintenance decreased $22 million, or 3%, for the first nine months of 2013 compared to 2012 due to lower charges for certain litigation, fire and other damage claims and lower maintenance expense.

Depreciation and amortization increased $28 million, or 6%, for the first nine months of 2013 compared to 2012 primarily due to higher plant in-service and accelerated depreciation rates for Oregon's share of the Carbon Facility.

Income tax expense increased $37 million, or 19%, for the first nine months of 2013 compared to 2012 and the effective tax rates were 30% and 29%, respectively. The increase in PacifiCorp’s effective tax rate was primarily due to changes in unrecognized tax benefits in the prior period.

Liquidity and Capital Resources

As of September 30, 2013, PacifiCorp's total net liquidity was $1.036 billion as follows (in millions):

Cash and cash equivalents	$157

Available unsecured revolving credit facilities(1)	1,200
Less:
Short-term debt	—
Letters of credit and tax-exempt bond support	(321)
Net revolving credit facilities available	879

Total net liquidity	$1,036

Unsecured revolving credit facilities:
Maturity dates	2017, 2018
Largest single bank commitment as a % of total	7%

(1)
For further discussion regarding PacifiCorp's credit facilities, refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q and Note 6 of Notes to Consolidated Financial Statements in Item 8 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2013 and 2012 were $1.297 billion and $1.355 billion, respectively. The $58 million decrease was primarily due to cash paid for income taxes in the current year versus cash received for income taxes in the prior year primarily due to the effects of lower bonus depreciation in 2013, higher purchased electricity prices and lower REC sales, partially offset by higher collections from retail customers due to higher prices approved by regulators and increased retail customer load and lower fuel payments.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2013 and 2012 were $(737) million and $(1.037) billion, respectively. Capital expenditures decreased $285 million and consisted of the following during the nine-month periods ended September 30 and exclude amounts for non-cash equity AFUDC and other non-cash items:

2013:

•
Transmission system investments totaling $181 million, including construction costs for the 170-mile single-circuit 345-kV Sigurd-Red Butte ("Sigurd-Red Butte") transmission line expected to be placed in-service in 2015 and the 100-mile high-voltage Mona-Oquirrh ("Mona-Oquirrh") transmission line that was placed in-service in May 2013.

•
The construction of the Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $116 million, which is expected to be placed in-service in 2014.

•
Emissions control equipment on existing generating facilities totaling $31 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure totaling $424 million.

2012:

•	Transmission system investments totaling $250 million, including construction costs for the Mona-Oquirrh transmission line.

•	The development and construction of Lake Side 2 totaling $177 million.

•
Emissions control equipment on existing generating facilities totaling $66 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure totaling $544 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2013 were $(483) million. Uses of cash totaled $782 million and consisted substantially of $500 million for common stock dividends paid to PPW Holdings and $268 million for the repayment of long-term debt. Sources of cash totaled $299 million and consisted of proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the nine-month period ended September 30, 2012 were $(190) million. Uses of cash totaled $939 million and consisted substantially of $688 million for the net repayment of short-term debt, $150 million for common stock dividends paid to PPW Holdings and $90 million for the repayment of long-term debt. Sources of cash totaled $749 million and consisted of proceeds from the issuance of long-term debt.

Long-term Debt

In June 2013, PacifiCorp issued $300 million of its 2.95% First Mortgage Bonds due June 2023. The net proceeds were used to fund capital expenditures and for general corporate purposes, including a portion of the common stock dividend paid to PPW Holdings, in June 2013.

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

In October 2013, PacifiCorp called for the redemption of all remaining outstanding redeemable shares of five of its series of preferred stock at stated redemption prices, which in aggregate total $36 million, plus accrued and unpaid dividends. The redemption and cancellation of the shares will take place in November 2013. Following this redemption, PacifiCorp will have two remaining non-redeemable preferred stock series outstanding with an aggregate stated value of $2 million.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.1 billion for the year ended December 31, 2013 and include the following:

•
$247 million for transmission system investments, including projects for the Energy Gateway Transmission Expansion Program, which includes construction costs of $104 million for the Sigurd-Red Butte transmission line, $54 million for the Mona-Oquirrh transmission line that was placed in-service in May 2013 and $41 million for other segments that are expected to be placed in-service over the next several years, depending on siting, permitting and construction schedules.

•	$157 million for construction of Lake Side 2, which is expected to be placed in-service in 2014.

•
$68 million for environmental projects, which includes emissions control equipment to meet air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of PacifiCorp's coal-fueled generating facilities, including Hunter Unit 1 and Jim Bridger Units 3 and 4.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

In April 2013, PacifiCorp filed its 2013 IRP with the state commissions. In September 2013, the WPSC accepted the 2013 IRP into its files and the IPUC acknowledged the 2013 IRP. PacifiCorp is awaiting acknowledgment of the 2013 IRP from the UPSC, the OPUC and the WUTC.

Contractual Obligations

As of September 30, 2013, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012 other than the 2013 debt issuance and capital expenditure matters previously discussed.

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012, and new regulatory matters occurring in 2013.

State Regulatory Matters

Utah

In March 2013, PacifiCorp filed its annual EBA with the UPSC requesting recovery of $17 million in deferred net power costs for the period January 1, 2012 through December 31, 2012 over a two-year period. In September 2013, PacifiCorp filed a stipulation with the UPSC providing for recovery of $15 million over a two-year period. In October 2013, the UPSC approved the stipulation with the new rates effective November 2013.

In March 2013, PacifiCorp filed with the UPSC to return $3 million to customers through the REC balancing account. In May 2013, the UPSC issued an order approving the new rates as filed effective June 2013 on an interim basis. In August 2013, the UPSC issued a final order approving the interim rates as final.

Oregon

In March 2013, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $56 million, or an average price increase of 5%. The request was reduced to $45 million, or an average price increase of 4%, as a result of the OPUC's approval of a separate tariff rider for the Mona-Oquirrh transmission line that was effective June 1, 2013. PacifiCorp's general rate case filing also included a request for a separate tariff rider for Lake Side 2. In July 2013, a multi-party stipulation was filed with the OPUC resolving all issues in the general rate case. The stipulation provides for an annual increase of $24 million, or an average price increase of 2%, which includes the impact of the revised depreciation rates. Refer to "Depreciation Rate Study" for discussion of the depreciation rate impacts. The stipulation also provides for the implementation of a separate tariff rider for Lake Side 2 when placed into service in mid-2014 with the final costs subject to a prudence determination. In addition, the stipulation specifies that January 2016 is the earliest effective date that PacifiCorp could seek an increase to customers' base rates through a general rate case. If the stipulation is approved by the OPUC, the new rates will be effective January 2014. The OPUC is expected to issue a decision no later than December 2013.

In March 2013, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual decrease of $1 million in anticipation of net power costs forecasted for calendar year 2014. In October 2013, the OPUC approved the TAM, with certain adjustments and subject to net power costs updates in November 2013. The new rates will become effective January 2014.

Wyoming

In March 2013, PacifiCorp filed its annual ECAM and RRA applications with the WPSC. The ECAM filing requested recovery of $18 million in deferred net power costs for the period January 1, 2012 to December 31, 2012 to be recovered over three years at $6 million per year pursuant to the settlement agreement in the 2012 ECAM case, which would result in a 1% increase in rates. The RRA filing requested a $15 million reduction in the RRA surcredit, or an increase in rates of 2%, to be recovered over one year. In May 2013, the WPSC approved the requested adjustments to rates on an interim basis subject to further investigation and hearing. In August 2013, PacifiCorp filed a stipulation with the WPSC in which the parties agreed to recovery of $17 million in deferred net power costs over three years and a $15 million reduction in the RRA surcredit. In September 2013, the WPSC approved the stipulation with the new rates effective November 2013.

Washington

In December 2012, PacifiCorp filed for judicial review of the WUTC's August and November 2012 orders regarding proceeds from the sales of RECs on or after January 1, 2009. In February 2013, PacifiCorp, WUTC staff and intervening parties submitted a joint filing with the WUTC proposing a tracking mechanism for REC sales revenues. In March 2013, the WUTC issued a notice stating that the February 2013 joint filing failed to comply with the WUTC's orders, primarily requiring PacifiCorp and other parties to clarify the period over which amortization of historical REC revenues (revenues from January 1, 2009 through April 2, 2011) would occur. In March 2013, PacifiCorp filed a response to the WUTC notice requesting that the WUTC not require amortization of historical REC revenues until after resolution of the pending judicial review of the WUTC's orders. WUTC staff and intervening parties submitted a joint response to the WUTC notice requesting the amortization of historical REC revenues begin on May 1, 2013 and be distributed as a one-time credit or amortized over one year. No action has been taken with regard to the parties' responses to the WUTC's notice. PacifiCorp is seeking judicial review of the WUTC's orders and in October 2013, filed its opening brief with the Washington State Court of Appeals.

In January 2013, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $43 million, or an average price increase of 14%. The requested increase includes the impacts associated with investments in PacifiCorp's facilities since the last general rate case filing, projected increases in net power costs and revised depreciation rates. In August 2013, PacifiCorp submitted rebuttal testimony reducing the requested increase to $37 million, or an average price increase of 12%. The WUTC is expected to issue a final decision by December 2013.

Idaho

In February 2013, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $16 million of deferred net power costs, of which $9 million will be collected over a one-year period and the remainder collected over a three-year period. In March 2013, the IPUC approved the new rates, which became effective April 2013.

In June 2013, PacifiCorp filed a multi-party stipulation with the IPUC that would increase base rates $2 million effective January 2014 and approve the deferral of any removal costs incurred associated with the retirement of the Carbon Facility and any incremental depreciation expense associated with the revised depreciation rates reflected in the depreciation rate study, with timing of recovery to be determined in a future proceeding. Refer to "Depreciation Rate Study" for discussion of the depreciation rate impacts. In addition, a resource adder to provide a means for recovery of costs associated with Lake Side 2 would be included in the ECAM effective January 2015 for an estimated $5 million annually. This deferral would continue until Lake Side 2 is included in base rates. The stipulation also specifies that January 2016 is the earliest effective date that PacifiCorp could seek an increase to customers' base rates. In October 2013, the IPUC approved the stipulation.

California

In June 2013, PacifiCorp filed for a rate increase of $1 million, or 1%, pursuant to its PTAM for major capital additions to add Mona-Oquirrh to rates. In July 2013, the CPUC approved the rate increase effective July 2013.

In October 2013, PacifiCorp filed its annual PTAM attrition adjustment with the CPUC requesting an increase of $1 million, or an average price increase of 1%. If approved by the CPUC, the new rates will be effective January 2014.

Depreciation Rate Study

In January 2013, PacifiCorp filed applications for depreciation rate changes with the UPSC, the OPUC, the WPSC, the WUTC and the IPUC based on PacifiCorp's most recent depreciation study. In September 2013, the OPUC issued an order approving a multi-party stipulation to implement revised depreciation rates that will result in an annual increase in depreciation expense of $30 million in Oregon. To the extent depreciation rates for other than coal-fueled generating facilities agreed to in PacifiCorp's other state jurisdictions are lower than those approved in the Oregon order, PacifiCorp will be required to defer any excess revenue collected from Oregon customers until such time that customer rates are adjusted in a future proceeding. In Oregon, PacifiCorp is currently recovering costs associated with the Carbon Facility through 2015. In August and September 2013, PacifiCorp filed all-party stipulations with the UPSC, the WPSC and the IPUC that would result in an annual increase in depreciation expense of $10 million in Utah, $10 million in Wyoming and $2 million in Idaho, including deferrals related to the Carbon Facility. In September and October 2013, the UPSC and WPSC approved the stipulation.

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

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012, but initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, and in June 2013, published a re-proposed rule to disapprove portions of the SIP and instead issue a FIP. The EPA proposed to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 3 by December 31, 2015; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 4 by December 31, 2016; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 2 by December 31, 2021; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 1 by December 31, 2022; and to approve the installation of selective catalytic reduction equipment and a baghouse at Naughton Unit 3 by December 31, 2014. However, the EPA accepted comments on PacifiCorp's planned conversion of Naughton Unit 3 to natural gas. Until the EPA approves the natural gas conversion, PacifiCorp remains under an obligation to comply with the SIP. The EPA also proposed to reject the SIP for the Wyodak facility, Naughton Units 1 and 2 and Dave Johnston Units 3 and 4; and to require within five years, the installation of selective non-catalytic reduction equipment at the Wyodak facility and Dave Johnston Unit 4, and selective catalytic reduction equipment at Naughton Units 1 and 2 and Dave Johnston Unit 3. The EPA also proposed to require the installation of low-nitrogen oxides burners and overfire air systems at Dave Johnston Units 1 and 2 by July 31, 2018. The EPA held three public hearings in June and July 2013, and the public comment period closed August 26, 2013. The EPA is under a consent decree entered into with environmental groups to take final action on its proposed action by November 2013. In the meantime, certain groups have appealed the EPA's approval of the sulfur dioxide SIP, and PacifiCorp has intervened in that appeal.

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

A case is pending before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") with regard to a similar appeal of a FIP issued by the EPA in New Mexico. A three-judge panel of the Tenth Circuit issued a ruling on an appeal of a FIP issued by the EPA rejecting portions of the Oklahoma SIP, denying the state's and utility's challenge. In September 2013, the state and utility filed petitions for review by the full court of the Tenth Circuit's decision in the Oklahoma case. Legal challenges of the EPA's final action on the Utah or Wyoming FIP would be filed in the Tenth Circuit. The United States Court of Appeals for the Eighth Circuit ("Eighth Circuit") recently issued a ruling on an appeal of a FIP issued by the EPA rejecting portions of the North Dakota SIP. The Eighth Circuit denied the state's and utilities' challenge in certain respects, but vacated and remanded a portion of the EPA's action relating to the EPA's refusal to take into consideration any existing pollution control technology in use at the source when it issued its FIP. PacifiCorp has raised similar concerns regarding the existing controls in use at the source to the EPA in the issuance of its Wyoming FIP and has filed comments relating to the Eighth Circuit decision with the EPA.

Until the EPA takes final action in each state and decisions have been made on each appeal, PacifiCorp cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

Climate Change

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. In June 2013, the President announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. Rather than re-propose the April 2012 proposal, the EPA issued a new proposal. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considers the size of the unit and the electricity sent to the grid from the unit, establishing a standard of 1,000 to 1,100 pounds of carbon dioxide per MWh. The standard proposed for coal-fueled generating facilities is 1,100 pounds of carbon dioxide per MWh on an annual basis or 1,000 to 1,050 pounds of carbon dioxide per MWh averaged over a seven-year period, both of which would require partial carbon capture and sequestration. The proposed standards have not yet been published in the Federal Register; once they are published, a 60-day public comment period will commence prior to the EPA finalizing the standard. Any new fossil-fueled generating facilities constructed by PacifiCorp will be required to meet the final GHG new source performance standards.

In addition to requiring the EPA to re-propose standards for new fossil-fueled sources, the presidential memorandum requires the EPA to propose standards or guidelines for existing and modified fossil-fueled generating facilities by June 2014, to finalize those standards or guidelines by June 2015, and to require states to submit SIPs that comply with those standards or guidelines by June 2016. The EPA has scheduled listening sessions in its regional offices during October and November 2013 to gather pre-rulemaking input into the existing source standards or guidelines and has issued a five-page framing document to gather stakeholder feedback. Until the standards or guidelines for existing, modified or reconstructed units are proposed and finalized, the impact on PacifiCorp's existing facilities cannot be determined.

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

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of September 30, 2013, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2013, PacifiCorp would have been required to post $216 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2012. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2012. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of September 30, 2013.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

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

PACIFICORP
(Registrant)

Date: November 1, 2013	/s/ Douglas K. Stuver
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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.