Form 10-K
period 2013-12-31
PACIFICORP /OR/
filed 2014-03-03
CIK 75594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.
1-5152	PACIFICORP	93-0246090
(An Oregon Corporation)
825 N.E. Multnomah Street
Portland, Oregon 97232
503-813-5608

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐ No ☒

All shares of outstanding common stock of PacifiCorp are indirectly owned by MidAmerican Energy Holdings Company, 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580. As of January 31, 2014, 357,060,915 shares of common stock were outstanding.

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon PacifiCorp's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of PacifiCorp and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

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

•
hydroelectric conditions and the cost, feasibility and eventual outcome of hydroelectric relicensing proceedings that could have a significant impact on generating capacity and cost and PacifiCorp's ability to generate electricity;

•
the effects of catastrophic and other unforeseen events, which may be caused by factors beyond PacifiCorp's control or by a breakdown or failure of PacifiCorp's operating assets, including storms, floods, fires, earthquakes, explosions, landslides, mining accidents, litigation, wars, terrorism and embargoes;

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

General

PacifiCorp is a United States regulated, vertically integrated electric utility company serving 1.8 million retail customers, including residential, commercial, industrial, irrigation and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, 74 thermal, hydroelectric, wind-powered and geothermal generating facilities, with a net owned capacity of 10,595 MW. PacifiCorp owns, or has interests in, electric transmission and distribution assets, and transmits electricity through approximately 16,300 miles of transmission lines. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants to balance and optimize the economic benefits of electricity generation, retail customer loads and existing wholesale transactions. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of MEHC, a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway. MEHC controls substantially all of PacifiCorp's voting securities, which include both common and preferred stock.

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

PacifiCorp seeks to manage growth in its customer demand through the construction and purchase of cost-effective, environmentally prudent and efficient sources of electricity supply and through demand response and energy efficiency programs. During 2011, PacifiCorp began construction of the 645-MW Lake Side 2 combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2"), which is expected to be placed in service in mid-2014, to help meet future retail load growth and replace supply provided by wholesale contracts that are expiring or for which the level of supply has been reduced. PacifiCorp continues to invest in its transmission system to improve system reliability, integrate and access generation resources, reduce transmission system constraints and address customer load growth. PacifiCorp is also working with the California Independent System Operator Corporation ("California ISO") to create a real-time energy imbalance market in the West to, among other things, enhance reliability, improve the dispatch of resources across the region and more effectively integrate renewable resources.

Employees

As of December 31, 2013, PacifiCorp had approximately 6,000 employees, of which approximately 3,400 were covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Boilermakers and the United Mine Workers of America.

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

PacifiCorp's operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The average term of the franchise agreements is approximately 28 years, although their terms range from five years to indefinite. Several of these franchise agreements allow the municipality the right to seek amendment to the franchise agreement at a specified time during the term. PacifiCorp generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electric service to those customers.

The GWh and percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2013		2012		2011

Utah	24,510	44%	23,930	44%	23,245	43%
Oregon	13,090	24	12,779	23	13,014	24
Wyoming	9,554	17	9,498	17	9,793	18
Washington	4,093	7	4,042	7	4,006	7
Idaho	3,621	7	3,518	7	3,440	6
California	795	1	782	2	809	2
	55,663	100%	54,549	100%	54,307	100%

The following map highlights PacifiCorp's retail service territories, generating facility locations, coal mines in which PacifiCorp has an interest and PacifiCorp's primary transmission lines as of December 31, 2013. PacifiCorp's generating facilities are interconnected through PacifiCorp's own transmission lines or by contract through transmission lines owned by others.

(a)	Access to other entities' transmission lines through wheeling arrangements.

Customers

Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2013		2012		2011
GWh sold:
Residential	16,339	25%	15,968	24%	16,046	25%
Commercial	17,057	26	16,829	25	16,489	25
Industrial and irrigation	21,832	33	21,317	32	21,229	32
Other	435	1	435	1	543	1
Total retail	55,663	85	54,549	82	54,307	83
Wholesale	10,206	15	11,870	18	10,767	17
Total GWh sold	65,869	100%	66,419	100%	65,074	100%

Average number of retail customers (in thousands):
Residential	1,522	86%	1,504	86%	1,483	85%
Commercial	208	12	212	12	221	13
Industrial and irrigation	34	2	34	2	34	2
Other	3	—	4	—	4	—
Total	1,767	100%	1,754	100%	1,742	100%

Retail customers:
Average usage per customer (kilowatt hours)	31,501		31,100		31,175
Average revenue per customer	$2,627		$2,455		$2,331
Revenue per kilowatt hour	8.3¢		7.9¢		7.5¢

Customer Usage and Seasonality

Changes in economic and weather conditions, as well as various conservation, energy efficiency and customer self-generation measures and programs, impact customer usage. In the eastern side of PacifiCorp's service territory, customer usage levels increased during 2012 and 2013 due to favorable weather and improved economic conditions. In the western side of PacifiCorp's service territory, declining usage levels due to the effects of economic conditions began to stabilize in 2012 and improved in 2013. Customer usage levels in the western side of PacifiCorp's service territory also increased in 2013 due to favorable weather. Certain large industrial customers with generation capabilities began to self-generate in 2012 resulting in lower industrial customer usage across PacifiCorp's service territories. However, the impact of improved economic conditions on industrial customer usage in 2013 more than offset the impact of industrial customer self-generation.

The annual hourly peak customer demand, which represents the highest demand on a given day and at a given hour, is typically highest in the summer across PacifiCorp's service territory when air conditioning and irrigation systems are heavily used. The service territory also has a winter peak, which is primarily due to heating requirements in the western portion of PacifiCorp's service territory. During 2013, PacifiCorp's peak demand was 10,507 MW in the summer and 9,451 MW in the winter.

Generating Facilities and Fuel Supply
PacifiCorp is required to have resources available to continuously meet its customer needs. The percentage of PacifiCorp's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages, fuel commodity prices, fuel transportation costs, weather, environmental considerations, transmission constraints, and wholesale market prices of electricity. PacifiCorp evaluates these factors continuously in order to facilitate economical dispatch of its generating facilities. When factors for one energy source are less favorable, PacifiCorp must place more reliance on other energy sources. For example, PacifiCorp can generate more electricity using its low cost hydroelectric and wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with hydroelectric and wind resources are less favorable, PacifiCorp increases its reliance on coal- and natural gas-fueled generation or purchased electricity.

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

PacifiCorp manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives, including forwards, options, swaps and other agreements. Refer to "General Regulation" in Item 1 of this Form 10-K for a discussion of energy cost recovery by jurisdiction and Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

PacifiCorp has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding PacifiCorp's owned generating facilities as of December 31, 2013:

Generating Facility	Location	Energy Source	Installed	Facility Net Capacity (MW)(1)	Net Owned Capacity (MW)(1)
COAL:
Jim Bridger Nos. 1, 2, 3 and 4	Rock Springs, WY	Coal	1974-1979	2,111	1,407
Hunter Nos. 1, 2 and 3	Castle Dale, UT	Coal	1978-1983	1,363	1,158
Huntington Nos. 1 and 2	Huntington, UT	Coal	1974-1977	909	909
Dave Johnston Nos. 1, 2, 3 and 4	Glenrock, WY	Coal	1959-1972	762	762
Naughton Nos. 1, 2 and 3 (2)	Kemmerer, WY	Coal	1963-1971	687	687
Cholla No. 4	Joseph City, AZ	Coal	1981	395	395
Wyodak No. 1	Gillette, WY	Coal	1978	335	268
Carbon Nos. 1 and 2 (3)	Castle Gate, UT	Coal	1954-1957	172	172
Craig Nos. 1 and 2	Craig, CO	Coal	1979-1980	863	166
Colstrip Nos. 3 and 4	Colstrip, MT	Coal	1984-1986	1,480	148
Hayden Nos. 1 and 2	Hayden, CO	Coal	1965-1976	446	78
				9,523	6,150
NATURAL GAS:
Lake Side	Vineyard, UT	Natural gas/steam	2007	558	558
Currant Creek	Mona, UT	Natural gas/steam	2005-2006	550	550
Chehalis	Chehalis, WA	Natural gas/steam	2003	518	518
Hermiston	Hermiston, OR	Natural gas/steam	1996	474	237
Gadsby Steam	Salt Lake City, UT	Natural gas	1951-1955	238	238
Gadsby Peakers	Salt Lake City, UT	Natural gas	2002	120	120
				2,458	2,221
HYDROELECTRIC: (4)
Lewis River System (5)	WA	Hydroelectric	1931-1958	578	578
North Umpqua River System (6)	OR	Hydroelectric	1950-1956	204	204
Klamath River System (7)	CA, OR	Hydroelectric	1903-1962	170	170
Bear River System (8)	ID, UT	Hydroelectric	1908-1984	105	105
Rogue River System (9)	OR	Hydroelectric	1912-1957	52	52
Minor hydroelectric facilities	Various	Hydroelectric	1895-1986	36	36
				1,145	1,145
WIND: (4)
Marengo	Dayton, WA	Wind	2007	140	140
Dunlap Ranch I	Medicine Bow, WY	Wind	2010	111	111
Leaning Juniper 1	Arlington, OR	Wind	2006	101	101
High Plains	McFadden, WY	Wind	2009	99	99
Rolling Hills	Glenrock, WY	Wind	2009	99	99
Glenrock	Glenrock, WY	Wind	2008	99	99
Seven Mile Hill	Medicine Bow, WY	Wind	2008	99	99
Goodnoe Hills	Goldendale, WA	Wind	2008	94	94
Marengo II	Dayton, WA	Wind	2008	70	70
Foote Creek	Arlington, WY	Wind	1999	41	32
Glenrock III	Glenrock, WY	Wind	2009	39	39
McFadden Ridge I	McFadden, WY	Wind	2009	28	28
Seven Mile Hill II	Medicine Bow, WY	Wind	2008	20	20
				1,040	1,031
OTHER: (4)
Blundell	Milford, UT	Geothermal	1984, 2007	34	34
Camas Co-Gen	Camas, WA	Black liquor	1996	14	14
				48	48
Total available generating capacity				14,214	10,595
PROJECTS UNDER CONSTRUCTION: (10)
Lake Side 2	Vineyard, UT	Natural gas/steam		645	645
				14,859	11,240

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

(2)	PacifiCorp currently plans to convert Naughton Unit No. 3 (330 MWs) to a natural gas-fueled unit. Refer to "Environmental Laws and Regulations" in Item 7 of this Form 10-K for further discussion.

(3)
PacifiCorp currently anticipates retiring the Carbon coal-fueled generating facility ("Carbon Facility") in early 2015. Refer to "Environmental Laws and Regulations" in Item 7 of this Form 10-K for further discussion.

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

(9)
The license is valid through December 2018 for Prospect No. 3 and through March 2038 for the Prospect Nos. 1, 2 and 4 hydroelectric generating facilities. In 2013, PacifiCorp began the relicensing process for Prospect No. 3 pursuant to the FERC Integrated Licensing Process.

(10)	Facility Net Capacity and Net Owned Capacity for projects under construction each represent the estimated capability.
The following table shows the percentages of PacifiCorp's total energy supplied by energy source for the years ended December 31:

	2013	2012	2011

Coal	62%	60%	59%
Natural gas	12	10	9
Hydroelectric (1)	4	6	7
Wind and other (1)	5	5	5
Total energy generated	83	81	80
Energy purchased - short-term contracts and other	9	12	12
Energy purchased - long-term contracts	8	7	8
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

Coal

PacifiCorp has interests in coal mines that support its coal-fueled generating facilities and operates the Deer Creek, Bridger surface and Bridger underground coal mines. These mines supplied 31%, 30% and 28% of PacifiCorp's total coal requirements during the years ended December 31, 2013, 2012 and 2011, respectively. The remaining coal requirements are acquired through long- and short-term third-party contracts. PacifiCorp also operates the Cottonwood Preparatory Plant and Wyodak Coal Crushing Facility. PacifiCorp's mines are located adjacent to certain of its coal-fueled generating facilities, which significantly reduces overall transportation costs. Most of PacifiCorp's coal reserves are held pursuant to leases through the federal Bureau of Land Management and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended only with the consent of the lessor and require payment of rents and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities.

Coal reserve estimates are subject to adjustment as a result of the development of additional engineering and geological data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves. Recoverable coal reserves of operating mines as of December 31, 2013, based on recent engineering studies, were as follows (in millions):

Coal Mine	Location	Generating Facility Served	Mining Method	Recoverable Tons

Bridger	Rock Springs, WY	Jim Bridger	Surface	29	(1)
Bridger	Rock Springs, WY	Jim Bridger	Underground	38	(1)
Deer Creek	Huntington, UT	Huntington, Hunter and Carbon	Underground	15	(2)
Trapper	Craig, CO	Craig	Surface	6	(3)
				88

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

For surface mine operations, PacifiCorp removes the overburden with heavy earth-moving equipment, such as draglines and power shovels. Once exposed, PacifiCorp drills, fractures and systematically removes the coal using haul trucks or conveyors to transport the coal to the associated generating facility. PacifiCorp reclaims disturbed areas as part of its normal mining activities. After final coal removal, draglines, power shovels, excavators or loaders are used to backfill the remaining pits with the overburden removed during the coal uncovering process. Once the overburden and topsoil have been replaced, vegetation is re-established, and other improvements are made that have local community and environmental benefits.

For underground mine operations, a longwall is used as a mechanical shearer to extract coal from long rectangular blocks of medium to thick seams that are initially developed by the use of continuous miner machines. In longwall mining, hydraulically powered supports temporarily hold up the roof of the mine while a rotating drum mechanically advances across the face of the coal seam, cutting the coal from the face. Chain conveyors then move the loosened coal to an underground mine conveyor system for delivery to the surface. Once coal is extracted from an area, the roof is allowed to collapse in a controlled fashion.

In June 2011, Fossil Rock Fuels, LLC, a wholly owned subsidiary of PacifiCorp, acquired the Cottonwood coal reserve lease in Emery County Utah. The coal lease contains an estimated 47 million tons of recoverable coal available to supply PacifiCorp's coal-fueled generating facilities in Utah in the future.

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

PacifiCorp enters into forward natural gas purchases at fixed or indexed market prices. PacifiCorp purchases natural gas in the spot market with both fixed and indexed market prices for physical delivery to fulfill any fuel requirements not already satisfied through forward purchases of natural gas and sells natural gas in the spot market for the disposition of any excess supply if the forecasted requirements of its natural gas-fueled generating facilities decrease. PacifiCorp also utilizes financial swap contracts to mitigate price risk associated with its forecasted fuel requirements.

Hydroelectric

The amount of electricity PacifiCorp is able to generate from its hydroelectric facilities depends on a number of factors, including snowpack in the mountains upstream of its hydroelectric facilities, reservoir storage, precipitation in its watersheds, generating unit availability and restrictions imposed by oversight bodies due to competing water management objectives.

PacifiCorp operates the majority of its hydroelectric generating portfolio under long-term licenses. The FERC regulates 98% of the net capacity of this portfolio through 15 individual licenses, which have terms of 30 to 50 years. A portion of this portfolio is licensed under the Oregon Hydroelectric Act. For further discussion of PacifiCorp's hydroelectric relicensing activities, including updated information regarding the Klamath River hydroelectric system, refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Wind and Other Renewable Resources

PacifiCorp has pursued additional renewable resources as a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Renewable resources have low to no emissions and require little or no fossil fuel. PacifiCorp's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in service. Production tax credits for PacifiCorp's currently eligible wind-powered generating facilities will begin expiring in 2016, with final expiration in 2020.

Wholesale Activities

PacifiCorp purchases and sells electricity in the wholesale markets as needed to balance its generation and purchase commitments with its retail load and wholesale sales obligations. PacifiCorp may also purchase electricity in the wholesale markets when it is more economical than generating electricity from its own facilities and may sell surplus electricity in the wholesale markets when it can do so economically. When prudent, PacifiCorp enters into financial swap contracts and forward electricity sales and purchases for physical delivery at fixed prices to reduce its exposure to electricity price volatility.

Transmission and Distribution

PacifiCorp operates one balancing authority area in the western portion of its service territory and one balancing authority area in the eastern portion of its service territory. A balancing authority area is a geographic area with transmission systems that control generation to maintain schedules with other balancing authority areas and ensure reliable operations. In operating the balancing authority areas, PacifiCorp is responsible for continuously balancing electricity supply and demand by dispatching generating resources and interchange transactions so that generation internal to the balancing authority area, plus net imported power, matches customer loads. PacifiCorp is currently working with the California ISO to create a real-time energy imbalance market as described below. Deliveries of energy over PacifiCorp's transmission system are scheduled in accordance with FERC requirements.

PacifiCorp's transmission system is part of the Western Interconnection, the regional grid in the Western United States. The Western Interconnection includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. The map under "Retail Service Territories" above shows PacifiCorp's primary transmission system.

As of December 31, 2013, PacifiCorp owned, or participated in, a transmission system consisting of approximately:

Operating Nominal Voltage
(in kilovolts)
Transmission Lines	Miles(1)
500	700
345	2,500
230	3,300
161	300
138	2,200
46 to 115	7,300
16,300

(1)	Includes PacifiCorp's share of jointly owned lines.

PacifiCorp's transmission and distribution system included approximately 900 substations as of December 31, 2013. PacifiCorp's transmission system, together with contractual rights on other transmission systems, enables PacifiCorp to integrate and access generation resources to meet its customer load requirements.

PacifiCorp's Energy Gateway Transmission Expansion Program represents plans to build approximately 2,000 miles of new high-voltage transmission lines, with an estimated cost exceeding $6 billion, primarily in Wyoming, Utah, Idaho and Oregon. The $6 billion estimated cost includes: (a) the 345-kV Populus to Terminal transmission line placed in service in 2010; (b) the 100-mile high-voltage transmission line between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley placed in service in 2013; (c) the 345-kV transmission line being built between the Sigurd Substation in central Utah and the Red Butte Substation in southwest Utah expected to be placed in service in 2015; and (d) other segments that are expected to be placed in service over the next several years, depending on siting, permitting and construction schedules. The transmission line segments are intended to: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area. Proposed transmission line segments are re-evaluated to ensure optimal benefits and timing before committing to move forward with permitting and construction. Through December 31, 2013, $1.6 billion had been spent and $1.3 billion, including AFUDC, had been placed in service.

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

•	Under or over private property as a result of easements obtained primarily from the title holder of record; or

•	Under or over Native American reservations under grant of easement by the United States Secretary of Interior or lease by Native American tribes.
It is possible that some of the easements and the property over which the easements were granted may have title defects or may be subject to mortgages or liens existing at the time the easements were acquired.

Energy Imbalance Market

PacifiCorp and the California ISO are on schedule to create a new energy imbalance market ("EIM").The EIM is expected to reduce costs for customers through more efficient dispatch of generation across a larger geographic area, more effective integration of renewable resources and lead to improved situational awareness that will enhance reliability. The FERC accepted PacifiCorp and the California ISO's implementation agreement in June 2013. The California ISO Board of Governors approved the California ISO's EIM design in November 2013 and the EIM governance transitional committee charter in December 2013. The California ISO and PacifiCorp each plan to file their revised Open Access Transmission Tariffs ("OATT") with the FERC in early 2014. EIM market simulation is scheduled in mid-2014 followed by EIM go-live in October 2014.

Future Generation, Conservation and Energy Efficiency

Integrated Resource Plan

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis and five states indicate whether the IRP meets the state commission's IRP standards and guidelines, a process referred to as "acknowledgment" in some states. In April 2013, PacifiCorp filed its 2013 IRP with the state commissions. To date, the WPSC accepted the 2013 IRP into its files and the IPUC, the WUTC and the UPSC acknowledged the 2013 IRP. PacifiCorp is awaiting acknowledgment of the 2013 IRP from the OPUC.

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

Demand-side Management

PacifiCorp has provided a comprehensive set of DSM programs to its customers since the 1970s. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. PacifiCorp offers services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, PacifiCorp offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to solicit participation in load management programs by residential, business and agricultural customers through programs such as PacifiCorp's residential and small commercial air conditioner load control program and irrigation equipment load control programs. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency surcharges to retail customers or for recovery of costs through rates. During 2013, PacifiCorp spent $127 million on these DSM programs, resulting in an estimated 590,081 MWh of first-year energy savings and an estimated 313 MW of peak load management. In addition to these DSM programs, PacifiCorp has load curtailment contracts with a number of large industrial customers that deliver up to 305 MW of load reduction when needed, depending on the customers' actual loads. Recovery of the costs associated with the large industrial load management program is determined through PacifiCorp's rate case process.

General Regulation

PacifiCorp is subject to comprehensive governmental regulation, which significantly influences its operating environment, prices charged to customers, capital structure, costs and, ultimately, PacifiCorp's ability to recover costs. In addition to the following discussion, refer to "Regulatory Matters" in Item 7 of this Form 10-K.

State Regulation

Historically, state regulatory commissions have established retail rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover what each state regulatory commission deems to be the utility's reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. In addition to return on investment, a utility's cost of service generally reflects a representative level of prudent expenses, including energy costs, operations and maintenance, depreciation and amortization and income and other tax expense, reduced by wholesale electricity and other revenue. The allowed operating expenses are typically based on actual historical costs adjusted for known and measurable or forecasted changes. State regulatory commissions may adjust rates for various reasons, including pursuant to a review of: (a) the utility's revenue and expenses during a defined test period and (b) the utility's level of investment. State regulatory commissions typically have the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of a utility, utility customers or organizations representing groups of customers. The utility and such parties, however, may agree with one another not to request a review of or changes to rates for a specified period of time.

PacifiCorp's retail rates are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services. PacifiCorp has established energy cost adjustment mechanisms and other cost recovery mechanisms in certain states, which help mitigate its exposure to changes in costs from those assumed in establishing base rates.

Except in Oregon and Washington, PacifiCorp has an exclusive right to serve retail customers within its service territories, and in turn, has the obligation to provide service to those customers. Under Oregon law, PacifiCorp has the exclusive right and obligation to provide electricity distribution services to all residential customers within its allocated service territory; however, nonresidential customers have the right to choose alternative electricity service suppliers. The impact of this right on PacifiCorp's consolidated financial results has not been material. In Washington, state law does not provide for exclusive service territory allocation. PacifiCorp's service territory in Washington is surrounded by other public utilities with whom PacifiCorp has from time to time entered into service area agreements under the jurisdiction of the WUTC.

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

Federal Regulation

The FERC is an independent agency with broad authority to implement provisions of the Federal Power Act, the Energy Policy Act of 2005 and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; construction and operation of hydroelectric facilities; utility holding companies; accounting and records retention; securities issuances; and other matters. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. PacifiCorp has implemented programs and procedures that facilitate and monitor compliance with the FERC's regulations described below.

Wholesale Electricity and Capacity

The FERC regulates PacifiCorp's rates charged to wholesale customers for electricity and transmission capacity and related services. Most of PacifiCorp's wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility.

PacifiCorp's authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. During such reviews, PacifiCorp must demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in its market areas. PacifiCorp's most recent triennial filing was made in June 2013 and is currently pending before the FERC. Under the FERC's market-based rules, PacifiCorp must also file with the FERC a notice of change in status when there is a change in the conditions that the FERC relied upon in granting market-based rate authority. In January 2014, PacifiCorp filed with the FERC a notification of change in status as a result of PacifiCorp's affiliation with NV Energy, Inc. and its subsidiaries following MEHC's acquisition of NV Energy, Inc. The notification of change in status filing is currently pending before the FERC.

Transmission

PacifiCorp's wholesale transmission services are regulated by the FERC under cost-based regulation subject to PacifiCorp's OATT. In accordance with its OATT, PacifiCorp offers several transmission services to wholesale customers, including:

•	Network transmission service (service that integrates generating resources to serve loads);

•	Long- and short-term firm point-to-point transmission service (service with fixed delivery and receipt points); and

•	Non-firm point-to-point service (service with fixed delivery and receipt points on an as available basis).

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

In December 2011, PacifiCorp adopted a cost-based formula rate under its OATT for its transmission services. Cost-based formula rates are intended to be an effective means of recovering PacifiCorp's investments and associated costs of its transmission system without the need to file rate cases with the FERC, although the formula rate results are subject to discovery and challenges by the FERC or by intervenors. A significant portion of these services are provided to PacifiCorp's commercial and trading function.

FERC Reliability Standards
The FERC has established an extensive number of mandatory reliability standards developed by the NERC and the WECC, including planning and operation, critical infrastructure protection and regional standards. Compliance, enforcement and monitoring oversight of these standards is carried out by the FERC, the NERC and the WECC.

Hydroelectric

The FERC licenses and regulates the operation of hydroelectric systems, including license compliance and dam safety programs. Most of PacifiCorp's hydroelectric generating facilities are licensed by the FERC as major systems under the Federal Power Act, and certain of these systems are licensed under the Oregon Hydroelectric Act. Under the Federal Power Act, 14 of PacifiCorp's 43 hydroelectric generating facilities are currently classified by the FERC as "high hazard potential," meaning it is probable in the event of facility failure that loss of human life in the downstream population could occur. The FERC provides guidelines followed by PacifiCorp in developing public safety programs that consist of an owner's dam safety program and emergency action plans.

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

We are subject to certain risks and uncertainties in our business operations, including, but not limited to, those described below. Careful consideration of these risks, together with all of the other information included in this Form 10-K and the other public information filed by us, should be made before making an investment decision. Additional risks and uncertainties not presently known or which we currently deem immaterial may also impair our business operations.

We are subject to operating uncertainties and events beyond our control that impact the costs to operate, maintain, repair and replace utility systems, which could adversely affect our consolidated financial results.

The operation of complex utility systems that are spread over large geographic areas involves many operating uncertainties and events beyond our control. These potential events include the breakdown or failure of our thermal, hydroelectric and other electricity generating facilities and related equipment, transmission and distribution lines or other equipment or processes, which could lead to catastrophic events; unscheduled outages; strikes, lockouts or other labor-related actions; shortages of qualified labor; transmission and distribution system constraints; terrorist activities or military or other actions, including cyberattacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error; design, construction or manufacturing defects; and catastrophic events such as severe storms, floods, fires, earthquakes, explosions, landslides, wars, terrorism, embargoes and mining accidents. A catastrophic event might result in injury or loss of life, extensive property damage or environmental or natural resource damages. For example, in the event of an uncontrolled release of water at one of our high hazard potential hydroelectric facilities, it is probable that loss of human life, disruption of lifeline facilities and property damage could occur in the downstream population and civil or other penalties could be imposed by the FERC. Any of these events or other operational events could significantly reduce or eliminate our revenue or significantly increase our expenses. For example, if we cannot operate our generating facilities at full capacity due to damage caused by a catastrophic event, our revenue could decrease and our expenses could increase due to the need to obtain energy from more expensive sources. Further, we self-insure many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of our insurance coverage may change, including the portion that is self-insured. Any reduction of our revenue or increase in our expenses resulting from the risks described above, could adversely affect our consolidated financial results.

We are subject to extensive federal, state and local legislation and regulation, including numerous environmental, health, safety, reliability and other laws and regulations that affect our operations and costs. These laws and regulations are complex, dynamic and subject to new interpretations or change. In addition, new laws and regulations are continually being proposed and enacted that impose new or revised requirements or standards on our business.

We are required to comply with numerous federal, state and local laws and regulations as described in Item 1 of this Form 10-K that have broad application to our business and limit our ability to independently make and implement management decisions regarding, among other items, constructing, acquiring or disposing of operating assets; acquiring businesses; operating and maintaining generating facilities and transmission and distribution system assets; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting with affiliates; and paying dividends or similar distributions. These laws and regulations are followed in developing our safety and compliance programs and procedures and are implemented and enforced by federal, state and local regulatory agencies, such as, among others, the Occupational Safety and Health Administration, the FERC, the EPA, the MSHA and the various state regulatory commissions.

Compliance with applicable laws and regulations generally requires us to obtain and comply with a wide variety of licenses, permits, inspections, audits and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, removal and remediation costs, damages arising out of contaminated properties and refunds, fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to existing or new laws and regulations could be prohibitively expensive or otherwise uneconomical. As a result, we could be required to shut down some facilities or materially alter their operations. Further, we may not be able to obtain or maintain all required environmental or other regulatory approvals and permits for our operating assets or development projects. Delays in, or active opposition by third parties to, obtaining any required environmental or regulatory authorizations or failure to comply with the terms and conditions of the authorizations may increase costs or prevent or delay us from operating our facilities, developing or favorably locating new facilities or expanding existing facilities. If we fail to comply with any environmental or other regulatory requirements, we may be subject to penalties and fines or other sanctions, including changes to the way our electricity generating facilities are operated that may adversely impact generation. The costs of complying with laws and regulations could adversely affect our consolidated financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require us to increase our purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect our consolidated financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition within our service territories; new environmental requirements, including the implementation of RPS and GHG emissions reduction goals; the issuance of new or stricter air quality standards; the implementation of energy efficiency mandates; the issuance of regulations governing the management and disposal of coal combustion byproducts; changes in forecasting requirements; changes to our service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where we lack the exclusive right to serve our customers; or a negative impact on our ability to recover costs. In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted from time to time that impose additional or new requirements or standards on our business.

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

State Rate Proceedings

Rates are established for our regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns but generally have the common objective of limiting rate increases while also requiring us to ensure system reliability. Decisions are subject to judicial appeal, potentially leading to further uncertainty associated with the approval proceedings.

States set retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. In some cases, actual costs are lower than the normalized or estimated costs recovered through rates and from time-to-time may result in a state regulator requiring refunds to customers. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense, investment and capital structure that it deems are just and reasonable in providing the service and may disallow recovery in rates for any costs that it believes do not meet such standard. Additionally, each state regulatory commission establishes the allowed rate of return we will be given an opportunity to earn on our sources of capital. While rate regulation is premised on providing a fair opportunity to earn a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that we will be able to realize a reasonable rate of return.

In certain states where energy cost adjustment mechanisms are in place, energy cost increases above the level assumed in establishing base rates are subject to customer sharing. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on us, despite efforts to minimize this impact through the use of hedging contracts and sharing mechanisms or through future general rate cases. Any of these consequences could adversely affect our consolidated financial results.

FERC Jurisdiction

The FERC authorizes cost-based rates associated with transmission services provided by our transmission facilities. Under the Federal Power Act, we may voluntarily file, or may be obligated to file, for changes, including general rate changes, to our system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which we sell electricity at wholesale, has jurisdiction over most of our hydroelectric generating facilities and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict our ability to sell electricity at market-based rates, which could adversely affect our consolidated financial results. The FERC also maintains rules concerning standards of conduct, affiliate restrictions, interlocking directorates and cross-subsidization. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

The NERC has standards in place to ensure the reliability of the electric transmission grid and generation system. We are subject to the NERC's regulations and periodic audits to ensure compliance with those regulations. The NERC may carry out enforcement actions for non-compliance and administer significant financial penalties, subject to the FERC's review.

We are actively pursuing, developing and constructing new or expanded facilities, the completion and expected costs of which are subject to significant risk, and we have significant funding needs related to our planned capital expenditures.

We actively pursue, develop and construct new or expanded facilities. We expect that we will incur substantial annual capital expenditures over the next several years. Such expenditures include and may include in the future, among others, construction and other costs for new electricity generating facilities, transmission or distribution projects, environmental control and compliance systems and continued maintenance and upgrades of existing assets.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor, siting and permitting and changes in environmental and operational compliance matters, load forecasts and other items over a multi-year construction period, as well as counterparty risk and the economic viability of our suppliers, customers and contractors. Certain of our construction projects are substantially dependent upon a single contractor and replacement of such contractor may be difficult and cannot be assured. These risks may result in the inability to timely complete a project or higher than expected costs to complete an asset and place it in service. Such costs may not be recoverable in the rates we are able to charge our customers. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or recover any such costs could adversely affect our consolidated financial results.

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

•
efforts by customers, legislators and regulators to reduce the consumption of electricity generated or distributed through various conservation, energy efficiency and distributed generation measures and programs;

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

In general, our primary market risk is adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. The market price of wholesale electricity may be influenced by several factors, such as the adequacy or type of generating capacity, scheduled and unscheduled outages of generating facilities, prices and availability of fuel sources for generation, disruptions or constraints to transmission and distribution facilities, weather conditions, demand for electricity, economic growth and changes in technology. Volumetric changes are caused by fluctuations in generation or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, we purchase electricity and fuel in the open market as part of our normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market prices, we may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when we are a net seller of electricity in the wholesale market, we will earn less revenue. Although we have energy cost adjustment mechanisms in most states, the risks associated with changes in market prices may not be fully mitigated due to customer sharing bands and other factors.

A downgrade in our credit ratings could negatively affect our access to capital, increase the cost of borrowing or raise energy transaction credit support requirements.

Our long-term debt is rated investment grade by various rating agencies. We cannot assure that our long-term debt will continue to be rated investment grade in the future. Although none of our outstanding debt has rating-downgrade triggers that would accelerate a repayment obligation, a credit rating downgrade would increase our borrowing costs and commitment fees on our revolving credit agreements and other financing arrangements, perhaps significantly. In addition, we would likely be required to pay a higher interest rate in future financings, and the potential pool of investors and funding sources would likely decrease. Further, access to the commercial paper market, our principal source of short-term borrowings, could be significantly limited, resulting in higher interest costs.

Most of our large wholesale customers, suppliers and counterparties require us to have sufficient creditworthiness in order to enter into transactions, particularly in the wholesale energy markets. If our credit ratings were to decline, especially below investment grade, financing costs and borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or some other form of security for existing transactions and as a condition to entering into future transactions with us. Such amounts may be material and may adversely affect our liquidity and cash flows.

Potential terrorist activities and the impact of military or other actions, including cyberattacks, could adversely affect our consolidated financial results.

The ongoing threat of terrorism and the impact of military or other actions by nations or politically, ethnically, or religiously motivated organizations regionally or globally may create increased political, economic, social and financial market instability, which could subject our operations to increased risks. Additionally, the United States government has issued warnings that energy assets, specifically electric utility infrastructure are potential targets for terrorist attacks, including cyberattacks. Cyberattacks could adversely affect our ability to operate our facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with our operating assets or the assets of our customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, and increased security, repair or other costs, any of which may materially adversely affect us in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyberattacks, or war could also materially adversely affect our ability to raise capital.

We are subject to counterparty credit risk, which could adversely affect our consolidated financial results.

We are subject to counterparty credit risk related to contractual payment obligations with wholesale suppliers and customers. Adverse economic conditions or other events affecting counterparties with whom we conduct business could impair the ability of these counterparties to meet their payment obligations. We depend on these counterparties to remit payments on a timely basis. We continue to monitor the creditworthiness of our wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if our wholesale suppliers' or customers' financial condition deteriorates or they otherwise become unable to pay, it could have a significant adverse impact on our consolidated financial results.

We are subject to counterparty performance risk, which could adversely affect our consolidated financial results.

We are subject to counterparty performance risk related to performance of contractual obligations by wholesale suppliers, customers and contractors. We rely on wholesale suppliers to deliver commodities, primarily natural gas, coal and electricity, in accordance with short- and long-term contracts. Failure or delay by suppliers to provide these commodities pursuant to existing contracts could disrupt the delivery of electricity and require us to incur additional expenses to meet customer needs. In addition, when these contracts terminate, we may be unable to purchase the commodities on terms equivalent to the terms of current contracts.

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

Costs of providing our defined benefit pension and other postretirement benefit plans, including costs associated with the joint trustee and multiemployer plans to which we and our subsidiary contribute, respectively, depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, tax deductibility and funding limits, changes in laws and government regulation and our required or voluntary contributions made to the plans. Our pension and other postretirement benefit plans, as well as certain joint trustee and multiemployer plans to which we and our subsidiary contribute, respectively, are in underfunded positions. Furthermore, the funded status of the multiemployer plan to which our subsidiary contributes is considered seriously endangered and a funding improvement plan has been implemented, which may require higher cash contributions in the future. To the extent a mass withdrawal from any of the multiemployer plans to which we or our subsidiary have contributed occurs, we or our subsidiary may be subject to a mass withdrawal liability associated with respective unfunded vested benefits even if we or our subsidiary voluntarily withdrew from the plan up to three years prior to the mass withdrawal. To the extent participating employers default on their obligations to the multiemployer plan to which our subsidiary contributes, our subsidiary could be subject to an allocation of respective unfunded vested benefits associated with those employers' obligations. The multiemployer plan to which our subsidiary contributes covers employees and retirees associated with certain of our mining operations; to the extent the mining operations cease, our subsidiary may be subject to a withdrawal liability. Our pension and other postretirement benefit plans have investments in domestic and foreign equity and debt securities and other investments that are subject to loss. Losses from investments could add to the volatility, size and timing of future contributions. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future pension contributions. Similarly, funds dedicated to mine reclamation are invested in debt and equity securities and poor performance of these investments will reduce the amount of funds available for their intended purpose, which could require us to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on our liquidity by reducing available cash.

Disruptions in the financial markets could affect our ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on us.

Disruptions in the financial markets could affect our ability to obtain debt financing or to draw upon or renew existing credit facilities, and have other adverse effects on us. Significant dislocations and liquidity disruptions in the United States and global credit markets, such as those that occurred in 2008 and 2009, may materially impact liquidity in the bank and debt capital markets, making financing terms less attractive for borrowers that are able to find financing and, in other cases, may cause certain types of debt financing, or any financing, to be unavailable. Additionally, economic uncertainty in the United States or globally may adversely affect the United States' credit markets and could negatively impact our ability to access funds on favorable terms or at all. If we are unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of our capital expenditures and our consolidated financial results.

We are involved in a variety of legal proceedings, the outcomes of which are uncertain and could adversely affect our consolidated financial results.

We are, and in the future may become, a party to a variety of legal proceedings. Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters with certainty. It is possible that the final resolution of some of the matters in which we are involved could result in additional material payments substantially in excess of established reserves or in terms that could require that we change business practices and procedures or divest ownership of assets. Further, litigation could result in the imposition of financial penalties or injunctions and adverse regulatory consequences, any of which could limit our ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct our business, including the siting or permitting of facilities. Any of these outcomes could have a material adverse effect on our consolidated financial results.

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

Headquarters/Offices

PacifiCorp's corporate offices consist of approximately 700,000 square feet of owned and leased office space located in several buildings in Portland, Oregon and Salt Lake City, Utah. PacifiCorp's corporate headquarters are in Portland, but there are several executives and departments located in Salt Lake City. In addition to the corporate headquarters, PacifiCorp owns and leases approximately 2 million square feet of field office and warehouse space in various other locations in Utah, Oregon, Wyoming, Washington, Idaho and California. The field location square footage does not include offices located at PacifiCorp's electricity generating facilities.

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

In February 2014, PacifiCorp declared a dividend of $500 million payable to PPW Holdings in March 2014.

In 2013 and 2012, PacifiCorp declared and paid dividends of $500 million and $200 million to PPW Holdings, respectively.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009

Consolidated Statement of Operations Data:
Operating revenue	$5,147	$4,882	$4,586	$4,432	$4,457
Operating income	1,264	1,021	1,084	1,036	1,060
Net income attributable to PacifiCorp	682	537	555	566	542

	As of December 31,
	2013	2012	2011	2010	2009

Consolidated Balance Sheet Data:
Total assets	$21,659	$21,728	$21,106	$20,146	$18,966
Short-term debt	—	—	688	36	—
Current portion of long-term debt and
capital lease obligations	238	267	19	588	16
Long-term debt and capital lease obligations,
excluding current portion	6,639	6,594	6,194	5,813	6,400
Total PacifiCorp shareholders' equity	7,787	7,644	7,312	7,311	6,648

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

Net income for the year ended December 31, 2013 was $682 million, an increase of $145 million, or 27%, as compared to 2012. Net income increased largely due to $87 million of lower net after-tax charges related to the USA Power litigation and certain fire and other damage claims. Excluding these charges, net income increased $58 million as compared to 2012 primarily due to higher retail prices approved by regulators, higher retail customer load and lower natural gas costs, partially offset by higher purchased electricity, lower REC revenue, higher coal costs, higher income tax expense and higher depreciation and amortization expense. Retail customer load increased 2% for 2013 compared to 2012 primarily due to the impacts of hotter weather in the third quarter and colder weather in the first and fourth quarters, higher industrial customer usage and an increase in the average number of residential customers, partially offset by lower residential customer usage. Energy generated increased 2% for 2013 compared to 2012 due to higher coal- and natural gas-fueled generation, partially offset by lower hydroelectric generation from reduced inflows.

Net income for the year ended December 31, 2012 was $537 million, a decrease of $18 million, or 3%, as compared to 2011. Net income decreased largely due to after-tax charges totaling $102 million in 2012 related to the USA Power litigation and certain fire and other damage claims. Excluding these charges, net income increased $84 million compared to 2011 primarily due to higher retail prices approved by regulators across most of PacifiCorp's jurisdictions and higher retail customer load, partially offset by higher fuel and purchased electricity, the settlement of the Utah general rate case in 2011, higher depreciation expense due to higher plant in-service and lower wholesale electricity revenue. Energy generated increased 3% for 2012 compared to 2011 due to higher coal- and natural gas-fueled generation, partially offset by lower hydroelectric and wind-powered generation.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows for the years ended December 31:

	2013	2012	Change		2012	2011	Change

Gross margin (in millions):
Operating revenue	$5,147	$4,882	$265	5%	$4,882	$4,586	$296	6%
Energy costs	1,924	1,818	106	6	1,818	1,636	182	11
Gross margin	$3,223	$3,064	$159	5	$3,064	$2,950	$114	4

Sales (GWh):
Residential	16,339	15,968	371	2%	15,968	16,046	(78)	—%
Commercial	17,057	16,829	228	1	16,829	16,489	340	2
Industrial and irrigation	21,832	21,317	515	2	21,317	21,229	88	—
Other	435	435	—	—	435	543	(108)	(20)
Total retail	55,663	54,549	1,114	2	54,549	54,307	242	—
Wholesale	10,206	11,870	(1,664)	(14)	11,870	10,767	1,103	10
Total sales	65,869	66,419	(550)	(1)	66,419	65,074	1,345	2

Average number of retail customers (in thousands)	1,767	1,754	13	1%	1,754	1,742	12	1%

Average revenue per MWh:
Retail	$83.40	$78.93	$4.47	6%	$78.93	$74.79	$4.14	6%
Wholesale	$31.40	$27.59	$3.81	14%	$27.59	$32.49	$(4.90)	(15)%

Sources of energy (GWh)(1):
Coal	43,688	42,457	1,231	3%	42,457	40,789	1,668	4%
Natural gas	8,176	7,233	943	13	7,233	6,320	913	14
Hydroelectric(2)	3,163	4,262	(1,099)	(26)	4,262	4,680	(418)	(9)
Wind and other(2)	3,353	3,319	34	1	3,319	3,652	(333)	(9)
Total energy generated	58,380	57,271	1,109	2	57,271	55,441	1,830	3
Energy purchased	12,243	13,777	(1,534)	(11)	13,777	13,963	(186)	(1)
Total	70,623	71,048	(425)	(1)	71,048	69,404	1,644	2

Average cost of energy per MWh:
Energy generated(3)	$19.19	$19.21	$(0.02)	—%	$19.21	$18.99	$0.22	1%
Energy purchased	$55.16	$41.92	$13.24	32%	$41.92	$38.41	$3.51	9%

(1)	GWh amounts are net of energy used by the related generating facilities.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Gross margin increased $159 million, or 5%, for 2013 compared to 2012 primarily due to:

•
$259 million of increases mainly from higher retail prices approved by regulators, including a $17 million reduction in 2012 due to a one-time credit provided to Oregon customers for PacifiCorp's investments in certain emissions control equipment at its coal-fueled generating facilities;

•
$78 million of increases from higher retail customer load due to the impacts of hotter weather in the third quarter of 2013 and colder weather in the first and fourth quarters of 2013 on residential and commercial customer load, higher industrial customer usage primarily in the eastern portion of PacifiCorp’s service territory and an increase in the average number of residential customers, partially offset by lower residential customer usage;

•	$41 million of lower natural gas costs due to lower average unit costs, partially offset by increased generation; and

•	$8 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms.

The increase in gross margin was partially offset by:

•	$98 million of higher purchased electricity due to higher average market prices and lower gains on electricity swaps, partially offset by decreased volumes;

•	$74 million of lower REC revenue;

•	$61 million of higher coal costs due to higher unit costs and increased generation; and

•	$7 million of lower wholesale electricity revenue due to lower volumes, partially offset by higher average market prices.

Operations and maintenance decreased $128 million, or 10%, for 2013 compared to 2012 due to $165 million of charges in 2012 related to the USA Power litigation and certain fire and other damage claims, partially offset by $25 million of additional charges for certain fire and other damage claims in 2013. The USA Power litigation is described in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Depreciation and amortization increased $35 million, or 5%, for 2013 compared to 2012 primarily due to higher plant in-service and accelerated depreciation rates for Oregon's share of the Carbon Facility expected to be retired in 2015.

Taxes, other than income taxes increased $9 million, or 6%, for 2013 compared to 2012 primarily due to increased property taxes from higher plant in-service.

Income tax expense increased $100 million, or 51%, for 2013 compared to 2012 and the effective tax rate was 30% and 27% for 2013 and 2012, respectively. The increase in PacifiCorp’s effective tax rate was primarily due to higher pre-tax book income, which reduced the effective tax rate impact of income tax benefits, primarily production tax credits.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Gross margin increased $114 million, or 4%, for 2012 compared to 2011 primarily due to:

•
$222 million of increases mainly from higher retail prices approved by regulators net of a $17 million one-time credit provided to Oregon customers as a result of the 2012 Oregon general rate case outcome pertaining to PacifiCorp's investments in certain emissions control equipment at its coal-fueled generating facilities;

•	$29 million of increases from lower net deferrals and higher REC sales excluding the impacts of the Utah general rate case settlement in 2011; and

•
$22 million of increases from higher retail customer load due to the impacts of hot weather in Utah on residential and commercial customers, higher irrigation usage in Idaho and Utah and higher industrial usage in Utah, partially offset by lower industrial usage in Wyoming and Oregon as certain large customers elected to self-generate and lower residential load in Oregon as a result of unfavorable weather.

The increase in gross margin was partially offset by:

•
$89 million of higher fuel and purchased electricity due to increased thermal generation, higher cost of purchased electricity and higher unit coal costs, partially offset by lower unit natural gas costs;

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

Depreciation and amortization increased $29 million, or 5%, for 2012 compared to 2011 primarily due to higher plant in-service.

Taxes, other than income taxes increased $9 million, or 6%, for 2012 compared to 2011 primarily due to increased property taxes from higher plant in-service.

Interest expense decreased $12 million, or 3%, for 2012 compared to 2011 primarily due to lower average interest rates, partially offset by higher average debt outstanding.

Allowances for borrowed and equity funds increased $15 million, or 21%, for 2012 compared to 2011 primarily due to higher qualified construction work-in-progress balances.

Income tax expense decreased $16 million, or 8%, for 2012 compared to 2011 and the effective tax rate was 27% and 28% for 2012 and 2011, respectively. The decrease in income tax expense was primarily due to lower pre-tax book income and the effects of ratemaking, partially offset by lower production tax credits associated with PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of December 31, 2013, PacifiCorp's total net liquidity was $932 million as follows (in millions):

Cash and cash equivalents	$53

Credit facilities(1)	1,200
Less:
Short-term debt	—
Letters of credit and tax-exempt bond support	(321)
Net credit facilities	879

Total net liquidity	$932

Credit facilities:
Maturity dates	2017, 2018
Largest single bank commitment as a % of total credit facilities	7%

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding PacifiCorp's credit facilities.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2013 and 2012 were $1.553 billion and $1.627 billion, respectively. The $74 million decrease was primarily due to cash paid for income taxes in the current year versus cash received for income taxes in the prior year mainly due to reduced bonus depreciation benefits, lower REC sales, higher purchased electricity and lower cash collateral inflows for derivative contracts, partially offset by higher collections from retail customers due to higher prices approved by regulators and increased retail customer load and lower fuel payments.

Net cash flows from operating activities for the years ended December 31, 2012 and 2011 were $1.627 billion and $1.636 billion, respectively. The $9 million decrease was primarily due to higher income tax receipts in 2011 mainly related to 2010 bonus depreciation and higher energy costs in 2012, partially offset by higher retail prices approved by regulators, higher cash collateral inflows for derivative contracts and lower contributions to PacifiCorp's pension and other postretirement benefit plans in 2012.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2013 and 2012 were $(1.049) billion and $(1.342) billion, respectively. Capital expenditures decreased $281 million primarily due to lower expenditures for Lake Side 2, other operating projects and transmission system investments.

Net cash flows from investing activities for the years ended December 31, 2012 and 2011 were $(1.342) billion and $(1.529) billion, respectively. Capital expenditures decreased $160 million primarily due to lower expenditures for emissions control equipment and other operating projects, partially offset by higher expenditures for transmission system investments and Lake Side 2.

Capital Expenditures

Capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, consisted of the following during the years ended December 31:

2013

•
Transmission system investments totaling $278 million, including construction costs for the 170-mile single-circuit 345-kV Sigurd-Red Butte ("Sigurd-Red Butte") transmission line expected to be placed in-service in 2015 and the 100-mile high-voltage Mona-Oquirrh ("Mona-Oquirrh") transmission line that was placed in-service in May 2013. A 65-mile segment of the Mona-Oquirrh transmission line is a single-circuit 500-kV transmission line, and a 35-mile segment is a double-circuit 345-kV transmission line.

•	The construction of Lake Side 2 totaling $156 million, which is expected to be placed in-service in mid-2014.

•
Emissions control equipment on existing generating facilities totaling $57 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure totaling $574 million.

2012

•	Transmission system investments totaling $311 million, including construction costs for the Mona-Oquirrh transmission line.

•	The construction of Lake Side 2 totaling $232 million.

•
Emissions control equipment on existing generating facilities totaling $75 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure totaling $728 million.

2011

•	Transmission system investments totaling $216 million, including permitting and right-of-way costs for the Mona-Oquirrh transmission line.

•
Emissions control equipment on existing generating facilities totaling $189 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for projects that were placed in-service in the spring and fall of 2011.

•	The development and construction of Lake Side 2 totaling $180 million.

•	Distribution, generation, mining and other infrastructure totaling $921 million.

Financing Activities

Short-term Debt and Revolving Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. PacifiCorp had no short-term debt outstanding as of December 31, 2013 and 2012. For further discussion, refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Long-term Debt

In June 2013, PacifiCorp issued $300 million of 2.95% First Mortgage Bonds due June 2023. The net proceeds were used to fund capital expenditures and for general corporate purposes, including a portion of the common stock dividend paid to PPW Holdings in June 2013.

In January 2012, PacifiCorp issued $350 million of 2.95% First Mortgage Bonds due February 1, 2022 and $300 million of 4.10% First Mortgage Bonds due February 1, 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. In March 2012, PacifiCorp issued an additional $100 million of 2.95% First Mortgage Bonds due February 1, 2022. The net proceeds were used to redeem $84 million of tax-exempt bond obligations prior to scheduled maturity with a weighted average interest rate of 5.72%, to repay short-term debt and for general corporate purposes.

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $550 million of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement filed with the SEC expected to provide for future first mortgage bond issuances through October 2016.

PacifiCorp made repayments on long-term debt totaling $278 million and $101 million during the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, PacifiCorp had $559 million of letters of credit providing credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $546 million plus interest. These letters of credit were fully available as of December 31, 2013 and expire periodically through March 2015.

As of December 31, 2012, PacifiCorp had $68 million of tax-exempt bond obligations with fixed interest rates, ranging from 3.90% to 4.13%, scheduled to reset to variable or fixed interest rates in June 2013. In June 2013, $17 million of these tax-exempt bond obligations were redeemed and retired prior to their scheduled 2014 maturity date. The interest rates for the remaining $51 million, with maturity dates ranging from 2014 to 2025, were reset to variable interest rates with a weighted average interest rate of 0.22% as of December 31, 2013.

PacifiCorp's Mortgage and Deed of Trust creates a lien on most of PacifiCorp's electric utility property, allowing the issuance of bonds based on a percentage of utility property additions, bond credits arising from retirement of previously outstanding bonds or deposits of cash. The amount of bonds that PacifiCorp may issue generally is also subject to a net earnings test. As of December 31, 2013, PacifiCorp estimated it would be able to issue up to $8.8 billion of new first mortgage bonds under the most restrictive issuance test in the mortgage. Any issuances are subject to market conditions and amounts may be further limited by regulatory authorizations or commitments or by covenants and tests contained in other financing agreements. PacifiCorp also has the ability to release property from the lien of the mortgage on the basis of property additions, bond credits or deposits of cash.

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

Preferred Stock

In 2013, PacifiCorp redeemed and canceled all remaining outstanding shares of its redeemable preferred stock at stated redemption prices, which in aggregate totaled $40 million, plus accrued and unpaid dividends. As of December 31, 2013, PacifiCorp had non-redeemable preferred stock outstanding with an aggregate stated value of $2 million.

Common Shareholder's Equity

In February 2014, PacifiCorp declared a dividend of $500 million payable to PPW Holdings in March 2014.

In 2013 and 2012, PacifiCorp declared and paid dividends of $500 million and $200 million, respectively, to PPW Holdings.

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

PacifiCorp estimates that it will spend approximately $3.1 billion on capital projects over the next three years, excluding non-cash equity AFUDC and other non-cash items. These capital projects include transmission investments; installation of emissions control equipment on existing generating facilities; new generating resources; and distribution investments in new connections, lines and substations.

Forecasted capital expenditures, which exclude non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	2014	2015	2016

Forecasted capital expenditures:
Transmission system investment	$267	$254	$139
Environmental	172	153	104
Other	657	686	663
Total	$1,096	$1,093	$906

The capital expenditure estimate for transmission system investment includes projects associated with the Energy Gateway Transmission Expansion Program totaling $349 million, including the following estimated costs:

•	$190 million for the Sigurd-Red Butte transmission line that is expected to be placed in-service in 2015.

•
$159 million for other segments associated with the Energy Gateway Transmission Expansion Program that are expected to be placed in-service over the next several years, depending on siting, permitting and construction schedules.

The capital expenditure estimate for environmental projects includes emissions control equipment to meet anticipated air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of PacifiCorp's coal-fueled generating facilities, including Jim Bridger Units 3 and 4.

The capital expenditure estimate for other includes operating projects that consist of routine expenditures for distribution, generation, mining and other infrastructure needed to serve existing and expected demand, and the remaining $36 million of costs associated with Lake Side 2 that is expected to be placed in-service in mid-2014.

Obligations and Commitments

Contractual Obligations

PacifiCorp has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes PacifiCorp's material contractual cash obligations as of December 31, 2013 (in millions):

	Payments Due By Periods
	2014	2015-2016	2017-2018	2019 and After	Total

Long-term debt, including interest:
Fixed-rate obligations	$552	$674	$1,164	$9,770	$12,160
Variable-rate obligations(1)	27	170	136	267	600
Capital leases, including interest	8	14	18	61	101
Operating leases and easements	6	9	8	49	72
Asset retirement obligations	18	32	14	284	348
Power purchase agreements(2):
Electricity commodity contracts	39	66	54	149	308
Electricity capacity contracts	72	127	69	216	484
Electricity mixed contracts	8	23	25	138	194
Transmission	115	203	166	656	1,140
Fuel purchase agreements(2):
Natural gas supply and transportation	117	76	53	346	592
Coal supply and transportation	648	1,008	914	1,430	4,000
Other purchase obligations	456	202	46	116	820
Other long-term liabilities(3)	21	10	13	55	99
Total contractual cash obligations	$2,087	$2,614	$2,680	$13,537	$20,918

(1)
Consists of principal and interest for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2013 rates. Refer to "Interest Rate Risk" in Item 7A of this Form 10-K for additional discussion related to variable-rate liabilities.

(2)
Commodity contracts are agreements for the delivery of energy. Capacity contracts are agreements that provide rights to energy output, generally of a specified generating facility. Forecasted or other applicable estimated prices were used to determine total dollar value of the commitments for purposes of the table.

(3)
Includes environmental and hydroelectric relicensing commitments recorded in the Consolidated Balance Sheets that are contractually or legally binding and contributions expected to be made to the PacifiCorp Retirement Plan during 2014 as disclosed in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Excludes regulatory liabilities and employee benefit plan obligations that are not legally or contractually fixed as to timing and amount. Deferred income taxes are excluded since cash payments are based primarily on taxable income for each year. Uncertain tax positions are also excluded because the amounts and timing of cash payments are not certain.

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

In January 2014, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $76 million, or an average price increase of 4%. The requested increase includes recovery of PacifiCorp's investments in the Mona-Oquirrh transmission line that was placed into service in May 2013 and Lake Side 2, which is expected to be placed into service in mid-2014. If approved by the UPSC, the new rates will be effective September 2014.

Oregon

In March 2013, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $56 million, or an average price increase of 5%. The request was reduced to $45 million, or an average price increase of 4%, as a result of the OPUC's approval of a separate tariff rider for the Mona-Oquirrh transmission line that was effective June 1, 2013. PacifiCorp's general rate case filing also included a request for a separate tariff rider for Lake Side 2. In July 2013, a multi-party stipulation was filed with the OPUC resolving all issues in the general rate case. The stipulation provides for an annual increase of $24 million, or an average price increase of 2%, which includes the impact of the revised depreciation rates as described below. The stipulation also provides for the implementation of a separate tariff rider for Lake Side 2 when placed into service in mid-2014, with the final costs subject to a prudence determination. In addition, the stipulation specifies that January 2016 is the earliest effective date that PacifiCorp could seek an increase to customers' base rates through a general rate case. In December 2013, the OPUC approved the stipulation with the new rates effective January 2014.

In March 2013, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual decrease of $1 million based on forecasted net power costs for calendar year 2014. In October 2013, the OPUC approved the TAM, with certain adjustments and subject to net power costs updates in November 2013. In December 2013, the OPUC approved the final TAM update, resulting in an overall rate decrease of $3 million effective January 2014.

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

Washington

In December 2012, PacifiCorp submitted a compliance filing with the WUTC presenting Washington-allocated actual REC sales revenues of $17 million from January 2009 through March 2011. Also in December 2012, PacifiCorp filed for judicial review of the WUTC's August 2012 order requiring PacifiCorp to credit to its retail customers all proceeds from the sale of RECs attributable to Washington that were recorded on or after January 1, 2009, less any amounts already credited to retail customers, and the WUTC's November 2012 order denying PacifiCorp's petition for reconsideration and stay of the August 2012 order. In February 2013, PacifiCorp, WUTC staff and intervening parties submitted a joint filing with the WUTC proposing a tracking mechanism for REC sales revenues. In March 2013, the WUTC issued a notice stating that the February 2013 joint filing failed to comply with the WUTC's orders, primarily requiring PacifiCorp and other parties to clarify the period over which amortization of historical REC revenues (revenues from January 1, 2009 through April 2, 2011) would occur. In March 2013, PacifiCorp filed a response to the WUTC notice requesting that the WUTC not require amortization of historical REC revenues until after resolution of the pending judicial review of the WUTC's orders. WUTC staff and intervening parties submitted a joint response to the WUTC notice requesting the amortization of historical REC revenues begin on May 1, 2013 and be distributed as a one-time credit or amortized over one year. No action has been taken with regard to the parties' responses to the WUTC's notice. PacifiCorp is seeking judicial review of the WUTC's orders and in October 2013, filed its opening brief with the Washington State Court of Appeals. The parties' response briefs were filed in January 2014. PacifiCorp's reply brief will be filed in March 2014.

In January 2013, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $43 million, or an average price increase of 14%. The requested increase includes the impacts associated with investments in PacifiCorp's facilities since the last general rate case filing, projected increases in net power costs and revised depreciation rates. In August 2013, PacifiCorp submitted rebuttal testimony reducing the requested increase to $37 million, or an average price increase of 12%. In December 2013, the WUTC approved an annual increase of $17 million, or an average price increase of 6%, effective December 2013. In January 2014, PacifiCorp filed a petition for judicial review of the WUTC's December 2013 order, challenging the WUTC's rejection of PacifiCorp's proposed recovery of Washington's share of the costs associated with power purchase agreements with renewable energy qualified facilities located in California and Oregon and the WUTC's approval of a hypothetical capital structure for PacifiCorp.

Idaho

In February 2013, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $16 million of deferred net power costs, of which $9 million will be collected over a one-year period and the remainder collected over a three-year period. In March 2013, the IPUC approved the new rates, which became effective April 2013.

In June 2013, PacifiCorp filed a multi-party stipulation with the IPUC that would increase base rates $2 million effective January 2014 and approve the deferral of any additional accrued removal costs and accelerated depreciation associated with the retirement of the Carbon Facility and any incremental depreciation expense associated with the revised depreciation rates reflected in the depreciation rate study, with timing of recovery to be determined in a future proceeding. Refer to "Depreciation Rate Study" for discussion of the depreciation rate impacts. In addition, the multi-party stipulation includes a resource adder to provide a means for recovery of costs associated with Lake Side 2 through the ECAM effective January 2015 for an estimated $5 million annually. This deferral would continue until Lake Side 2 is included in base rates. The stipulation also specifies that January 2016 would be the earliest effective date that PacifiCorp could seek an increase to customers' base rates through a general rate case. In October 2013, the IPUC approved the stipulation.

In January 2014, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $13 million of deferred net power costs, of which $7 million would be collected over a one-year period and the remainder collected over a two-year period. If approved by the IPUC, the new rates will be effective April 2014.

California

In June 2013, PacifiCorp filed for a rate increase of $1 million, or 1%, pursuant to its PTAM for major capital additions to add Mona-Oquirrh to rates. In July 2013, the CPUC approved the rate increase effective July 2013.

In October 2013, PacifiCorp filed its annual PTAM attrition adjustment with the CPUC requesting an increase of $1 million, or an average price increase of 1%. In December 2013, the CPUC approved the new rates, which became effective January 2014.

Depreciation Rate Study

In January 2013, PacifiCorp filed applications for depreciation rate changes with the UPSC, the OPUC, the WPSC, the WUTC and the IPUC based on PacifiCorp's most recent depreciation study. In September 2013, the OPUC issued an order approving a multi-party stipulation to implement revised depreciation rates that will result in an annual increase in depreciation expense of $30 million in Oregon. To the extent depreciation rates for other than coal-fueled generating facilities agreed to in PacifiCorp's other state jurisdictions are lower than those approved in the Oregon order, PacifiCorp is required to defer any excess revenue collected from Oregon customers until such time that customer rates are adjusted in a future proceeding. In Oregon, PacifiCorp is currently recovering costs associated with the Carbon Facility through 2015. In 2013, the UPSC, the WPSC and the IPUC approved all-party stipulations resulting in an annual increase in depreciation expense of $10 million in Utah, $10 million in Wyoming and $2 million in Idaho, which reflect recovery of the Carbon Facility through 2020, which is the end of the depreciation life previously used for setting rates in Utah, Wyoming and Idaho. In December 2013, the WUTC approved PacifiCorp's application for depreciation rate changes resulting in minimal changes to Washington's rates. The depreciation rate changes were effective January 1, 2014.

FERC

As a result of a 2007 multi-party settlement with the FERC regarding long-term shared usage, coordinated operation and maintenance, and planning of certain 500-kV transmission lines, PacifiCorp agreed to file a Federal Power Act Section 205 rate change filing for its system-wide transmission service rates no later than June 1, 2011. In May 2011, PacifiCorp filed its Federal Power Act Section 205 rate case seeking to modify its transmission and ancillary services rates and to adopt a formula transmission rate. In August 2011, the FERC issued an order accepting PacifiCorp's filing and allowing the proposed rates to become effective December 25, 2011, subject to refund. Billing using the new rates commenced in early 2012. The FERC established settlement proceedings to encourage the parties to reach agreement on final rates. In February 2013, agreement with the parties was reached and PacifiCorp filed a settlement agreement with the FERC. The settlement agreement includes modifications to the formula used to determine transmission rates. The FERC approved interim rates for real power loss factors and certain ancillary services to be effective March 1, 2013 and for a new reactive power service rate to be effective May 1, 2013. In May 2013, the FERC approved PacifiCorp's settlement agreement resolving all issues for the transmission rate case. The transmission rates will continue to be updated every June according to the formula rate process.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. PacifiCorp believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of PacifiCorp's forecasted environmental-related capital expenditures.

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

In December 2009, the EPA designated the Utah counties of Davis and Salt Lake, as well as portions of Box Elder, Cache, Tooele, Utah and Weber counties, to be in nonattainment of the fine particulate matter standard. While this designation has the potential to impact PacifiCorp's Lake Side and Gadsby generating facilities, the Utah SIP, as submitted to the EPA, did not impose significant new requirements on PacifiCorp's impacted generating facilities, nor did the EPA's comments on the Utah SIP identify requirements for PacifiCorp's existing generating facilities that would have a material impact on PacifiCorp's consolidated financial results.

In January 2010, the EPA proposed a rule to strengthen the national ambient air quality standard for ground level ozone. The proposed rule arose out of legal challenges claiming that a March 2008 rule that reduced the standard from 80 parts per billion to 75 parts per billion was not strict enough. The new rule proposed a standard between 60 and 70 parts per billion. In September 2011, the President requested that the EPA withdraw the proposed ozone standard and allow the review of the standards to proceed through the regularly scheduled review in 2013; such action, however, was not undertaken in 2013. In litigation pending in the United States District Court for the Northern District of California ("Northern District of California") after the EPA missed its March 2013 deadline for completing its standards review, the plaintiffs have requested the court to require the EPA to issue final standards for ozone by October 2015.

The EPA has indicated it anticipates proposing ozone standards in 2014. Until the standards are reviewed or revised, the EPA is proceeding with implementation of the March 2008 ozone standards and, in December 2011, issued its response to states' recommendations on area attainment designations. Part of the EPA's response recommended that the Upper Green River Basin Area in Wyoming, including all of Sublette and portions of Lincoln and Sweetwater Counties, be designated as nonattainment for the March 2008 ozone standard. Final designations were released in April 2012, designating portions of Lincoln and Sweetwater Counties and Sublette County to be in marginal nonattainment. While PacifiCorp's Jim Bridger plant is located in Sweetwater County, it is not in the portion of the designated nonattainment area and is not expected to be impacted by the designation.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 100 parts per billion. In February 2012, the EPA published final designations indicating that based on air quality monitoring data, all areas of the country are designated as "unclassifiable/attainment" for the 2010 nitrogen dioxide national ambient air quality standard.

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule utilizes a three-year average to determine attainment. The rule utilizes source modeling in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas. Attainment designations were due by June 2012; however, citing a lack of sufficient information to make the designations, the EPA did not issue its final designations until July 2013. Although the EPA's July 2013 designations did not impact PacifiCorp's generating facilities, the EPA's assessment of sulfur dioxide area designations will continue with the deployment of additional sulfur dioxide monitoring networks across the country.

In June 2012, the EPA released a proposal to strengthen the fine particulate matter national ambient air quality standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA also proposed a new, separate fine particulate matter standard of either 28 or 30 deciviews, aimed at improving visibility. The new standard was released in December 2012, setting 12 micrograms per cubic meter as the annual standard and retaining the 24-hour standard at 35 micrograms per cubic meter. The EPA did not set a separate secondary visibility standard, choosing to rely on the existing secondary 24-hour standard to protect against visibility impairment. The EPA anticipates making initial attainment designations by December 2014 that are likely to become effective in early 2015. States would have until 2020 to meet the revised annual standard. Until the attainment designations are made, PacifiCorp cannot determine the potential impacts of the standards; however, with the release of the final standards, the EPA indicated its projections show 99% of all counties in the United States with monitors would meet the revised standard. As a result, PacifiCorp does not anticipate that any impacts of the revised standard will be significant.

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

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, MATS, was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. PacifiCorp believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support PacifiCorp's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. PacifiCorp will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards, which may include retiring certain units.

PacifiCorp continues to plan for retirement of the Carbon Facility in early 2015 as the least-cost alternative to comply with the MATS and other environmental regulations. Efforts are underway to effectuate the decommissioning activities and transmission system modifications necessary to maintain system reliability following disconnection. The Carbon Facility produced 1.2 million MWh of electricity, or 2.1% of PacifiCorp's owned generation production, during 2013.

Incremental costs to install and maintain emissions control equipment at PacifiCorp's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on PacifiCorp's compliance obligations and the timing of those obligations. Oral arguments were heard on the MATS in the D.C. Circuit in December 2013 and a decision in the pending cases is expected in 2014.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups have appealed the EPA's approval of the sulfur dioxide portion. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the BART determinations in Utah's regional haze SIP in March 2013. Oral argument is scheduled in the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality is undertaking an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2, which will be provided to the EPA as a supplement to the existing Utah SIP. It is unknown whether and how this supplemental analysis will impact the EPA's decision regarding the existing SIP.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012. Certain groups have appealed the EPA's approval of the sulfur dioxide SIP, and PacifiCorp has intervened in that appeal. Oral argument is scheduled before the Tenth Circuit on March 20, 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination on January 10, 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to install low-nitrogen oxides burners at Naughton Units 1 and 2, selective catalytic reduction at Naughton Unit 3 by December 2014, selective catalytic reduction at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of selective catalytic reduction by 2019 or, in lieu of installing selective catalytic reduction, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved the Wyoming SIP and issued a FIP for the Wyodak plant, requiring the installation of selective catalytic reduction within five years (i.e., by 2019). The EPA action becomes final on March 3, 2014. With respect to Naughton Unit 3, the EPA indicated it supported the conversion of the unit to natural gas and would expedite action relative to consideration of the gas conversion once the state of Wyoming submitted the requisite SIP amendment; nonetheless, the Naughton Unit 3 gas conversion remains subject to final approval by the EPA.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit has not made any decisions in regard to these appeals. In April 2013, the EPA granted in part PacifiCorp's February 2013 petition for reconsideration relating to the compliance methodology for nitrogen oxides at Cholla Unit 4. The EPA plans to publish, but has not yet done so, a notice of proposed rulemaking seeking comment on an alternative compliance methodology for nitrogen oxides at Cholla Unit 4, and PacifiCorp will have an opportunity to submit comments on that methodology.

A case was filed in the Tenth Circuit appealing a FIP issued by the EPA in New Mexico. In addition, two cases involving the EPA's issuance of a FIP were appealed to the United States Supreme Court in 2014, one from the Tenth Circuit based on the EPA rejecting portions of the Oklahoma SIP and one from the United States Court of Appeals for the Eighth Circuit based on the EPA's rejection of the North Dakota SIP. It is not yet known whether the United States Supreme Court will hear the Oklahoma or the North Dakota cases. Legal challenges of the EPA's final action on the Utah or Wyoming FIP would be filed in the Tenth Circuit.

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

As part of an industry-wide investigation to assess compliance with the NSR and PSD provisions, the EPA has requested information and supporting documentation from numerous utilities regarding their capital projects for various coal-fueled generating facilities. A NSR enforcement case against an unrelated utility has been decided by the United States Supreme Court, holding that an increase in the annual emissions of a generating facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting. Between 2001 and 2003, PacifiCorp responded to requests for information relating to its capital projects at its coal-fueled generating facilities. PacifiCorp engaged in periodic discussions with the EPA over several years regarding PacifiCorp's historical projects and their compliance with NSR and PSD provisions. In September 2011, PacifiCorp received a letter from the EPA concluding these discussions. In September 2013, PacifiCorp received a Section 114 request for information for certain projects and facilities in Wyoming and Utah. PacifiCorp provided timely responses to the request. PacifiCorp cannot predict the next steps in this process and could be required to install additional emissions controls and incur additional costs and penalties in the event it is determined that PacifiCorp's historical projects did not meet all regulatory requirements.

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

In April 2012, the EPA proposed New Source Performance Standards for GHG at new fossil-fueled generating facilities that would require an emissions rate of 1,000 pounds per MWh. In September 2013, the EPA issued a re-proposal of the New Source Performance Standards for GHG at new fossil-fueled generating facilities that would require natural gas-fueled generating facilities to meet a standard of 1,000 pounds to 1,100 pounds per MWh and coal-fueled generating facilities to meet a standard of 1,100 pounds per MWh on an annual basis. The re-proposed standards were published in the Federal Register in January 2014 and the public comment period closes March 10, 2014. Any new fossil-fueled generating units constructed by PacifiCorp will be required to meet the final New Source Performance Standards. The EPA is also under a consent decree to establish GHG emissions performance standards for existing and modified sources. In June 2013, President Obama issued a Climate Action Plan, which requires the EPA to issue proposed guidelines for GHG emissions from existing fossil-fueled generating facilities by June 2014, with final guidelines to be issued by June 2015, and states to submit implementation plans by June 2016. Until the standards or guidelines for existing fossil-fueled generating facilities are proposed and finalized, the impact on PacifiCorp's generating facilities cannot be determined.

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

In the absence of comprehensive climate legislation or regulation, PacifiCorp has continued to invest in lower- and non-carbon generating resources and to operate in an environmentally responsible manner. Examples of PacifiCorp's significant investments in programs and facilities that mitigate its GHG emissions include:

•
PacifiCorp owns the second largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. As of December 31, 2013, PacifiCorp owned 1,031 MW of operating wind-powered generating capacity at a total cost of $2.1 billion. PacifiCorp has power purchase agreements with 869 MW of wind-powered generating capacity.

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

GHG Tailoring Rule

The EPA finalized the GHG "Tailoring Rule" in May 2010 requiring new or modified sources of GHG emissions with increases of 75,000 or more tons per year of total GHG to determine the best available control technology for their GHG emissions beginning in January 2011. New or existing major sources are also subject to Title V operating permit requirements for GHG. Beginning July 1, 2011 through June 30, 2013, new construction projects that emit GHG emissions of at least 100,000 tons per year and modifications of existing facilities that increase GHG emissions by at least 75,000 tons per year will be subject to permitting requirements and facilities that were previously not subject to Title V permitting requirements will be required to obtain Title V permits if they emit at least 100,000 tons per year of carbon dioxide equivalents. The EPA issued a GHG best available control technology guidance document in November 2010 in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG.

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

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. In June 2013, President Obama announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. Rather than re-propose the April 2012 proposal, the EPA issued a new proposal. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considers the size of the unit and the electricity sent to the grid from the unit, establishing a standard of 1,000 to 1,100 pounds of carbon dioxide per MWh. The standard proposed for coal-fueled generating facilities is 1,100 pounds of carbon dioxide per MWh on an annual basis or 1,000 to 1,050 pounds of carbon dioxide per MWh averaged over a seven-year period, both of which would require partial carbon capture and sequestration. The proposed standards were published in the Federal Register January 8, 2014, and the 60-day public comment period closes March 10, 2014. Any new fossil-fueled generating facilities constructed by PacifiCorp will be required to meet the final GHG new source performance standards.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact PacifiCorp and include:

•
Under the authority of California's Global Warming Solutions Act signed into law in 2006, the California Air Resources Board adopted a GHG cap-and-trade program with an effective date of January 1, 2012; compliance obligations were imposed on entities beginning in 2013. The program purports to impose compliance obligations on entities, including PacifiCorp, that deliver wholesale energy to points that are outside of California, irrespective of retail service obligations. These obligations and other impacts to wholesale energy market structures may, if implemented as written, increase costs to PacifiCorp. In addition, California law imposes a GHG emissions performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the GHG emissions levels of a state-of-the-art combined-cycle natural gas-fueled generating facility, as well as legislation that adopts an economy-wide cap on GHG emissions to 1990 levels by 2020. The first auction of GHG allowances was held in California in November 2012.

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

•
Washington and Oregon enacted legislation in May 2007 and August 2007, respectively, establishing goals for the reduction of GHG emissions in their respective states. Washington's goals seek to (a) reduce emissions to 1990 levels by 2020; (b) reduce emissions to 25% below 1990 levels by 2035; and (c) reduce emissions to 50% below 1990 levels by 2050, or 70% below Washington's forecasted emissions in 2050. Oregon's goals seek to (a) cease the growth of Oregon GHG emissions by 2010; (b) reduce GHG levels to 10% below 1990 levels by 2020; and (c) reduce GHG levels to at least 75% below 1990 levels by 2050. Each state's legislation also calls for state government to develop policy recommendations in the future to assist in the monitoring and achievement of these goals.

GHG Litigation

PacifiCorp closely monitors ongoing environmental litigation. Numerous lawsuits have been unsuccessfully pursued against the industry that attempt to link GHG emissions to public or private harm. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. These cases have typically been appealed to federal appellate courts and, in certain circumstances, to the United States Supreme Court. While unsuccessful to date, an adverse ruling in such cases would likely result in increased regulation and costs for GHG emitters, including PacifiCorp's generating facilities.

Renewable Portfolio Standards

Each state's RPS described below could significantly impact PacifiCorp's consolidated financial results. Resources that meet the qualifying electricity requirements under each RPS vary from state to state. Each state's RPS requires some form of compliance reporting and PacifiCorp can be subject to penalties in the event of noncompliance. PacifiCorp believes it is in material compliance with all applicable RPS laws and regulations.

Washington's Energy Independence Act establishes a renewable energy target for qualifying electric utilities, including PacifiCorp. The requirements are 3% of retail sales by January 1, 2012 through 2015, 9% of retail sales by January 1, 2016 through 2019 and 15% of retail sales by January 1, 2020 and thereafter. In April 2013, Washington State Senate Bill No. 5400 ("SB 5400") was signed into law. SB 5400 expands the geographic area in which eligible renewable resources may be located to beyond the Pacific Northwest, allowing renewable resources located in all states served by PacifiCorp to qualify. SB 5400 also provides PacifiCorp with additional flexibility and options to meet Washington's renewable mandates.

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

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. PacifiCorp's Dave Johnston generating facility withdraws more than two million gallons per day of water from waters of the United States for once-through cooling applications. PacifiCorp's Jim Bridger, Naughton, Gadsby, Hunter, Carbon and Huntington generating facilities currently utilize closed cycle cooling towers but withdraw more than two million gallons of water per day. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013 and then again to January 2014. Currently, the EPA is under an agreement to issue its final rule no later than April 17, 2014. Until the final rule is released, it cannot be determined when PacifiCorp's generating facilities impacted by the final rule will be required to complete impingement and entrainment studies to assess compliance options. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that PacifiCorp's existing intake structures require modification, the costs are not anticipated to be significant to the consolidated financial statements.

In June 2013, the EPA published proposed effluent limitation guidelines and standards for the steam electric power generating sector. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions have changed the effluent discharged from coal- and natural gas-fueled generating facilities. The EPA expects the final rule to be published in May 2014. It is likely that the new guidelines will impose more stringent limits on wastewater discharges from coal-fueled generating facilities and ash and scrubber ponds. However, until the revised guidelines are finalized, PacifiCorp cannot predict the impact on its generating facilities.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. The public comment period closed in November 2010. The EPA has indicated the rule will be finalized by December 19, 2014; however, at this time, the substance of the final rule is not known. In briefs filed in litigation pending in the D.C. Circuit to force the EPA to meet a deadline to issue final coal combustion byproduct rules, the EPA indicated it needs until at least the end of 2014 to review comments, formulate a risk assessment and coordinate the rule with the effluent limit guidelines. Efforts have continued in the United States Congress to pass legislation precluding the EPA from regulating coal combustion byproducts as a hazardous waste under RCRA Subtitle C; however, to date, none of these efforts have resulted in legislation passing both houses of the United States Congress.

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

The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time; however, PacifiCorp has begun developing surface impoundment and landfill compliance plan options to ensure that physical infrastructure decisions are aligned with the potential outcomes of the rulemaking. It is believed that the EPA will, in its final rulemaking, continue to allow the beneficial use of ash. An assessment released in February 2014 by the EPA indicates that encapsulated beneficial reuse of coal ash in concrete and wallboard products is acceptable after concluding the potential for release of hazardous constituents was at or below levels for products not containing coal ash. In the event that beneficial use is precluded, PacifiCorp will incur increased disposal costs and reduced revenues from the sale of ash, though such impacts are not anticipated to be material as long as the final rules allow disposal under Subtitle D.

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

•
The FERC evaluates hydroelectric systems to ensure environmental impacts are minimized, including the issuance of environmental impact statements for licensed projects both initially and upon relicensing. The FERC monitors the hydroelectric facilities for compliance with the license terms and conditions, which include environmental provisions. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for information regarding the relicensing of PacifiCorp's Klamath River hydroelectric system.

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

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2013, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2013, PacifiCorp would have been required to post $236 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating markets and firms not previously regulated, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are and have been subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, many of which have been completed and others that are expected to be finalized in 2014.

PacifiCorp is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of position limits, mandatory clearing, exchange trading, capital, margin, reporting, recordkeeping and business conduct requirements. Many of these requirements are primarily for "swap dealers" and "major swap participants," but many of these also impose some requirements on almost all market participants, including PacifiCorp. The Dodd-Frank Reform Act provides certain exemptions from many of these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses. PacifiCorp qualifies or believes it will qualify for many of these exemptions. PacifiCorp generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging or mitigating commercial risk and has determined that it is not a swap dealer or major swap participant. The outcome of pending and remaining Dodd-Frank Reform Act rulemaking proceedings cannot be predicted but requirements resulting from these proceedings could directly impact PacifiCorp or could have impacts to energy and other markets in general that could have an impact on PacifiCorp's consolidated financial results.

Limitations

In addition to PacifiCorp's capital structure objectives, its debt capacity is also governed by its contractual and regulatory commitments.

PacifiCorp's revolving credit and other financing agreements contain customary covenants and default provisions, including a covenant not to exceed a specified debt-to-capitalization ratio of 0.65 to 1.0 as of the last day of each fiscal quarter. Management believes that PacifiCorp could have borrowed an additional $7.6 billion as of December 31, 2013 without exceeding this threshold. Any additional borrowings would be subject to market conditions, and amounts may be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements.

The state regulatory orders that authorized the acquisition by MEHC contain restrictions on PacifiCorp's ability to pay common dividends to the extent that they would reduce PacifiCorp's common stock equity below specified percentages of defined capitalization. As of December 31, 2013, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to MEHC or PPW Holdings without prior state regulatory approval to the extent that it would reduce PacifiCorp's common stock equity below 44% of its total capitalization, excluding short-term debt and current maturities of long-term debt. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by MEHC as common equity. As of December 31, 2013, PacifiCorp's actual common stock equity percentage, as calculated under this measure, was 54.1%, and management believes that PacifiCorp could have declared a dividend of $2.6 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings or MEHC if PacifiCorp's senior unsecured debt is rated BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2013, PacifiCorp met the minimum required senior unsecured debt ratings for making distributions.

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

Accounting for the Effects of Certain Types of Regulation

PacifiCorp prepares its financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, PacifiCorp defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in rates occur.

PacifiCorp continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit PacifiCorp's ability to recover its costs. PacifiCorp believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future rates, the related regulatory assets and liabilities will be written off to net income or re-established as accumulated other comprehensive income (loss) ("AOCI"). Total regulatory assets were $1.384 billion and total regulatory liabilities were $934 million as of December 31, 2013. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's regulatory assets and liabilities.

Derivatives

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. PacifiCorp employs a number of different derivative contracts, which may include forwards, options, swaps and other agreements, to manage its commodity price and interest rate risk. PacifiCorp does not hedge all of these risks, thereby exposing the unhedged portion to changes in market prices. As of December 31, 2013, PacifiCorp had no derivative contracts outstanding related to interest rate risk. Refer to Notes 11 and 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's derivative contracts.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by accounting principles generally accepted in the United States of America. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. As of December 31, 2013, PacifiCorp had a net derivative liability of $57 million related to contracts valued using either quoted prices or forward price curves based upon observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are critical, since any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2013, PacifiCorp had a net derivative asset of $2 million related to contracts where PacifiCorp uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

PacifiCorp's derivative contracts are probable of inclusion in rates and changes in the estimated fair value of derivative contracts are generally recorded as regulatory assets. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2013, PacifiCorp had $55 million recorded as a regulatory asset related to derivative contracts on the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits

PacifiCorp sponsors defined benefit pension and other postretirement benefit plans that cover the majority of its employees. In addition, PacifiCorp contributes to a joint trustee plan and a subsidiary contributes to a multiemployer plan for benefits offered to certain bargaining units. PacifiCorp recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2013, PacifiCorp recognized a net liability totaling $171 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2013, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets and AOCI totaled $390 million and $(15) million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. PacifiCorp believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for disclosures about PacifiCorp's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2013.

PacifiCorp chooses a discount rate based upon high quality debt security investment yields in effect as of the measurement date that corresponds to the expected benefit period. The pension and other postretirement benefit liabilities increase as the discount rate is reduced.

In establishing its assumption as to the expected long-term rate of return on plan assets, PacifiCorp utilizes the expected asset allocation and return assumptions for each asset class based on forward-looking views of the financial markets and historical performance. Pension and other postretirement benefits expense increases as the expected long-term rate of return on plan assets decreases. PacifiCorp regularly reviews its actual asset allocations and rebalances its investments to its targeted allocations when considered appropriate.

PacifiCorp chooses a healthcare cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The healthcare cost trend rate is assumed to gradually decline to 5% by 2019, at which point the rate of increase is assumed to remain constant. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for healthcare cost trend rate sensitivity disclosures.

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

			Other Postretirement
	Pension Plans		Benefit Plan
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2013 Benefit Obligations:
Discount rate	$(63)	$69	$(32)	$35

Effect on 2013 Periodic Cost:
Discount rate	$(4)	$4	$(3)	$3
Expected rate of return on plan assets	(5)	5	(2)	2

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

Income Taxes

In determining PacifiCorp's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by PacifiCorp's various regulatory jurisdictions. PacifiCorp's income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. PacifiCorp recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that is more likely than not of being realized upon ultimate settlement. Although the ultimate resolution of PacifiCorp's federal, state and local income tax examinations is uncertain, PacifiCorp believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on PacifiCorp's consolidated financial results. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's income taxes.

PacifiCorp is required to pass income tax benefits and expense related to certain property-related basis differences and other various differences on to its customers. As of December 31, 2013, these amounts were recognized as a regulatory asset of $461 million and a regulatory liability of $21 million and will be included in rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $258 million as of December 31, 2013. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

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

PacifiCorp's VaR computations utilize several key assumptions. The calculation includes short-term commodity contracts, the expected resource and demand obligations from PacifiCorp's long-term contracts, the expected generation levels from PacifiCorp's generation assets and the expected retail and wholesale load levels. The portfolio reflects flexibility contained in contracts and assets, which accommodate the normal variability in PacifiCorp's demand obligations and generation availability. These contracts and assets are valued to reflect the variability PacifiCorp experiences as a load-serving entity. Contracts or assets that contain flexible elements are often referred to as having embedded options or option characteristics. These options provide for energy volume changes that are sensitive to market price changes. Therefore, changes in the option values affect the energy position of the portfolio with respect to market prices, and this effect is calculated daily. When measuring portfolio exposure through VaR, these position changes that result from the option sensitivity are held constant through the historical simulation. PacifiCorp's VaR methodology is based on a 36-month forward position, 95% confidence interval and one-day holding period.

As of December 31, 2013, PacifiCorp's estimated potential one-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 36 months was $12 million, as measured by the VaR computations described above. The minimum, average and maximum daily VaR (one-day holding periods) were as follows for the year ended December 31 (in millions):

2013

Minimum VaR (measured)	$9
Average VaR (calculated)	11
Maximum VaR (measured)	15

PacifiCorp maintained compliance with its VaR limit procedures during the year ended December 31, 2013. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed estimated VaR levels.

Fair Value of Derivatives

The table that follows summarizes PacifiCorp's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $12 million and $55 million as of December 31, 2013 and 2012, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2013:
Total commodity derivative contracts	$(55)	$(6)	$(104)

As of December 31, 2012:
Total commodity derivative contracts	$(121)	$(93)	$(149)

PacifiCorp's commodity derivative contracts are generally recoverable from customers in rates; therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose PacifiCorp to earnings volatility. As of December 31, 2013 and 2012, a regulatory asset of $55 million and $121 million, respectively, was recorded related to the net derivative liability of $55 million and $121 million, respectively. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher or the level of wholesale electricity sales are lower than what is included in rates, including the impacts of adjustment mechanisms.

Interest Rate Risk

PacifiCorp is exposed to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, PacifiCorp's fixed-rate long-term debt does not expose PacifiCorp to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if PacifiCorp were to reacquire all or a portion of these instruments prior to their maturity. PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. The nature and amount of PacifiCorp's short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 6, 7 and 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of PacifiCorp's short- and long-term debt.

As of December 31, 2013 and 2012, PacifiCorp had short- and long-term variable-rate obligations totaling $597 million and $655 million, respectively, that expose PacifiCorp to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to PacifiCorp's variable-rate debt as of December 31, 2013 is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on PacifiCorp's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2013 and 2012.

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

As of December 31, 2013, PacifiCorp's aggregate credit exposure from wholesale activities totaled $241 million, based on settlement and mark-to-market exposures, net of collateral. As of December 31, 2013, $232 million, or 96%, of PacifiCorp's credit exposure was with counterparties having investment grade credit ratings by either Moody's Investor Service or Standard & Poor's Rating Services. As of December 31, 2013, two counterparties comprised $172 million, or 71%, of the aggregate credit exposure. The two counterparties are rated investment grade by Moody's Investor Service and Standard & Poor's Rating Services, and PacifiCorp is not aware of any factors that would likely result in a downgrade of the counterparties' credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PacifiCorp
Portland, Oregon

We have audited the accompanying consolidated balance sheets of PacifiCorp and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PacifiCorp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 3, 2014

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$53	$80
Accounts receivable, net	700	671
Inventories:
Materials and supplies	213	202
Fuel	241	266
Deferred income taxes	66	112
Regulatory assets	94	62
Other current assets	75	75
Total current assets	1,442	1,468

Property, plant and equipment, net	18,507	18,057
Regulatory assets	1,290	1,773
Other assets	420	430

Total assets	$21,659	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2013	2012

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$504	$467
Income taxes payable	22	48
Accrued employee expenses	79	77
Accrued interest	110	113
Accrued property and other taxes	58	54
Current portion of long-term debt and capital lease obligations	238	267
Regulatory liabilities	55	62
Other current liabilities	208	196
Total current liabilities	1,274	1,284

Regulatory liabilities	879	851
Long-term debt and capital lease obligations	6,639	6,594
Deferred income taxes	4,359	4,168
Other long-term liabilities	721	1,187
Total liabilities	13,872	14,084

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock	2	41
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,315	3,136
Accumulated other comprehensive loss, net	(9)	(12)
Total shareholders' equity	7,787	7,644

Total liabilities and shareholders' equity	$21,659	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Operating revenue	$5,147	$4,882	$4,586

Operating costs and expenses:
Energy costs	1,924	1,818	1,636
Operations and maintenance	1,114	1,242	1,103
Depreciation and amortization	675	640	611
Taxes, other than income taxes	170	161	152
Total operating costs and expenses	3,883	3,861	3,502

Operating income	1,264	1,021	1,084

Other income (expense):
Interest expense	(379)	(380)	(392)
Allowance for borrowed funds	29	29	25
Allowance for equity funds	57	58	47
Other, net	8	6	4
Total other income (expense)	(285)	(287)	(316)

Income before income tax expense	979	734	768
Income tax expense	297	197	213
Net income	$682	$537	$555

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Net income	$682	$537	$555

Other comprehensive income (loss), net of tax —
Unrecognized amounts on retirement benefits, net of tax of $1, $(2) and $(1)	3	(3)	(2)

Comprehensive income	$685	$534	$553

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2010	$41	$—	$4,479	$2,798	$(7)	$7,311
Net income	—	—	—	555	—	555
Other comprehensive loss	—	—	—	—	(2)	(2)
Preferred stock dividends declared	—	—	—	(2)	—	(2)
Common stock dividends declared	—	—	—	(550)	—	(550)
Balance, December 31, 2011	41	—	4,479	2,801	(9)	7,312
Net income	—	—	—	537	—	537
Other comprehensive loss	—	—	—	—	(3)	(3)
Preferred stock dividends declared	—	—	—	(2)	—	(2)
Common stock dividends declared	—	—	—	(200)	—	(200)
Balance, December 31, 2012	41	—	4,479	3,136	(12)	7,644
Net income	—	—	—	682	—	682
Other comprehensive income	—	—	—	—	3	3
Preferred stock dividends declared	—	—	—	(2)	—	(2)
Common stock dividends declared	—	—	—	(500)	—	(500)
Redemption of preferred stock	(39)	—	—	(1)	—	(40)
Balance, December 31, 2013	$2	$—	$4,479	$3,315	$(9)	$7,787

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$682	$537	$555
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	675	640	611
Deferred income taxes and amortization of investment tax credits	230	312	374
Changes in regulatory assets and liabilities	(32)	1	(23)
Other, net	(36)	(32)	(25)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(7)	(17)	(42)
Derivative collateral, net	43	68	4
Inventories	14	(35)	(59)
Income taxes, net	(26)	118	275
Accounts payable and other liabilities	10	35	(34)
Net cash flows from operating activities	1,553	1,627	1,636

Cash flows from investing activities:
Capital expenditures	(1,065)	(1,346)	(1,506)
Other, net	16	4	(23)
Net cash flows from investing activities	(1,049)	(1,342)	(1,529)

Cash flows from financing activities:
Proceeds from long-term debt	299	749	399
Repayments and redemptions of long-term debt and capital lease obligations	(284)	(102)	(588)
Net (repayments of) proceeds from short-term debt	—	(688)	652
Redemption of preferred stock	(40)	—	—
Common stock dividends	(500)	(200)	(550)
Preferred stock dividends	(2)	(2)	(2)
Other, net	(4)	(9)	(2)
Net cash flows from financing activities	(531)	(252)	(91)

Net change in cash and cash equivalents	(27)	33	16
Cash and cash equivalents at beginning of period	80	47	31
Cash and cash equivalents at end of period	$53	$80	$47

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Operations

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric utility company serving retail customers, including residential, commercial, industrial, irrigation and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of MidAmerican Energy Holdings Company ("MEHC"), a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

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

Accounting for the Effects of Certain Types of Regulation

PacifiCorp prepares its financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, PacifiCorp defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in rates occur.

PacifiCorp continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit PacifiCorp's ability to recover its costs. PacifiCorp believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future rates, the related regulatory assets and liabilities will be written off to net income or re-established as accumulated other comprehensive income (loss) ("AOCI").

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

Investments

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. As of December 31, 2013 and 2012, PacifiCorp had no unrealized gains and losses on available-for-sale securities.

PacifiCorp utilizes the equity method of accounting with respect to investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances which demonstrate the ability to exercise significant influence is restricted. In applying the equity method, PacifiCorp records the investment at cost and subsequently increases or decreases the carrying value of the investment by PacifiCorp's proportionate share of the net earnings or losses and other comprehensive income (loss) ("OCI") of the investee. PacifiCorp records dividends or other equity distributions as reductions in the carrying value of the investment.

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

	2013	2012	2011

Beginning balance	$9	$9	$8
Charged to operating costs and expenses, net	13	14	13
Write-offs, net	(14)	(14)	(12)
Ending balance	$8	$9	$9

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

Debt and equity AFUDC, which represents the estimated costs of debt and equity funds necessary to finance the construction of property, plant and equipment, is capitalized as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. AFUDC is computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, PacifiCorp is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets.

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

Revenue Recognition

Revenue is recognized as electricity is delivered or services are provided. Revenue recognized includes billed, as well as unbilled, amounts. As of December 31, 2013 and 2012, unbilled revenue was $258 million and $251 million, respectively, and is included in accounts receivable, net on the Consolidated Balance Sheets. Rates charged are established by regulators or contractual arrangements.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that PacifiCorp is required to pass on to its customers are charged or credited directly to a regulatory asset or liability. These amounts were recognized as regulatory assets of $461 million and $456 million as of December 31, 2013 and 2012, respectively, and regulatory liabilities of $21 million as of December 31, 2013 and 2012, and will be included in rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions. Investment tax credits are included in other long-term liabilities on the Consolidated Balance Sheets and were $32 million and $34 million as of December 31, 2013 and 2012, respectively.

In determining PacifiCorp's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by PacifiCorp's various regulatory jurisdictions. PacifiCorp's income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. PacifiCorp recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that is more likely than not of being realized upon ultimate settlement. Although the ultimate resolution of PacifiCorp's federal, state and local income tax examinations is uncertain, PacifiCorp believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on PacifiCorp's consolidated financial results. PacifiCorp's unrecognized tax benefits are primarily included in other long-term liabilities on the Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

Segment Information

PacifiCorp currently has one segment, which includes its regulated electric utility operations.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, which amends FASB Accounting Standards Codification ("ASC") Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. PacifiCorp adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2013	2012
Property, plant and equipment:
Generation	20 - 80 years	$11,058	$10,952
Transmission	25 - 75 years	5,235	4,732
Distribution	20 - 65 years	6,030	5,859
Intangible plant(1)	5 - 65 years	857	850
Other	5 - 50 years	1,688	1,631
Property, plant and equipment in service		24,868	24,024
Accumulated depreciation and amortization		(7,686)	(7,222)
Net property, plant and equipment in service		17,182	16,802
Construction work-in-progress		1,325	1,255
Total property, plant and equipment, net		$18,507	$18,057

(1)	Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

The average depreciation and amortization rate applied to depreciable property, plant and equipment was 2.8% for each of the years ended December 31, 2013, 2012 and 2011.

In January 2013, PacifiCorp filed applications for depreciation rate changes with the Utah Public Service Commission ("UPSC"), the Oregon Public Utility Commission ("OPUC"), the Wyoming Public Service Commission ("WPSC"), the Washington Utilities and Transportation Commission ("WUTC") and the Idaho Public Utilities Commission ("IPUC") based on PacifiCorp's most recent depreciation study. PacifiCorp received approval from the state commissions to change the depreciation rates effective January 1, 2014. The approved depreciation rates will result in an estimated annual increase in depreciation expense of $40 million on a total company basis based on the depreciable plant balances as of December 31, 2013 included in the study.

Unallocated Acquisition Adjustments

PacifiCorp has unallocated acquisition adjustments that represent the excess of costs of the acquired interests in property, plant and equipment purchased from the entity that first devoted the assets to utility service over their net book value in those assets. These unallocated acquisition adjustments included in other property, plant and equipment had an original cost of $159 million as of December 31, 2013 and 2012 and accumulated depreciation of $118 million and $113 million as of December 31, 2013 and 2012, respectively.

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

The amounts shown in the table below represent PacifiCorp's share in each jointly owned facility as of December 31, 2013 (dollars in millions):

		Facility	Accumulated	Construction
	PacifiCorp	in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Jim Bridger Nos. 1 - 4	67%	$1,121	$511	$19
Hunter No. 1	94	394	150	54
Hunter No. 2	60	293	84	—
Wyodak	80	450	166	1
Colstrip Nos. 3 and 4	10	227	122	4
Hermiston (1)	50	173	61	1
Craig Nos. 1 and 2 (2)	19	323	195	2
Hayden No. 1	25	55	25	6
Hayden No. 2	13	32	17	2
Foote Creek	79	37	21	—
Transmission and distribution facilities	Various	341	61	3
Total		$3,446	$1,413	$92

(1)	As discussed in Note 17, PacifiCorp has contracted to purchase the remaining 50% of the output of the Hermiston generating facility.

(2)	Includes unallocated acquisition adjustments of $141 million related to Facility in Service and $102 million related to Accumulated Depreciation and Amortization.

(5)    Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future rates. PacifiCorp's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2013	2012

Deferred income taxes(1)	33 years	$461	$456
Employee benefit plans(2)	9 years	390	776
Unamortized contract values	8 years	146	166
Deferred net power costs	2 years	139	135
Unrealized loss on derivative contracts	4 years	55	121
Other	Various	193	181
Total regulatory assets		$1,384	$1,835

Reflected as:
Current assets		$94	$62
Noncurrent assets		1,290	1,773
Total regulatory assets		$1,384	$1,835

(1)	Amounts primarily represent income tax benefits and expense related to certain property-related basis differences and other various items that PacifiCorp is required to pass on to its customers.

(2)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in rates when recognized.

PacifiCorp had regulatory assets not earning a return on investment of $1.244 billion and $1.618 billion as of December 31, 2013 and 2012, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. PacifiCorp's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2013	2012

Cost of removal(1)	33 years	$843	$810
Deferred income taxes	Various	21	21
Other	Various	70	82
Total regulatory liabilities		$934	$913

Reflected as:
Current liabilities		$55	$62
Noncurrent liabilities		879	851
Total regulatory liabilities		$934	$913

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(6)    Short-term Debt and Other Financing Agreements

The following table summarizes PacifiCorp's availability under its revolving credit facilities as of December 31 (in millions):

2013:
Revolving credit facilities	$1,200
Less:
Short-term debt	—
Letters of credit and tax-exempt bond support	(321)
Net revolving credit facilities	$879

2012:
Revolving credit facilities	$1,230
Less:
Short-term debt	—
Letters of credit	(602)
Net revolving credit facilities	$628

In March 2013, PacifiCorp replaced its $630 million unsecured revolving credit facility, which had been set to expire in July 2013, with a $600 million unsecured revolving credit facility expiring in March 2018. Additionally, PacifiCorp has a $600 million unsecured revolving credit facility expiring in June 2017. These credit facilities, which support PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provide for the issuance of letters of credit, have a variable interest rate based on the London Interbank Offered Rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. These credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter. As of December 31, 2013, PacifiCorp was in compliance with the covenants of its credit facilities.

As of December 31, 2013 and 2012, PacifiCorp had $559 million and $602 million, respectively, of fully available letters of credit issued under committed arrangements, of which $270 million and $602 million, respectively, were issued under the revolving credit facilities. These letters of credit support PacifiCorp's variable-rate tax-exempt bond obligations and certain collateral requirements of commodity contracts and expire through March 2015.

As of December 31, 2013, PacifiCorp had approximately $16 million of additional letters of credit issued on its behalf to provide credit support for certain transactions as required by third parties. These letters of credit were all undrawn as of December 31, 2013 and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

(7)    Long-term Debt and Capital Lease Obligations

PacifiCorp's long-term debt and capital lease obligations were as follows as of December 31 (in millions):

	2013			2012
			Average		Average
	Principal	Carrying	Interest	Carrying	Interest
	Amount	Value	Rate	Value	Rate

First mortgage bonds:
5.0% to 8.7%, due through 2018	$721	$721	5.5%	$941	5.6%
3.0% to 8.5%, due 2019 to 2023	1,824	1,821	4.5	1,522	4.8
6.7% due 2026	100	100	6.7	100	6.7
7.7% due 2031	300	299	7.7	299	7.7
5.3% to 6.4%, due 2034 to 2038	2,350	2,346	6.0	2,346	6.0
4.1% to 6.0%, due 2039 to 2042	950	944	5.4	943	5.4
Tax-exempt bond obligations:
Variable rates, due 2013(1)(2)	—	—	—	41	0.14
Variable rates, due 2014 to 2025(2)	325	325	0.17	325	0.15
Variable rates, due 2016 to 2024(1)(2)	221	221	0.06	221	0.15
Variable rates, due 2014 to 2025(1)(3)	51	51	0.22	68	4.02
Total long-term debt	6,842	6,828		6,806
Capital lease obligations:
8.75% to 14.61%, due through 2036	49	49	11.47	55	11.30
Total long-term debt and capital lease
obligations	$6,891	$6,877		$6,861

Reflected as:
	2013	2012

Current portion of long-term debt and capital lease obligations	$238	$267
Long-term debt and capital lease obligations	6,639	6,594
Total long-term debt and capital lease obligations	$6,877	$6,861

(1)
Secured by pledged first mortgage bonds registered to and held by the tax-exempt bond trustee generally with the same interest rates, maturity dates and redemption provisions as the tax-exempt bond obligations.

(2)	Supported by $559 million and $601 million of fully available letters of credit issued under committed bank arrangements as of December 31, 2013 and 2012, respectively.

(3)
Interest rates were fixed at 3.90% to 4.13% as of December 31, 2012 and were scheduled to reset to variable or fixed in June 2013. In June 2013, $17 million of these tax-exempt bond obligations were redeemed and retired prior to their scheduled 2014 maturity date. The interest rates for the remaining $51 million were reset to variable interest rates.

PacifiCorp's long-term debt generally includes provisions that allow PacifiCorp to redeem the first mortgage bonds in whole or in part at any time through the payment of a make-whole premium. Variable-rate tax-exempt bond obligations are generally redeemable at par value.

In June 2013, PacifiCorp issued $300 million of 2.95% First Mortgage Bonds due June 2023. The net proceeds were used to fund capital expenditures and for general corporate purposes, including a portion of the common stock dividend paid to PPW Holdings LLC, a wholly owned subsidiary of MEHC and PacifiCorp's direct parent company ("PPW Holdings"), in June 2013.

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $550 million of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement filed with the United States Securities and Exchange Commission expected to provide for future first mortgage bond issuances through October 2016.

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $24 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2013.

PacifiCorp has entered into long-term agreements that qualify as capital leases and expire at various dates through October 2036 for transportation services, power purchase agreements, real estate and for the use of certain equipment. The transportation services agreements included as capital leases are for the right to use pipeline facilities to provide natural gas to three of PacifiCorp's generating facilities. Net capital lease assets of $49 million and $55 million as of December 31, 2013 and 2012, respectively, were included in property, plant and equipment, net in the Consolidated Balance Sheets.

As of December 31, 2013, the annual maturities of long-term debt and capital lease obligations, excluding unamortized discounts and including interest on capital lease obligations, for 2014 and thereafter are as follows (in millions):

	Long-term	Capital Lease
	Debt	Obligations	Total

2014	$236	$8	$244
2015	122	7	129
2016	57	7	64
2017	52	11	63
2018	586	7	593
Thereafter	5,789	61	5,850
Total	6,842	101	6,943
Unamortized discount	(14)	—	(14)
Amounts representing interest	—	(52)	(52)
Total	$6,828	$49	$6,877

(8)    Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2013	2012	2011

Current:
Federal	$54	$(112)	$(151)
State	13	(3)	(10)
Total	67	(115)	(161)

Deferred:
Federal	204	283	338
State	29	33	40
Total	233	316	378

Investment tax credits	(3)	(4)	(4)
Total income tax expense	$297	$197	$213

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2013	2012	2011

Federal statutory income tax rate	35%	35%	35%
State income taxes, net of federal income tax benefit	3	3	2
Federal income tax credits(1)	(7)	(9)	(10)
Other	(1)	(2)	1
Effective income tax rate	30%	27%	28%

(1)
Primarily attributable to the impact of federal renewable electricity production tax credits for qualifying wind-powered generating facilities that extend 10 years from the date the facilities were placed in service.

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2013	2012

Deferred income tax assets:
Regulatory liabilities	$355	$346
Employee benefits	98	219
Derivative contracts and unamortized contract values	76	109
State carryforwards	68	69
Loss contingencies	67	61
Asset retirement obligations	48	46
Other	86	106
	798	956
Deferred income tax liabilities:
Property, plant and equipment	(4,528)	(4,269)
Regulatory assets	(525)	(695)
Other	(38)	(48)
	(5,091)	(5,012)
Net deferred income tax liability	$(4,293)	$(4,056)

Reflected as:
Deferred income taxes - current assets	$66	$112
Deferred income taxes - noncurrent liabilities	(4,359)	(4,168)
	$(4,293)	$(4,056)

The following table provides PacifiCorp's net operating loss and tax credit carryforwards and expiration dates as of December 31, 2013 (in millions):

State

Net operating loss carryforwards	$1,451
Deferred income taxes on net operating loss carryforwards	$52
Expiration dates	2014 - 2032

Tax credit carryforwards	$16
Expiration dates	2014 - indefinite

The United States Internal Revenue Service has effectively settled its examination of PacifiCorp's income tax returns through December 31, 2009. State agencies have closed their examinations of PacifiCorp's income tax returns through March 31, 2003, except for the 1995 and 1997 tax years in Utah.

As of December 31, 2013 and 2012, PacifiCorp had unrecognized tax benefits totaling $13 million and $47 million, respectively, related to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect PacifiCorp's effective income tax rate.

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

Pension and Other Postretirement Benefit Plans

PacifiCorp's pension plans include a non-contributory defined benefit pension plan, the PacifiCorp Retirement Plan ("Retirement Plan"), and the Supplemental Executive Retirement Plan ("SERP"). The Retirement Plan is closed to all non-union employees hired after January 1, 2008. The SERP was closed to new participants as of March 21, 2006. All non-union Retirement Plan participants hired prior to January 1, 2008 that did not elect to receive equivalent fixed contributions to the 401(k) Plan effective January 1, 2009 continue to earn benefits based on a cash balance formula. In general for union employees, benefits under the Retirement Plan were frozen at various dates from December 31, 2007 through December 31, 2011 as they are now being provided with enhanced 401(k) Plan benefits. However, certain limited union Retirement Plan participants continue to earn benefits under the Retirement Plan based on the employee's years of service and a final average pay formula.

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

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2013	2012	2011	2013	2012	2011

Service cost	$6	$7	$10	$9	$7	$7
Interest cost	54	61	63	25	28	31
Expected return on plan assets	(74)	(74)	(75)	(30)	(30)	(30)
Net amortization	48	34	20	8	4	18
Net periodic benefit cost	$34	$28	$18	$12	$9	$26

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2013	2012	2013	2012

Plan assets at fair value, beginning of year	$1,012	$931	$424	$384
Employer contributions	63	49	8	9
Participant contributions	—	—	7	7
Actual return on plan assets	213	120	86	52
Benefits paid	(117)	(88)	(39)	(28)
Plan assets at fair value, end of year	$1,171	$1,012	$486	$424

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2013	2012	2013	2012

Benefit obligation, beginning of year	$1,391	$1,291	$632	$575
Service cost	6	7	9	7
Interest cost	54	61	25	28
Participant contributions	—	—	7	7
Actuarial (gain) loss	(104)	120	(36)	43
Benefits paid	(117)	(88)	(39)	(28)
Benefit obligation, end of year	$1,230	$1,391	$598	$632
Accumulated benefit obligation, end of year	$1,229	$1,390

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2013	2012	2013	2012

Plan assets at fair value, end of year	$1,171	$1,012	$486	$424
Less - Benefit obligation, end of year	1,230	1,391	598	632
Funded status	$(59)	$(379)	$(112)	$(208)

Amounts recognized on the Consolidated Balance Sheets:
Other current liabilities	$(4)	$(4)	$—	$—
Other long-term liabilities	(55)	(375)	(112)	(208)
Amounts recognized	$(59)	$(379)	$(112)	$(208)

The SERP has no plan assets; however, PacifiCorp has a Rabbi trust that holds corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trust, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $48 million and $44 million as of December 31, 2013 and 2012, respectively. These assets are not included in the plan assets in the above table, but are reflected in noncurrent other assets on the Consolidated Balance Sheets.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2013	2012	2013	2012

Net loss	$361	$660	$108	$214
Prior service credit	(29)	(37)	(33)	(40)
Regulatory deferrals	(4)	(5)	2	3
Total	$328	$618	$77	$177

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2013 and 2012 is as follows (in millions):

		Accumulated
		Other
	Regulatory	Comprehensive
	Asset	Loss	Total
Pension
Balance, December 31, 2011	$564	$14	$578
Net loss arising during the year	68	6	74
Net amortization	(33)	(1)	(34)
Total	35	5	40
Balance, December 31, 2012	599	19	618
Net gain arising during the year	(239)	(3)	(242)
Net amortization	(47)	(1)	(48)
Total	(286)	(4)	(290)
Balance, December 31, 2013	$313	$15	$328

Regulatory
Asset
Other Postretirement
Balance, December 31, 2011	$163
Net loss arising during the year	18
Net amortization	(4)
Total	14
Balance, December 31, 2012	177
Net gain arising during the year	(92)
Net amortization	(8)
Total	(100)
Balance, December 31, 2013	$77

The net loss, prior service credit and regulatory deferrals that will be amortized in 2014 into net periodic benefit cost are estimated to be as follows (in millions):

	Net	Prior Service	Regulatory
	Loss	Credit	Deferrals	Total

Pension	$38	$(8)	$(1)	$29
Other postretirement	9	(7)	—	2
Total	$47	$(15)	$(1)	$31

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2013	2012	2011	2013	2012	2011

Benefit obligations as of December 31:
Discount rate	4.80%	4.05%	4.90%	4.90%	4.10%	4.95%
Rate of compensation increase	3.00	3.00	3.50	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	4.05%	4.90%	5.35%	4.10%	4.95%	5.45%
Expected return on plan assets	7.50	7.50	7.50	7.50	7.50	7.50
Rate of compensation increase	3.00	3.50	3.50	N/A	N/A	N/A

In establishing its assumption as to the expected return on plan assets, PacifiCorp utilizes the expected asset allocation and return assumptions for each asset class based on forward-looking views of the financial markets and historical performance.

	2013	2012
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2019	2018

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	Increase (Decrease)
	One Percentage-Point	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost	$4	$(3)
Other postretirement benefit obligation	41	(33)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $10 million and $4 million, respectively, during 2014. Funding to PacifiCorp's Retirement Plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 ("ERISA") and the Pension Protection Act of 2006, as amended ("PPA"). PacifiCorp considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the PPA. PacifiCorp's funding policy for its other postretirement benefit plan is to generally contribute an amount equal to the net periodic benefit cost.

The expected benefit payments to participants in PacifiCorp's pension and other postretirement benefit plans for 2014 through 2018 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
		Other Postretirement
	Pension	Gross	Medicare Subsidy

2014	$102	$38	$—
2015	108	39	—
2016	109	39	—
2017	104	40	—
2018	104	42	—
2019 - 2023	470	210	(3)

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

The target allocations (percentage of plan assets) for PacifiCorp's pension and other postretirement benefit plan assets are as follows as of December 31, 2013:

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

(2)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2013
Cash equivalents	$—	$18	$—	$18
Debt securities:
United States government obligations	13	—	—	13
International government obligations	—	1	—	1
Corporate obligations	—	48	—	48
Municipal obligations	—	8	—	8
Agency, asset and mortgage-backed obligations	—	50	—	50
Equity securities:
United States companies	489	—	—	489
International companies	16	—	—	16
Investment funds(2)	215	227	—	442
Limited partnership interests(3)	—	—	86	86
Total	$733	$352	$86	$1,171

As of December 31, 2012
Cash equivalents	$1	$8	$—	$9
Debt securities:
United States government obligations	48	—	—	48
International government obligations	—	67	—	67
Corporate obligations	—	64	—	64
Municipal obligations	—	7	—	7
Agency, asset and mortgage-backed obligations	—	34	—	34
Equity securities:
United States companies	383	—	—	383
International companies	7	—	—	7
Investment funds(2)	112	185	—	297
Limited partnership interests(3)	—	—	96	96
Total	$551	$365	$96	$1,012

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 50% and 50%, respectively, for 2013 and 60% and 40%, respectively, for 2012, and are invested in United States and international securities of approximately 42% and 58%, respectively, for 2013 and 2012.

(3)	Limited partnership interests include several funds that invest primarily in buyout, growth equity, venture capital and real estate.

The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit other postretirement plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2013
Cash and cash equivalents	$3	$1	$—	$4
Debt securities:
United States government obligations	1	—	—	1
Corporate obligations	—	4	—	4
Municipal obligations	—	1	—	1
Agency, asset and mortgage-backed obligations	—	4	—	4
Equity securities:
United States companies	167	—	—	167
International companies	6	—	—	6
Investment funds(2)	173	120	—	293
Limited partnership interests(3)	—	—	6	6
Total	$350	$130	$6	$486

As of December 31, 2012
Cash and cash equivalents	$4	$—	$—	$4
Debt securities:
United States government obligations	4	—	—	4
International government obligations	—	5	—	5
Corporate obligations	—	5	—	5
Municipal obligations	—	1	—	1
Agency, asset and mortgage-backed obligations	—	3	—	3
Equity securities:
United States companies	137	—	—	137
International companies	3	—	—	3
Investment funds(2)	152	103	—	255
Limited partnership interests(3)	—	—	7	7
Total	$300	$117	$7	$424

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 49% and 51%, respectively, for 2013 and 48% and 52%, respectively, for 2012, and are invested in United States and international securities of approximately 70% and 30%, respectively, for 2013 and 66% and 34%, respectively, for 2012.

(3)	Limited partnership interests include several funds that invest primarily in buyout, growth equity, venture capital and real estate.

For level 1 investments, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. For level 2 investments, the fair value is determined using pricing models or unquoted net asset values based on observable market inputs. For level 3 investments, the fair value is determined using unobservable inputs, such as estimated future cash flows, purchase multiples paid in other comparable third-party transactions or other information. Most investments in limited partnership interests are valued at estimated fair value based on the pension and other postretirement benefit plans' proportionate shares of the partnerships' fair value as recorded in the partnerships' most recently available financial statements adjusted for recent activity and estimated returns. The fair values recorded in the partnerships' financial statements are generally determined based on closing public market prices for publicly traded securities and as determined by the general partners for other investments based on factors including estimated future cash flows, purchase multiples paid in other comparable third-party transactions, comparable public company trading multiples and other information. One of the limited partnerships is valued at the unit price calculated by the general partner primarily based on independent appraised values of the underlying property holdings.

The following table reconciles the beginning and ending balances of PacifiCorp's plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

	Limited Partnership Interests
	Pension	Other Postretirement

Balance, December 31, 2010	$84	$7
Actual return on plan assets still held at December 31, 2011	7	1
Purchases, sales, distributions and settlements	(20)	(2)
Balance, December 31, 2011	71	6
Actual return on plan assets still held at December 31, 2012	7	—
Purchases, sales, distributions and settlements	18	1
Balance, December 31, 2012	96	7
Actual return on plan assets still held at December 31, 2013	16	1
Purchases, sales, distributions and settlements	(26)	(2)
Balance, December 31, 2013	$86	$6

Multiemployer and Joint Trustee Pension Plans

PacifiCorp contributes to the PacifiCorp/IBEW Local 57 Retirement Trust Fund ("Local 57 Trust Fund") (plan number 001) and a subsidiary contributes to the United Mine Workers of America 1974 Pension Plan ("UMWA Pension Plan") (plan number 002). Contributions to these pension plans are based on the terms of collective bargaining agreements.

The Local 57 Trust Fund is a joint trustee plan such that the board of trustees is represented by an equal number of trustees from PacifiCorp and the union. The Local 57 Trust Fund was established pursuant to the provisions of the Taft-Hartley Act and although formed with the ability for other employers to participate in the plan, there are no other employers that participate in this plan.

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

		PPA zone status or
		plan funded status percentage for
		plan years beginning July 1,(1)					Contributions(2)
Plan name	Employer Identification Number	2013	2012	2011	Funding improvement plan	Surcharge imposed under PPA	2013	2012	2011	Year contributions to plan exceeded more than 5% of total contributions(3)
UMWA Pension Plan	52-1050282	Seriously Endangered(4)	Seriously Endangered	Seriously Endangered	Implemented	None	$3	$3	$3	None
Local 57 Trust Fund	87-0640888	At least 80%	At least 80%	At least 80%	None	None	$9	$12	$12	2012, 2011, 2010

(1)
Among other factors, multiemployer plans in seriously endangered status are at least 65% but less than 80% funded and have an accumulated funding deficiency for such plan year, or are projected to have such an accumulated funding deficiency for any of the six succeeding plan years.

(2)
PacifiCorp's and its subsidiary's minimum contributions to the plans are based on the amount of wages paid to employees covered by the Local 57 Trust Fund collective bargaining agreements and the number of mining hours worked for the UMWA Pension Plan, respectively, subject to ERISA minimum funding requirements.

(3)
For the UMWA Pension Plan, information is for plan years beginning July 1, 2011 and 2010. Information for the plan years beginning July 1, 2013 and 2012 is not available. For the Local 57 Trust Fund, information is for plan years beginning July 1, 2012, 2011 and 2010. Information for the plan year beginning July 1, 2013 is not yet available.

(4)	If PacifiCorp's subsidiary was to withdraw from the UMWA Pension Plan, a liability of up to an estimated $125 million could be triggered.

The current collective bargaining agreements governing the Local 57 Trust Fund expire in January 2016. Although the collective bargaining agreement governing the UMWA Pension Plan expired in January 2013 and a new agreement has not yet been reached, operations continue under the provisions of the expired agreement.

Defined Contribution Plan

PacifiCorp sponsors a defined contribution plan (401(k) plan) covering substantially all employees. PacifiCorp's contributions are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. PacifiCorp's contributions to the 401(k) plan were $35 million, $36 million and $38 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

PacifiCorp does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. Cost of removal regulatory liabilities totaled $843 million and $810 million as of December 31, 2013 and 2012, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's ARO liabilities for the years ended December 31 (in millions):

	2013	2012

Beginning balance	$127	$123
Change in estimated costs	3	17
Additions	8	4
Retirements	(6)	(22)
Accretion	6	5
Ending balance	$138	$127

Reflected as:
Other current liabilities	$18	$13
Other long-term liabilities	120	114
	$138	$127
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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of December 31, 2013
Not designated as hedging contracts(1):
Commodity assets	$11	$—	$2	$1	$14
Commodity liabilities	(1)	—	(29)	(39)	(69)
Total	10	—	(27)	(38)	(55)

Total derivatives	10	—	(27)	(38)	(55)
Cash collateral receivable	—	—	—	12	12
Total derivatives - net basis	$10	$—	$(27)	$(26)	$(43)

As of December 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$10	$3	$18	$1	$32
Commodity liabilities	(2)	(2)	(122)	(27)	(153)
Total	8	1	(104)	(26)	(121)

Total derivatives	8	1	(104)	(26)	(121)
Cash collateral receivable	—	—	55	—	55
Total derivatives - net basis	$8	$1	$(49)	$(26)	$(66)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of December 31, 2013 and 2012, a regulatory asset of $55 million and $121 million, respectively, was recorded related to the net derivative liability of $55 million and $121 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2013	2012

Beginning balance	$121	$264
Changes in fair value recognized in regulatory assets	15	45
Net gains reclassified to operating revenue	9	38
Net losses reclassified to energy costs	(90)	(226)
Ending balance	$55	$121

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2013	2012

Electricity sales	Megawatt hours	(1)	(1)
Natural gas purchases	Decatherms	120	74
Fuel oil purchases	Gallons	15	16

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2013, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $68 million and $153 million as of December 31, 2013 and 2012, respectively, for which PacifiCorp had posted collateral of $12 million and $56 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2013 and 2012, PacifiCorp would have been required to post $51 million and $73 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2013
Assets:
Commodity derivatives	$—	$12	$2	$(4)	$10
Money market mutual funds(2)	61	—	—	—	61
	$61	$12	$2	$(4)	$71

Liabilities - Commodity derivatives	$—	$(69)	$—	$16	$(53)

As of December 31, 2012
Assets:
Commodity derivatives	$—	$32	$—	$(23)	$9
Money market mutual funds(2)	73	—	—	—	73
	$73	$32	$—	$(23)	$82

Liabilities - Commodity derivatives	$—	$(153)	$—	$78	$(75)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $12 million and $55 million as of December 31, 2013 and 2012, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.
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

The following table reconciles the beginning and ending balances of PacifiCorp's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	2013	2012	2011
Beginning balance	$—	$1	$(345)
Changes in fair value recognized in regulatory assets	1	1	132
Contracts designated as normal purchases or normal sales	—	—	168
Purchases	4	—	—
Settlements	(3)	(2)	46
Ending balance	$2	$—	$1

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

	2013		2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,828	$7,626	$6,806	$8,350

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and plans to vigorously pursue all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. The parties are briefing their positions before the Utah Supreme Court with briefing expected to be completed and oral arguments held by late 2014. As of December 31, 2013, PacifiCorp had accrued $117 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

Sanpete County, Utah Rangeland Fire

In June 2012, a major rangeland fire occurred in Sanpete County, Utah. Certain parties allege that contact between two of PacifiCorp’s transmission lines may have triggered a ground fault that led to the fire. PacifiCorp has engaged experts to review the cause and origin of the fire, as well as to assess the damages. PacifiCorp has accrued its best estimate of the potential loss and believes it is reasonably possible it may incur additional loss beyond the amount accrued. PacifiCorp does not believe the potential additional loss will have a material impact to its consolidated financial results, particularly with PacifiCorp's ability to seek insurance recovery if considered necessary.

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

As of December 31, 2013, PacifiCorp's assets included $103 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs. PacifiCorp has received approvals from the OPUC and the CPUC to depreciate and amortize the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs through the December 2019 expected dam removal date. PacifiCorp also filed for consistent ratemaking treatment in the 2011 and 2013 Washington general rate cases and the treatment was uncontested in both cases. PacifiCorp has received approvals from the UPSC, the WPSC and the IPUC to depreciate and amortize the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs through December 31, 2022.

Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities. PacifiCorp estimates it is obligated to make capital expenditures of approximately $189 million over the next 10 years related to these licenses.

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2013 are as follows (in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Contract type:
Purchased electricity contracts	$119	$116	$100	$76	$72	$503	$986
Fuel contracts	765	570	514	516	451	1,776	4,592
Construction commitments	404	121	37	9	9	37	617
Transmission	115	105	98	87	79	656	1,140
Operating leases and easements	6	5	4	4	4	49	72
Maintenance, service and
other contracts	52	28	16	16	12	79	203
Total commitments	$1,461	$945	$769	$708	$627	$3,100	$7,610

Purchased Electricity Contracts

As part of its energy resource portfolio, PacifiCorp acquires a portion of its electricity through long-term purchases and exchange agreements. PacifiCorp has several power purchase agreements with wind-powered facilities that are not included in the table above as the payments are based on the amount of energy generated and there are no minimum payments. Included in the purchased electricity payments are any power purchase agreements that meet the definition of a lease. Rent expense related to those power purchase agreements that meet the definition of a lease totaled $24 million for 2013, $19 million for 2012 and $28 million for 2011.

Included in the minimum fixed annual payments for purchased electricity above are commitments to purchase electricity from several hydroelectric systems under long-term arrangements with public utility districts. These purchases are made on a "cost-of-service" basis for a stated percentage of system output and for a like percentage of system operating expenses and debt service. These costs are included in energy costs on the Consolidated Statements of Operations. PacifiCorp is required to pay its portion of operating costs and its portion of the debt service, whether or not any electricity is produced. These arrangements accounted for less than 5% of PacifiCorp's 2013, 2012 and 2011 energy sources.

Fuel Contracts

PacifiCorp has "take or pay" coal and natural gas contracts that require minimum payments.

Construction Commitments

PacifiCorp's construction commitments included in the table above relate to firm commitments and include costs associated with investments in emissions control equipment and certain transmission projects.

Transmission

PacifiCorp has agreements for the right to transmit electricity over other entities' transmission lines to facilitate delivery to PacifiCorp's customers.

Operating Leases and Easements

PacifiCorp has non-cancelable operating leases primarily for certain operating facilities, office space, land and equipment that expire at various dates through the year ending December 31, 2092. These leases generally require PacifiCorp to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. PacifiCorp also has non-cancelable easements for land on which its wind-powered generating facilities are located. Rent expense totaled $16 million for 2013, $14 million for 2012 and $18 million for 2011.

Guarantees

PacifiCorp has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on PacifiCorp's consolidated financial results.

(14)    Preferred Stock

PacifiCorp's preferred stock outstanding was as follows as of December 31 (shares in thousands, dollars in millions, except per share amounts):

	Redemption	2013		2012
	Price Per Share	Shares	Amount	Shares	Amount
Series:
Serial Preferred, $100 stated value,
3,500 shares authorized
4.52% to 5.40%	$100.0 to $103.5	—	$—	257	$26
6.00% to 7.00%	Non-redeemable	24	2	24	2
5% Preferred, $100 stated value,
127 shares authorized	$110.0	—	—	126	13
		24	$2	407	$41

In 2013, PacifiCorp redeemed and canceled all remaining outstanding shares of its redeemable preferred stock at stated redemption prices, which in aggregate totaled $40 million, plus accrued and unpaid dividends.

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

Dividends declared but not yet due for payment on preferred stock were $- million and $1 million as of December 31, 2013 and 2012, respectively.

PacifiCorp also has 16 million shares of No Par Serial Preferred Stock authorized, but no shares were issued or outstanding as of December 31, 2013 and 2012.

(15)    Common Shareholder's Equity

In February 2014, PacifiCorp declared a dividend of $500 million payable to PPW Holdings in March 2014.

Through PPW Holdings, MEHC is the sole shareholder of PacifiCorp's common stock. The state regulatory orders that authorized MEHC's acquisition of PacifiCorp contain restrictions on PacifiCorp's ability to pay dividends to the extent that they would reduce PacifiCorp's common equity below specified percentages of defined capitalization. As of December 31, 2013, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to PPW Holdings or MEHC without prior state regulatory approval to the extent that it would reduce PacifiCorp's common equity below 44% of its total capitalization, excluding short-term debt and current maturities of long-term debt. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by MEHC as common equity. As of December 31, 2013, PacifiCorp's actual common equity percentage, as calculated under this measure, was 54.1%, and PacifiCorp would have been permitted to dividend $2.6 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings or MEHC if PacifiCorp's senior unsecured debt rating is BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2013, PacifiCorp met the minimum required senior unsecured debt ratings for making distributions.

PacifiCorp is also subject to a maximum debt-to-total capitalization percentage under various financing agreements as further discussed in Note 6.

(16)    Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of unrecognized amounts on retirement benefits, net of tax, of $9 million and $12 million as of December 31, 2013 and 2012, respectively.

(17)    Variable-Interest Entities

PacifiCorp holds an undivided interest in 50% of the Hermiston generating facility (refer to Note 4), dictates when the generating facility operates, procures 100% of the natural gas for the generating facility and subsequently receives 100% of the generated electricity, 50% of which is acquired through a long-term power purchase agreement. As a result, PacifiCorp holds a variable interest in the joint owner of the remaining 50% of the facility and is the primary beneficiary. PacifiCorp has been unable to obtain the information necessary to consolidate the entity because the entity has not agreed to supply the information due to the lack of a contractual obligation to do so. PacifiCorp continues to request from the entity the information necessary to perform the consolidation; however, no information has yet been provided by the entity. Cost of the electricity purchased from the joint owner was $38 million during the year ended December 31, 2013 and $37 million during each of the years ended December 31, 2012 and 2011. The entity is operated by the equity owners and PacifiCorp has no risk of loss in relation to the entity in the event of a disaster.

PacifiCorp holds a two-thirds interest in Bridger Coal Company ("Bridger Coal"), which supplies coal to the Jim Bridger generating facility that is owned two-thirds by PacifiCorp and one-third by PacifiCorp's joint venture partner in Bridger Coal. PacifiCorp purchases two-thirds of the coal produced by Bridger Coal, while the remaining coal is purchased by the joint venture partner. The power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. Each joint venture partner is joint and severally liable for the obligations of Bridger Coal. Bridger Coal's necessary working capital to carry out its mining operations is financed by contributions from PacifiCorp and its joint venture partner. PacifiCorp's equity investment in Bridger Coal was $178 million and $187 million as of December 31, 2013 and 2012, respectively. Refer to Note 18 for information regarding related-party transactions with Bridger Coal.

(18)    Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement with MEHC and its subsidiaries. Amounts charged to PacifiCorp by MEHC and its subsidiaries under this agreement totaled $17 million, $15 million and $16 million during the years ended December 31, 2013, 2012 and 2011, respectively. Payables associated with these administrative services were $3 million and $1 million as of December 31, 2013 and 2012, respectively. Amounts charged by PacifiCorp to MEHC and its subsidiaries under this agreement totaled $9 million, $3 million and $2 million during the years ended December 31, 2013, 2012 and 2011, respectively. Receivables associated with these administrative services were $2 million and $1 million as of December 31, 2013 and 2012, respectively.

PacifiCorp also engages in various transactions with several subsidiaries of MEHC in the ordinary course of business. Services provided by these subsidiaries in the ordinary course of business and charged to PacifiCorp relate to the transportation of natural gas and relocation services. These expenses totaled $5 million during the years ended December 31, 2013 and 2012 and $6 million during the year ended December 31, 2011. Payables associated with these services were $- million and $1 million as of December 31, 2013 and 2012, respectively.

PacifiCorp has long-term transportation contracts with BNSF Railway Company ("BNSF"), an indirect wholly owned subsidiary of Berkshire Hathaway, PacifiCorp's ultimate parent company. Transportation costs under these contracts were $32 million, $34 million and $33 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, PacifiCorp had $2 million of accounts payable to BNSF outstanding under these contracts, including indirect payables related to a jointly owned facility.

PacifiCorp participated in a captive insurance program provided by MEHC Insurance Services Ltd. ("MEISL"), a wholly owned subsidiary of MEHC. MEISL covered all or significant portions of the property damage and liability insurance deductibles in many of PacifiCorp's policies, as well as overhead distribution and transmission line property damage. The policy coverage period expired on March 20, 2011 and was not renewed. Premium expenses were $2 million during the year ended December 31, 2011. Receivables for claims were $2 million as of December 31, 2013 and 2012. Proceeds from claims were $1 million, $6 million and $16 million during the years ended December 31, 2013, 2012 and 2011, respectively.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. Federal and state income taxes payable to MEHC were $22 million and $48 million as of December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, cash paid for federal and state income taxes to MEHC totaled $120 million. For the years ended December 31, 2012 and 2011, cash received for federal and state income taxes from MEHC totaled $215 million and $425 million, respectively.

PacifiCorp transacts with its equity investees, Bridger Coal and Trapper Mining Inc. During the years ended December 31, 2013, 2012 and 2011, PacifiCorp charged Bridger Coal $2 million, $1 million and $2 million, respectively, for administrative support and management services provided by PacifiCorp to Bridger Coal. Receivables for these services, as well as for certain expenses paid by PacifiCorp and reimbursed by Bridger Coal, were $4 million and $6 million as of December 31, 2013 and 2012, respectively. Services provided by equity investees and charged to PacifiCorp primarily relate to coal purchases. During the years ended December 31, 2013, 2012 and 2011, coal purchases from PacifiCorp's equity investees totaled $152 million, $144 million and $126 million, respectively. Payables to PacifiCorp's equity investees were $23 million and $18 million as of December 31, 2013 and 2012, respectively.

(19)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2013	2012	2011

Interest paid, net of amounts capitalized	$340	$331	$358
Income taxes paid (received), net	$120	$(205)	$(425)

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable related to property, plant and equipment additions	$157	$167	$231

(20)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

Operating revenue	$1,232	$1,215	$1,398	$1,302
Operating income	297	311	389	267
Net income	160	166	216	140

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Operating revenue	$1,191	$1,153	$1,327	$1,211
Operating income	278	251	378	114
Net income	151	130	212	44

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of PacifiCorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), PacifiCorp's management conducted an evaluation of the effectiveness of PacifiCorp's internal control over financial reporting as of December 31, 2013 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, PacifiCorp's management used the criteria set forth in the framework in "Internal Control - Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework (1992)," PacifiCorp's management concluded that PacifiCorp's internal control over financial reporting was effective as of December 31, 2013.

PacifiCorp
March 3, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

PacifiCorp is an indirect subsidiary of MEHC, and its directors consist of executive management from both MEHC and PacifiCorp. Each director was elected based on individual responsibilities, experience in the energy industry and functional expertise. There are no family relationships among the executive officers, nor any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was appointed. Set forth below is certain information, as of January 31, 2014, with respect to the current directors and executive officers of PacifiCorp:

Gregory E. Abel, 51, Chairman of the Board of Directors and Chief Executive Officer of PacifiCorp since 2006. Mr. Abel has been MEHC's Chairman of the Board of Directors since 2011, Chief Executive Officer since 2008, director since 2000, President since 1998, and was MEHC's Chief Operating Officer from 1998 to 2008. Mr. Abel joined MEHC in 1992 and has extensive executive management experience in the energy industry. Mr. Abel is also a director of H. J. Heinz Company.

Douglas L. Anderson, 55, Director. Mr. Anderson has been a director of PacifiCorp since 2006 and Executive Vice President, General Counsel and Corporate Secretary of MEHC since 2012. Mr. Anderson was Senior Vice President, General Counsel and Corporate Secretary of MEHC from 2001 to 2012. Mr. Anderson joined MEHC in 1993 and has significant legal experience, including expertise in corporate governance, mergers and acquisitions, and ethics and compliance programs. Mr. Anderson is also a manager of MidAmerican Funding, LLC.

Micheal G. Dunn, 48, President and Chief Executive Officer of PacifiCorp Energy and director of PacifiCorp since 2010; President of Kern River Gas Transmission Company ("Kern River"), an indirect subsidiary of MEHC, from 2007 to 2010; and Vice President of Operations, Information Technology and Engineering of Kern River from 2005 to 2007. Mr. Dunn joined Kern River in 1990 and has significant operational, engineering and leadership expertise in the energy industry, including managing large construction projects and asset management.

Brent E. Gale, 62, Director. Mr. Gale has been a director of PacifiCorp and Senior Vice President, Regulation and Legislation of MEHC since 2006 and was Senior Vice President, Legislation and Regulation of MidAmerican Energy Company, an indirect subsidiary of MEHC, from 2004 to 2006. Mr. Gale has been employed by MEHC and its predecessor companies since 1976 and has extensive regulatory experience in the utility industry at both the federal and state levels.

Patrick J. Goodman, 47, Director. Mr. Goodman has been a director of PacifiCorp since 2006 and Executive Vice President and Chief Financial Officer of MEHC since 2012. Mr. Goodman was Senior Vice President and Chief Financial Officer of MEHC from 1999 to 2012. Mr. Goodman joined MEHC in 1995 and has significant financial experience, including expertise in mergers and acquisitions, accounting, treasury, and tax functions. Mr. Goodman is also a manager of MidAmerican Funding, LLC.

Natalie L. Hocken, 44, Senior Vice President, Transmission and System Operations of PacifiCorp since 2012; director of PacifiCorp since 2007; Vice President and General Counsel of Pacific Power from 2007 to 2012; and Assistant General Counsel of PacifiCorp from 2005 to 2007. Ms. Hocken joined PacifiCorp in 2002 and has significant experience in the utility industry, including expertise in transmission, legal matters, and federal and state regulatory compliance.

Mark C. Moench, 58, Senior Vice President, General Counsel and Corporate Secretary of PacifiCorp since 2007; director of PacifiCorp and Senior Vice President and General Counsel of Rocky Mountain Power since 2006; Senior Vice President, Legal of MEHC from 2005 to 2006; and Vice President and General Counsel of Kern River from 2002 to 2005. Mr. Moench has significant experience regarding federal and state regulation, mergers and acquisitions, and transmission permitting. Mr. Moench retired as a director and employee of PacifiCorp effective February 2014.

R. Patrick Reiten, 52, President and Chief Executive Officer of Pacific Power and director of PacifiCorp since 2006. Mr. Reiten served as President and Chief Executive Officer of PNGC Power from 2002 to 2006 after joining PNGC Power in 1993. Mr. Reiten has significant operational, public policy and leadership experience in the energy industry, including expertise in transmission and distribution systems, community relations, and regulatory matters.

Douglas K. Stuver, 50, Senior Vice President and Chief Financial Officer of PacifiCorp since 2008, Controller of PacifiCorp Energy from 2006 to 2008 and Controller of PacifiCorp's commercial and trading business unit from 2004 to 2006. Mr. Stuver joined PacifiCorp in 2004 and has significant financial and energy risk management experience.

A. Richard Walje, 62, President and Chief Executive Officer of Rocky Mountain Power since 2006, director of PacifiCorp since 2001, Executive Vice President from 2004 to 2006 and Chief Information Officer from 2000 to 2006. Mr. Walje joined PacifiCorp in 1986 and has significant operational, engineering, and leadership experience in the utility industry, including expertise in transmission and distribution systems, customer services, and information technology.

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

Audit Committee and Audit Committee Financial Expert

During the year ended December 31, 2013, and as of the date of this Annual Report on Form 10-K, PacifiCorp's Board of Directors did not have an audit committee and consisted of MEHC and PacifiCorp employees. PacifiCorp is not required to have an audit committee as its common stock is indirectly and wholly owned by MEHC. However, the audit committee of MEHC acts as the audit committee for PacifiCorp.

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

Compensation Discussion and Analysis

Compensation Philosophy and Overall Objectives

Mr. Gregory E. Abel, our Chairman of the Board of Directors and Chief Executive Officer, or Chairman and CEO, receives no direct compensation from us. We reimburse our indirect parent company, MidAmerican Energy Holdings Company, or MEHC, for the cost of Mr. Abel's time spent on matters supporting us, including compensation paid to him by MEHC, pursuant to an intercompany administrative services agreement among MEHC and its subsidiaries. Please refer to MEHC's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-14881) for executive compensation and post-termination payment information for Mr. Abel.

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

Discussion and Analysis of Specific Compensation Elements

Base Salary

We determine base salaries for all of our NEOs, other than Mr. Abel, by reviewing our overall performance, and each NEO's performance, the value each NEO brings to us and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the annual base salary adjustment for each NEO, other than Mr. Abel, is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. All merit increases are approved by Mr. Abel and take effect in the last payroll period of each year. An increase or decrease in base salary may also result from a promotion or other significant change in a NEO's responsibilities during the year. In 2013, base salaries for all NEOs, other than Mr. Abel, increased on average by 2.2% effective December 26, 2012.

Short-Term Incentive Compensation

The objective of short-term incentive compensation is to reward the achievement of significant annual corporate and business unit goals while also providing NEOs with competitive total cash compensation.

Annual Incentive Plan

Under our Annual Incentive Plan, or AIP, all NEOs, other than Mr. Abel, are eligible to earn an annual discretionary cash incentive award, which is determined on a subjective basis at Mr. Abel's sole discretion and is not based on a specific formula or cap. Mr. Abel considers a variety of factors in determining each NEO's annual incentive award including the NEO's performance, our overall performance and each NEO's contribution to that overall performance. Mr. Abel evaluates performance using financial and non-financial principles, including customer service, operational excellence, financial strength, employee commitment and safety, environmental respect, and regulatory integrity, as well as the NEO's response to issues and opportunities that arise during the year. No factor was individually material to Mr. Abel's determination regarding the amounts paid to each NEO under the AIP for 2013. Approved awards are paid prior to year-end.

Performance Awards

In addition to the annual awards under the AIP, we may grant cash performance awards periodically during the year to one or more NEOs, other than Mr. Abel, to reward the accomplishment of significant non-recurring tasks or projects. These awards are discretionary and are approved by Mr. Abel. There were no performance awards granted to our NEOs during 2013.

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

Other Employee Benefits

Supplemental Executive Retirement Plan

Our Supplemental Executive Retirement Plan, or SERP, provides additional retirement benefits to participants. Mr. Walje was the only NEO who participated in our SERP during 2013, and we have no plans to add new participants in the future. The SERP provides monthly retirement benefits of 50% of final average pay plus 1% of final average pay for each fiscal year that we meet certain performance goals set for such fiscal year. The maximum benefit is 65% of final average pay. A participant's final average pay equals the 60 consecutive months of highest pay out of the last 120 months, and pay for this purpose includes salary and annual incentive plan payments reflected in the Summary Compensation Table below.

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

Gregory E. Abel

Summary Compensation Table

The following table sets forth information regarding compensation earned by each of our NEOs during the years indicated:

				Change in
				Pension
				Value and
				Nonqualified
				Deferred
				Compensation	All Other
Name and Principal Position	Year	Base Salary	Bonus (1)	Earnings (2)	Compensation (3)	Total (4)

Gregory E. Abel (5)	2013	$—	$—	$—	$—	$—
Chairman and	2012	—	—	—	—	—
Chief Executive Officer	2011	—	—	—	—	—

A. Richard Walje	2013	372,000	881,283	—	29,652	1,282,935
President and Chief Executive	2012	368,000	768,541	428,807	30,970	1,596,318
Officer, Rocky Mountain Power	2011	368,000	516,548	670,980	32,676	1,588,204

R. Patrick Reiten	2013	310,000	1,137,462	3	25,245	1,472,710
President and Chief Executive	2012	300,000	996,621	—	24,900	1,321,521
Officer, Pacific Power	2011	291,528	747,678	650	23,643	1,063,499

Micheal G. Dunn	2013	310,000	1,022,446	14,521	117,038	1,464,005
President and Chief Executive	2012	300,000	677,088	12,725	27,782	1,017,595
Officer, PacifiCorp Energy	2011	278,820	463,169	13,856	26,500	782,345

Douglas K. Stuver	2013	246,495	415,937	—	28,985	691,417
Senior Vice President and	2012	244,055	370,172	15,179	29,953	659,359
Chief Financial Officer	2011	239,269	269,216	11,010	31,971	551,466

(1)	Consists of annual cash incentive awards earned pursuant to the AIP for our NEOs and the vesting of LTIP awards and associated vested earnings. The breakout for 2013 is as follows:

		LTIP (a)
		Vested	Vested
	AIP	Awards	Earnings	Total
A. Richard Walje	$250,000	$427,600	$203,683	$631,283
R. Patrick Reiten	350,000	495,000	292,462	787,462
Micheal G. Dunn	350,000	430,000	242,446	672,446
Douglas K. Stuver	130,000	208,794	77,143	285,937

(a) The LTIP vested awards and vested earnings columns exclude any amounts related to Mr. Dunn's awards granted prior to his transfer to PacifiCorp.
The ultimate payouts of LTIP awards are undeterminable as the amounts to be paid out may increase or decrease depending on investment performance. Net income, the net income target goal and the matrix below were used in determining the gross amount of the LTIP award available to the participants. Net income for determining the award and the award itself are subject to discretionary adjustment by MEHC's Chairman, President and Chief Executive Officer and its compensation committee. In 2013, the gross award and per-point value were determined based on the overall achievement of our financial and non-financial objectives.

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

(2)
Amounts are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which include the SERP and our non-contributory defined benefit pension plan, or the Retirement Plan, as applicable. Refer to the Pension Benefits table below for a discussion of the assumptions used in calculating these amounts. Messrs. Walje and Stuver had decreases in the actuarial present value of their defined benefit plan amounts; therefore no compensation is shown in the table. Mr. Walje’s decrease was $345,678 and Mr. Stuver’s decrease was $8,981. No participant in our nonqualified deferred compensation plans earned "above market" or "preferential" earnings on amounts deferred.

(3)
Amounts primarily consist of PacifiCorp K Plus Employee Savings Plan, or 401(k) Plan, contributions we paid on behalf of the NEOs, registrant contributions to the DCP, as noted in the Nonqualified Deferred Compensation table, and the value of personal benefits. Items required to be reported and quantified are as follows: Mr. Walje - 401(k) contributions of $29,070; Mr. Reiten - 401(k) contributions of $25,245; Mr. Dunn - 401(k) contributions of $12,495, DCP contributions of $15,647 and home security services of $88,768; and Mr. Stuver - 401(k) contributions of $28,985. Mr. Dunn’s home security services were valued based on the cost paid by the registrant to the security company that provided the services.

(4)	Any amounts voluntarily deferred by the NEO, if applicable, are included in the appropriate column in the Summary Compensation Table.

(5)
Mr. Abel receives no direct compensation from us. We reimburse MEHC for the cost of Mr. Abel's time spent on matters supporting us, including compensation paid to him by MEHC, pursuant to an intercompany administrative services agreement among MEHC and its subsidiaries. Please refer to MEHC's Annual Report on Form 10‑K for the year ended December 31, 2013 (File No. 001-14881) for executive compensation information for Mr. Abel.

Pension Benefits

The following table sets forth certain information regarding the defined benefit pension plan accounts held by each of our NEOs as of December 31, 2013:

		Number of years of	Present value of
Name	Plan name	credited service	accumulated benefits (1)

Gregory E. Abel	Retirement	n/a	n/a
A. Richard Walje	SERP	28 years	$3,198,108
	Retirement	23 years	1,095,868
R. Patrick Reiten	Retirement	2 years	16,036
Micheal G. Dunn (2)	Retirement	4 years	54,027
Douglas K. Stuver	Retirement	5 years	102,962

(1)
Amounts are computed using assumptions, other than the expected retirement age, consistent with those used in preparing the related pension disclosures in our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K and are as of December 31, 2013, which is the measurement date for the plans. The expected retirement age assumption has been determined in accordance with Instruction 2 to Item 402(h)(2) of Regulation S-K. Single life annuities were assumed for the SERP calculations of the present value of accumulated benefits. For the Retirement Plan calculations of the present value of accumulated benefits, the following assumptions were used: 50.0% lump sum; 35.0% joint and 100% survivor annuity and 15.0% single life annuity. The present value assumptions used in calculating the present value of accumulated benefits for the SERP were as follows: a discount rate of 4.80%; an expected retirement age of 60; and postretirement mortality using the tables prescribed by Internal Revenue Code Section 430(h)(3)(A) separated by annuitants and non-annuitants. The present value assumptions used in calculating the present value of accumulated benefits for the Retirement Plan were as follows: a discount rate of 4.80%; an expected retirement age of 65; postretirement mortality using the tables prescribed by Internal Revenue Code Section 430(h)(3)(A) separated by annuitants and non-annuitants; a lump sum interest rate of 4.80%; and lump sum mortality using the Internal Revenue Code Section 417(e)(3) Applicable Mortality Table for 2014.

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

We have adopted the Retirement Plan for the majority of our employees, other than employees subject to collective bargaining agreements that do not provide for coverage. Through May 31, 2007, participants earned benefits at retirement payable for life based on length of service through May 31, 2007 and average pay in the 60 consecutive months of highest pay out of the 120 months prior to May 31, 2007, and pay for this purpose included salary and annual incentive plan payments up to 10% of base salary, but were limited to the Internal Revenue Code amounts specified in Section 401(a)(17). Benefits were based on 1.3% of final average pay plus 0.65% of final average pay in excess of covered compensation (as defined in Internal Revenue Code Section 401(1)(5)(E)) times years of service.

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

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the nonqualified deferred compensation plan accounts held by each of our NEOs as of December 31, 2013:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings/(losses)	withdrawals/	balance as of
Name	in 2013 (1)	in 2013 (2)	in 2013	distributions	December 31, 2013 (3)

Gregory E. Abel	$—	$—	$—	$—	$—
A. Richard Walje	92,229	—	243,313	6,439	1,721,878
R. Patrick Reiten	—	—	73,067	—	461,269
Micheal G. Dunn	35,000	15,647	36,631	—	196,067
Douglas K. Stuver	—	—	1,881	—	9,875

(1)
The executive contribution amount shown for Mr. Dunn is included in the 2013 total compensation reported for him in the Summary Compensation Table and is not additional earned compensation. In addition, the executive contribution amount shown for Mr. Walje represents a portion of his 2009 LTIP award which was deferred in 2013. Of this amount, $30,879 is included in the 2013 total compensation reported for him in the Summary Compensation Table and is not additional compensation. The remaining amount was earned prior to 2013.

(2)
The registrant contribution amount shown for Mr. Dunn is included in the 2013 total compensation reported for him in the Summary Compensation Table and is not additional earned compensation. The amount was earned in 2013 but not contributed into the DCP until 2014.

(3)
The aggregate balance as of December 31, 2013 shown for Messrs. Walje and Dunn includes $163,340 and $46,382, respectively, of compensation previously reported in 2012 in the Summary Compensation Table and $42,124 and $28,857, respectively, of compensation previously reported in 2011 in the Summary Compensation Table.

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

Potential Payments Upon Termination

Our NEOs, other than Mr. Abel, are not entitled to severance or enhanced benefits upon termination of employment or change in control. Please refer to MEHC's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001‑14881) for information about potential post-termination payments to Mr. Abel.

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2013, and are payable as lump sums unless otherwise noted.

Termination Scenario	Incentive (1)	Pension (2)

Gregory E. Abel:
Retirement, Voluntary and Involuntary With or Without Cause	—	—
Death and Disability	—	—
A. Richard Walje (3):
Retirement, Voluntary and Involuntary With or Without Cause	—	142,865
Death and Disability	1,205,160	142,865
R. Patrick Reiten:
Retirement, Voluntary and Involuntary With or Without Cause	—	3,317
Death and Disability	1,283,868	3,317
Micheal G. Dunn:
Retirement, Voluntary and Involuntary With or Without Cause	—	13,061
Death and Disability	1,287,241	13,061
Douglas K. Stuver:
Retirement, Voluntary and Involuntary With or Without Cause	—	5,868
Death and Disability	544,263	5,868

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

Director Compensation Table

All of our directors serving in 2013 were employees of PacifiCorp, or in the case of Messrs. Anderson and Goodman, employees of MEHC, and did not receive additional compensation for service as a director. The following table excludes Messrs. Abel, Walje, Reiten and Dunn for whom compensation information is described in the Summary Compensation Table. Please refer to MEHC's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-14881) for information about Messrs. Anderson and Goodman.

	Change in
	Pension Value and
	Nonqualified Deferred	All Other
Name	Compensation Earnings (1)	Compensation (2)	Total

Douglas L. Anderson	$—	$—	$—

Brent E. Gale	13,472	906,807	920,279

Patrick J. Goodman	—	—	—

Natalie L. Hocken	—	864,356	864,356

Mark C. Moench(3)	13,069	541,694	554,763

(1)
Amounts are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which includes the Retirement Plan. Refer to the Pension Benefits table above for a discussion of the assumptions used in calculating these amounts. Ms. Hocken had a decrease in the actuarial present value of her defined benefit plan in the amount of $10,169; therefore no compensation is shown in the table. No participant in our nonqualified deferred compensation plans earned "above market" or "preferential" earnings on amounts deferred.

(2)	Amounts shown for the year ended December 31, 2013 that are required to be quantified are as follows:

(i)	Base salary in the amounts of $300,000 for Mr. Gale, $225,000 for Ms. Hocken and $233,360 for Mr. Moench.

(ii)	Contributions to our 401(k) Plan of $9,180 for Mr. Gale, $28,770 for Ms. Hocken and $12,279 for Mr. Moench.

(iii)	Life insurance premium paid by us on behalf of Mr. Gale in the amount of $17,094.

(iv)
Annual cash incentive awards earned pursuant to the AIP for our directors, the vesting of LTIP awards and associated vested earnings for Mr. Gale, Ms. Hocken and Mr. Moench. The breakout of AIP and LTIP awards for 2013 is as follows:

		LTIP
	AIP	Vested Awards	Vested Earnings	Total
Brent E. Gale	$170,000	$255,000	$155,533	$410,533
Natalie L. Hocken	180,000	260,071	170,515	430,586
Mark C. Moench	103,000	128,956	64,099	193,055

(3)	Mr. Moench retired as a director and employee of PacifiCorp effective February 2014.

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

We are a consolidated subsidiary of MidAmerican Energy Holdings Company, or MEHC. Our common stock is indirectly owned by MEHC, 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580. MEHC is a consolidated subsidiary of Berkshire Hathaway that, as of January 31, 2014, owns 89.85% of MEHC's common stock. The balance of MEHC's common stock is owned by Walter Scott, Jr. (along with family members and related entities), a member of MEHC's Board of Directors, and Gregory E. Abel, PacifiCorp's Chairman and Chief Executive Officer.

None of our executive officers or directors owns shares of our preferred stock. The following table sets forth certain information regarding the beneficial ownership of MEHC's common stock and the Class A and Class B shares of Berkshire Hathaway common stock held by each of our directors, executive officers and all of our directors and executive officers as a group as of January 31, 2014:

	MEHC		Berkshire Hathaway
	Common Stock		Class A Common Stock		Class B Common Stock
Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)

Gregory E. Abel (2)	740,961	0.96%	5	*	2,289	*
Douglas L. Anderson	—	—	4	*	300	*
Micheal G. Dunn	—	—	—	—	—	—
Brent E. Gale	—	—	—	—	—	—
Patrick J. Goodman	—	—	5	*	660	*
Natalie L. Hocken	—	—	—	—	—	—
Mark C. Moench (3)	—	—	1	*	—	—
R. Patrick Reiten	—	—	—	—	—	—
Douglas K. Stuver	—	—	—	—	—	—
A. Richard Walje	—	—	—	—	—	—
All executive officers and directors as a group (10 persons)	740,961	0.96%	15	*	3,249	*

*    Indicates beneficial ownership of less than one percent of all outstanding shares.

(1)
Includes shares which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

(2)
In accordance with a shareholders agreement, as amended on December 7, 2005, based on an assumed value for MEHC's common stock and the closing price of Berkshire Hathaway common stock on January 31, 2014, Mr. Abel would be entitled to exchange his shares of MEHC common stock for either 1,530 shares of Berkshire Hathaway Class A stock or 2,323,802 shares of Berkshire Hathaway Class B stock. Assuming an exchange of all available MEHC shares into either Berkshire Hathaway Class A shares or Berkshire Hathaway Class B shares, Mr. Abel would beneficially own less than 1% of the outstanding shares of either class of stock.

(3)	Mr. Moench retired as a director and employee of PacifiCorp effective February 2014.
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

The following table shows PacifiCorp's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	2013	2012

Audit fees(1)	$1.5	$1.5
Audit-related fees(2)	0.2	0.3
Tax fees(3)	—	—
All other fees	—	—
Total	$1.7	$1.8

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of March 2014.

PACIFICORP

/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Abel	Chairman of the Board of Directors	March 3, 2014
Gregory E. Abel	and Chief Executive Officer
(principal executive officer)

/s/ Douglas K. Stuver	Senior Vice President and	March 3, 2014
Douglas K. Stuver	Chief Financial Officer
(principal financial and accounting officer)

/s/ Douglas L. Anderson	Director	March 3, 2014
Douglas L. Anderson

/s/ Micheal G. Dunn	Director	March 3, 2014
Micheal G. Dunn

/s/ Brent E. Gale	Director	March 3, 2014
Brent E. Gale

/s/ Patrick J. Goodman	Director	March 3, 2014
Patrick J. Goodman

/s/ Natalie L. Hocken	Director	March 3, 2014
Natalie L. Hocken

/s/ R. Patrick Reiten	Director	March 3, 2014
R. Patrick Reiten

/s/ A. Richard Walje	Director	March 3, 2014
A. Richard Walje

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Third Restated Articles of Incorporation of PacifiCorp (Exhibit (3)a, Annual Report on Form 10-K for the year ended December 31, 1996, filed March 21, 1997, File No. 1-5152).

3.2*	Bylaws of PacifiCorp, as amended May 23, 2005 (Exhibit 3.2, on Annual Report on Form 10-K for the year ended March 31, 2005, filed May 27, 2005, File No. 1-5152).

4.1*
Mortgage and Deed of Trust dated as of January 9, 1989, between PacifiCorp and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, incorporated by reference to Exhibit 4-E, Form 8-B, File No. 1-5152, as supplemented and modified by 26 Supplemental Indentures, each incorporated by reference, as follows:

Exhibit No.	File Type	Period or File Date	File Number
(4)(b)	SE	November 2, 1989	33-31861
(4)(a)	8-K	January 9, 1990	1-5152
4(a)	8-K	September 11, 1991	1-5152
4(a)	8-K	January 7, 1992	1-5152
4(a)	10-Q	Quarter ended March 31, 1992	1-5152
4(a)	10-Q	Quarter ended September 30, 1992	1-5152
4(a)	8-K	April 1, 1993	1-5152
4(a)	10-Q	Quarter ended September 30, 1993	1-5152
(4)b	10-Q	Quarter ended June 30, 1994	1-5152
(4)b	10-K	Year ended December 31, 1994	1-5152
(4)b	10-K	Year ended December 31, 1995	1-5152
(4)b	10-K	Year ended December 31, 1996	1-5152
4(b)	10-K	Year ended December 31, 1998	1-5152
99(a)	8-K	November 21, 2001	1-5152
4.1	10-Q	Quarter ended June 30, 2003	1-5152
99	8-K	September 8, 2003	1-5152
4	8-K	August 24, 2004	1-5152
4	8-K	June 13, 2005	1-5152
4.2	8-K	August 14, 2006	1-5152
4	8-K	March 14, 2007	1-5152
4.1	8-K	October 3, 2007	1-5152
4.1	8-K	July 17, 2008	1-5152
4.1	8-K	January 8, 2009	1-5152
4.1	8-K	May 12, 2011	1-5152
4.1	8-K	January 6, 2012	1-5152
4.1	8-K	June 6, 2013	1-5152

4.2*	Third Restated Articles of Incorporation and Bylaws. See 3.1 and 3.2 above.

In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed because the total amount authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

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

10.6*
$600,000,000 Credit Agreement, dated as of March 27, 2013, among PacifiCorp, as Borrower, the banks, financial institutions and other institutional lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the LC Issuing Banks. (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 3, 2013, File No. 1-5152).

10.7*
$600,000,000 Credit Agreement, dated as of June 28, 2012, among PacifiCorp, as Borrower, the banks, financial institutions and other institutional lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the LC Issuing Banks. (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 3, 2012, File No. 1-5152).

10.8*†
Amendment No. 1 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 28, 2008 (Exhibit 10.10, Annual Report on Form 10-K, for the year ended December 31, 2009, filed March 1, 2010, File No. 1-5152).

10.9*†
Amendment No. 2 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 16, 2012. (Exhibit 10.11, Annual Report on Form 10-K, for the year ended December 31, 2012, filed March 1, 2013, File No. 1-5152).

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

101
The following financial information from PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and in detail.

*Incorporated herein by reference.
†Management contract or compensatory plan.