Form 10-Q
period 2014-03-31
PACIFICORP /OR/
filed 2014-05-02
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by Berkshire Hathaway Energy Company, formerly known as MidAmerican Energy Holdings Company, 666 Grand Avenue, Des Moines, Iowa 50309-2580. As of April 30, 2014, 357,060,915 shares of common stock were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

PacifiCorp and Related Entities
Berkshire Hathaway Energy	Berkshire Hathaway Energy Company (formerly MidAmerican Energy Holdings Company)
PacifiCorp	PacifiCorp and its subsidiaries
PPW Holdings	PPW Holdings LLC, a wholly owned subsidiary of Berkshire Hathaway Energy and PacifiCorp's direct parent company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
EPA	United States Environmental Protection Agency
GWh	Gigawatt Hours
IPUC	Idaho Public Utilities Commission
kV	Kilovolt
MW	Megawatts
MWh	Megawatt Hours
OPUC	Oregon Public Utility Commission
REC	Renewable Energy Credit
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2014, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of PacifiCorp's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 2, 2014

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$172	$53
Accounts receivable, net	603	700
Inventories:
Materials and supplies	215	213
Fuel	227	241
Deferred income taxes	41	66
Regulatory assets	111	94
Other current assets	76	75
Total current assets	1,445	1,442

Property, plant and equipment, net	18,566	18,507
Regulatory assets	1,268	1,290
Other assets	435	420

Total assets	$21,714	$21,659

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$438	$504
Income taxes payable	37	22
Accrued employee expenses	106	79
Accrued interest	99	110
Accrued property and other taxes	83	58
Current portion of long-term debt and capital lease obligations	226	238
Regulatory liabilities	50	55
Other current liabilities	188	208
Total current liabilities	1,227	1,274

Regulatory liabilities	895	879
Long-term debt and capital lease obligations	7,051	6,639
Deferred income taxes	4,370	4,359
Other long-term liabilities	729	721
Total liabilities	14,272	13,872

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,970	3,315
Accumulated other comprehensive loss, net	(9)	(9)
Total shareholders' equity	7,442	7,787

Total liabilities and shareholders' equity	$21,714	$21,659

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Operating revenue	$1,288	$1,232

Operating costs and expenses:
Energy costs	504	453
Operations and maintenance	273	271
Depreciation and amortization	179	168
Taxes, other than income taxes	42	43
Total operating costs and expenses	998	935

Operating income	290	297

Other income (expense):
Interest expense	(94)	(94)
Allowance for borrowed funds	8	8
Allowance for equity funds	16	15
Other, net	2	1
Total other income (expense)	(68)	(70)

Income before income tax expense	222	227
Income tax expense	67	67
Net income	$155	$160

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance at December 31, 2012	$41	$—	$4,479	$3,136	$(12)	$7,644
Net income	—	—	—	160	—	160
Preferred stock dividends declared	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	(150)	—	(150)
Balance at March 31, 2013	$41	$—	$4,479	$3,145	$(12)	$7,653

Balance at December 31, 2013	$2	$—	$4,479	$3,315	$(9)	$7,787
Net income	—	—	—	155	—	155
Common stock dividends declared	—	—	—	(500)	—	(500)
Balance at March 31, 2014	$2	$—	$4,479	$2,970	$(9)	$7,442

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$155	$160
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	179	168
Deferred income taxes and amortization of investment tax credits	36	51
Changes in regulatory assets and liabilities	(19)	(7)
Other, net	(11)	(10)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	106	110
Derivative collateral, net	12	22
Inventories	12	(10)
Income taxes	15	(32)
Accounts payable and other liabilities	(3)	17
Net cash flows from operating activities	482	469

Cash flows from investing activities:
Capital expenditures	(270)	(259)
Other, net	(3)	6
Net cash flows from investing activities	(273)	(253)

Cash flows from financing activities:
Proceeds from long-term debt	425	—
Repayments of long-term debt and capital lease obligations	(12)	(11)
Common stock dividends	(500)	(150)
Other, net	(3)	(2)
Net cash flows from financing activities	(90)	(163)

Net change in cash and cash equivalents	119	53
Cash and cash equivalents at beginning of period	53	80
Cash and cash equivalents at end of period	$172	$133

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric utility company serving retail customers, including residential, commercial, industrial, irrigation and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of Berkshire Hathaway Energy Company ("Berkshire Hathaway Energy"), formerly known as MidAmerican Energy Holdings Company, a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. Berkshire Hathaway Energy is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2014.

(2)	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-04, which amends FASB Accounting Standards Codification Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. PacifiCorp adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2014	2013

Property, plant and equipment in service	5-75 years	$24,948	$24,868
Accumulated depreciation and amortization		(7,806)	(7,686)
Net property, plant and equipment in service		17,142	17,182
Construction work-in-progress		1,424	1,325
Total property, plant and equipment, net		$18,566	$18,507

As a result of PacifiCorp's recent depreciation study approved by its state regulatory commissions, PacifiCorp revised its depreciation rates effective January 1, 2014. The approved depreciation rates resulted in an increase in depreciation expense of $9 million for the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013.

(4)	Recent Financing Transactions

In March 2014, PacifiCorp issued $425 million of its 3.60% First Mortgage Bonds due April 2024. The net proceeds are being used to fund capital expenditures and for general corporate purposes, including retirement of short-term debt that was partially incurred to pay a $500 million common stock dividend to PPW Holdings LLC, a wholly owned subsidiary of Berkshire Hathaway Energy and PacifiCorp's direct parent company.

In March 2014, PacifiCorp arranged for the cancellation of $97 million of letters of credit previously issued to support variable-rate tax-exempt bond obligations. As of March 31, 2014, PacifiCorp had $451 million of fully available letters of credit issued under committed arrangements to support variable-rate tax-exempt bond obligations, of which $270 million were issued under revolving credit facilities. As of March 31, 2014, PacifiCorp had $142 million of variable-rate tax-exempt bond obligations outstanding supported by its revolving credit facilities.

(5)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013
Pension:
Service cost	$1	$1
Interest cost	14	14
Expected return on plan assets	(19)	(19)
Net amortization	8	12
Net periodic benefit cost	$4	$8

Other postretirement:
Service cost	$1	$2
Interest cost	7	6
Expected return on plan assets	(8)	(7)
Net amortization	1	2
Net periodic benefit cost	$1	$3

Employer contributions to the pension and other postretirement benefit plans are expected to be $10 million and $4 million, respectively, during 2014. As of March 31, 2014, $7 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of March 31, 2014
Not designated as hedging contracts(1):
Commodity assets	$11	$3	$2	$—	$16
Commodity liabilities	2	(1)	(21)	(23)	(43)
Total	13	2	(19)	(23)	(27)

Total derivatives	13	2	(19)	(23)	(27)
Cash collateral receivable	—	—	—	—	—
Total derivatives - net basis	$13	$2	$(19)	$(23)	$(27)

As of December 31, 2013
Not designated as hedging contracts(1):
Commodity assets	$11	$—	$2	$1	$14
Commodity liabilities	(1)	—	(29)	(39)	(69)
Total	10	—	(27)	(38)	(55)

Total derivatives	10	—	(27)	(38)	(55)
Cash collateral receivable	—	—	—	12	12
Total derivatives - net basis	$10	$—	$(27)	$(26)	$(43)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of March 31, 2014 and December 31, 2013, a regulatory asset of $27 million and $55 million, respectively, was recorded related to the net derivative liability of $27 million and $55 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013

Beginning balance	$55	$121
Changes in fair value recognized in regulatory assets	(22)	(19)
Net (losses) gains reclassified to operating revenue	(11)	1
Net gains (losses) reclassified to energy costs	5	(21)
Ending balance	$27	$82

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2014	2013
Electricity sales	Megawatt hours	(1)	(1)
Natural gas purchases	Decatherms	124	120
Fuel oil purchases	Gallons	11	15

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2014, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $43 million and $68 million as of March 31, 2014 and December 31, 2013, respectively, for which PacifiCorp had posted collateral of $- million and $12 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2014 and December 31, 2013, PacifiCorp would have been required to post $38 million and $51 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2014
Assets:
Commodity derivatives	$—	$15	$1	$(1)	$15
Money market mutual funds(2)	168	—	—	—	168
	$168	$15	$1	$(1)	$183

Liabilities - Commodity derivatives	$—	$(43)	$—	$1	$(42)

As of December 31, 2013
Assets:
Commodity derivatives	$—	$12	$2	$(4)	$10
Money market mutual funds(2)	61	—	—	—	61
	$61	$12	$2	$(4)	$71

Liabilities - Commodity derivatives	$—	$(69)	$—	$16	$(53)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million and $12 million as of March 31, 2014 and December 31, 2013, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of March 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,242	$8,310	$6,828	$7,626

(8)	Commitments and Contingencies

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

USA Power

In October 2005, prior to Berkshire Hathaway Energy's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and plans to vigorously pursue all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. The parties are briefing their positions before the Utah Supreme Court with briefing expected to be completed and oral arguments held by late 2014. As of March 31, 2014, PacifiCorp had accrued $117 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

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

(9)	Related Party Transactions

Berkshire Hathaway includes Berkshire Hathaway Energy and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from Berkshire Hathaway Energy. For the three-month periods ended March 31, 2014 and 2013, PacifiCorp made net cash payments for federal and state income taxes to Berkshire Hathaway Energy totaling $15 million and $43 million, respectively.

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

Results of Operations for the First Quarter of 2014 and 2013

Overview

Net income for the first quarter of 2014 was $155 million, a decrease of $5 million, or 3%, as compared to 2013. Net income decreased primarily due to higher purchased electricity prices, higher natural gas-fueled volumes, higher coal unit costs, lower retail customer load, higher depreciation and amortization expense and lower REC revenue, partially offset by higher retail prices, lower purchased electricity volumes, higher wholesale electricity revenue and higher net deferrals of incurred net power costs. Retail customer load decreased 1% for the first quarter of 2014, primarily due to the impacts of warmer weather on residential and commercial load, partially offset by higher commercial and industrial customer usage. Energy generated increased 7% for the first quarter of 2014, due to higher natural gas-fueled, hydroelectric and wind-powered generation, while purchased electricity volumes decreased 22% and wholesale sales volumes increased 14%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	First Quarter
	2014	2013	Change

Gross margin (in millions):
Operating revenue	$1,288	$1,232	$56	5%
Energy costs	504	453	51	11
Gross margin	$784	$779	$5	1

Sales (GWh):
Residential	4,273	4,519	(246)	(5)%
Commercial	4,182	4,130	52	1
Industrial and irrigation	5,070	4,970	100	2
Other	102	113	(11)	(10)
Total retail	13,627	13,732	(105)	(1)
Wholesale	2,958	2,598	360	14
Total sales	16,585	16,330	255	2

Average number of retail customers (in thousands)	1,779	1,763	16	1%

Average revenue per MWh:
Retail	$84.02	$80.70	$3.32	4%
Wholesale	$34.31	$29.44	$4.87	17%

Sources of energy (GWh)(1):
Coal	10,584	10,708	(124)	(1)%
Natural gas	2,534	1,803	731	41
Hydroelectric(2)	1,214	938	276	29
Wind and other(2)	1,060	997	63	6
Total energy generated	15,392	14,446	946	7
Energy purchased	2,412	3,110	(698)	(22)
Total	17,804	17,556	248	1

Average cost of energy per MWh:
Energy generated(3)	$20.53	$18.07	$2.46	14%
Energy purchased	$65.26	$50.75	$14.51	29%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes the cost of fuel associated with the generating facilities and does not include other costs.

Gross margin increased $5 million, or 1%, for 2014 compared to 2013 primarily due to:

•	$53 million of higher retail prices;

•	$25 million of higher wholesale electricity revenue due to higher average market prices and increased volumes;

•	$8 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms; and

•	$2 million of lower purchased electricity due to reduced volumes, substantially offset by higher average market prices.

The increase in gross margin was partially offset by:

•	$32 million of higher natural gas costs due to increased generation and higher average unit costs;

•	$23 million of higher coal costs due to higher unit costs with relatively flat generation;

•
$16 million of lower retail customer load due to the impacts of warmer weather on residential and commercial customers reducing customer load by 3%, partially offset by 2% higher customer usage substantially due to commercial and industrial customers; and

•	$9 million of lower REC revenue.

Depreciation and amortization increased $11 million, or 7%, for 2014 compared to 2013 due to the impact of PacifiCorp's depreciation study for which rates became effective January 1, 2014 and higher plant in-service.

Liquidity and Capital Resources

As of March 31, 2014, PacifiCorp's total net liquidity was $960 million as follows (in millions):

Cash and cash equivalents	$172

Credit facilities	1,200
Less:
Short-term debt	—
Letters of credit and tax-exempt bond support	(412)
Net credit facilities	788

Total net liquidity	$960

Credit facilities:
Maturity dates	2017, 2018
Largest single bank commitment as a % of total credit facilities	7%

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2014 and 2013 were $482 million and $469 million, respectively. The $13 million increase was primarily due to higher collections from retail customers, lower cash paid for income taxes and lower contributions to the PacifiCorp Retirement Plan, partially offset by higher fuel payments and higher purchased electricity payments.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2014 and 2013 were $(273) million and $(253) million, respectively. Capital expenditures increased $11 million and consisted of the following during the three-month periods ended March 31 and exclude amounts for non-cash equity AFUDC and other non-cash items:

2014:

•
Transmission system investments totaling $68 million, including construction costs for the 170-mile single-circuit 345-kV Sigurd-Red Butte ("Sigurd-Red Butte") transmission line expected to be placed in-service in 2015.

•
Emissions control equipment on existing generating facilities totaling $42 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•
The construction of the Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $19 million, which is expected to be placed in-service in mid-2014.

•	Distribution, generation, mining and other infrastructure totaling $141 million.

2013:

•
Transmission system investments totaling $57 million, including construction costs for the 100-mile high-voltage Mona-Oquirrh ("Mona-Oquirrh") transmission line that was placed in-service in May 2013 and the Sigurd-Red Butte transmission line.

•	The construction of Lake Side 2 totaling $48 million.

•
Emissions control equipment on existing generating facilities totaling $12 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure totaling $142 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2014 was $(90) million. Uses of cash consisted of $500 million for common stock dividends paid to PPW Holdings and $12 million for the repayment of long-term debt. Sources of cash consisted of proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2013 was $(163) million, which consisted substantially of $150 million for common stock dividends paid to PPW Holdings and $10 million for the repayment of long-term debt.

Long-term Debt

In March 2014, PacifiCorp issued $425 million of its 3.60% First Mortgage Bonds due April 2024. The net proceeds are being used to fund capital expenditures and for general corporate purposes, including retirement of short-term debt that was partially incurred to pay a $500 million common stock dividend to PPW Holdings.

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $125 million of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

Common Shareholder's Equity

In February 2014, PacifiCorp declared a dividend of $500 million, which was paid to PPW Holdings in March 2014.

Future Uses of Cash

PacifiCorp has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which PacifiCorp has access to external financing depends on a variety of factors, including PacifiCorp's credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the utility industry.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.1 billion for the year ended December 31, 2014 and include the following:

•
$265 million for transmission system investments, including projects for the Energy Gateway Transmission Expansion Program, which includes construction costs of $130 million for the Sigurd-Red Butte transmission line.

•
$171 million for environmental projects, which includes emissions control equipment to meet anticipated air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of PacifiCorp's coal-fueled generating facilities, including Jim Bridger Units 3 and 4 and Hunter Unit 1.

•	$35 million for construction of Lake Side 2, which is expected to be placed in-service in mid-2014.

•	Remaining costs relate to routine expenditures for distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013 other than the 2014 debt issuance previously discussed.

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

State Regulatory Matters

Utah

In January 2014, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $76 million, or an average price increase of 4%. In April 2014, PacifiCorp filed a net power cost update reducing the requested increase to $71 million. The requested increase includes recovery of PacifiCorp's investment in Lake Side 2, which is expected to be placed into service in mid-2014, and the Mona-Oquirrh transmission line investment found to be prudent in the prior general rate case. If approved by the UPSC, the new rates will be effective September 2014.

In March 2014, PacifiCorp filed its annual Energy Balancing Account with the UPSC requesting $28 million, or an increase of 2%, for recovery of deferred net power costs for the period January 1, 2013 through December 31, 2013. If approved by the UPSC, the new rates will be effective November 2014.

In March 2014, PacifiCorp filed its annual REC balancing account application with the UPSC requesting recovery of $17 million over a three-year period. If approved by the UPSC, the new rates will be effective June 2014 on an interim basis until a final order is issued by the UPSC.

Oregon

In April 2014, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $18 million, or an average price increase of 2%, based on forecasted net power costs for calendar year 2015. The filing will be subject to updates throughout the year. If approved by the OPUC, the new rates will be effective January 2015.

In April 2014, PacifiCorp filed for a separate tariff rider with the OPUC to recover the Oregon-allocated costs of PacifiCorp's investment in Lake Side 2. The separate tariff rider was agreed to in the 2013 Oregon general rate case stipulation with final costs subject to a prudence determination. The filing supports an overall rate increase of $22 million, or an average price increase of 2%. If approved by the OPUC, the new rates will be effective June 2014.

Wyoming

In March 2014, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $36 million, or an average price increase of 5%. The requested increase includes recovery of PacifiCorp's investments in Lake Side 2 and the Mona-Oquirrh transmission line. If approved by the WPSC, the new rates will be effective January 2015.

In March 2014, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests recovery of $17 million of deferred net power costs for the period January 1, 2013 through December 31, 2013, and the RRA application requests a $4 million increase in the RRA surcharge. The two applications represent a combined total price increase of 3%. If approved by the WPSC, the ECAM and RRA rates will be effective May 2014 on an interim basis until a final order is issued by the WPSC.

Washington

In May 2014, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $27 million, or an average price increase of 8%. If approved by the WUTC, the new rates will be effective March 2015.

Idaho

In January 2014, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $13 million of deferred net power costs. In April 2014, the IPUC issued an order approving recovery of $12 million of deferred net power costs, of which $7 million will be collected over a 12-month period and the remainder collected over a 24-month period with new rates effective April 2014.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. PacifiCorp believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of PacifiCorp's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013.

Clean Air Act Regulations

The Clean Air Act is a federal law administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in State Implementation Plans ("SIPs"), which are a collection of regulations, programs and policies to be followed. SIPs vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA.

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled generating facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. PacifiCorp believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support PacifiCorp's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. PacifiCorp will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards, which may include retiring certain units.

PacifiCorp continues to plan for retirement of the Carbon coal-fueled generating facility ("Carbon Facility") in early 2015 as the least-cost alternative to comply with the MATS and other environmental regulations. Efforts are underway to effectuate the decommissioning activities and transmission system modifications necessary to maintain system reliability following disconnection. The Carbon Facility produced 1.2 million MWh of electricity, or 2.1% of PacifiCorp's owned generation production, during 2013.

Incremental costs to install and maintain emissions control equipment at PacifiCorp's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits were filed against the MATS in the D.C. Circuit. In April 2014, the D.C. Circuit upheld the MATS requirements.

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

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012. Certain groups have appealed the EPA's approval of the sulfur dioxide SIP, and PacifiCorp has intervened in that appeal. Oral argument was held before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014 and a decision in the matter is pending. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a federal implementation plan ("FIP"). The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination on January 10, 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to install low-nitrogen oxides burners at Naughton Units 1 and 2, selective catalytic reduction at Naughton Unit 3 by December 2014, selective catalytic reduction at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of selective catalytic reduction by 2019 or, in lieu of installing selective catalytic reduction, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of selective catalytic reduction within five years (i.e., by 2019). The EPA action became final on March 3, 2014. The state of Wyoming petitioned the EPA for reconsideration of its FIP and also appealed the EPA's FIP in the Tenth Circuit. PacifiCorp filed a petition for reconsideration of the FIP relating to the installation of selective catalytic reduction controls at the Wyodak Facility in addition to filing an appeal of the FIP relating to the selective catalytic reduction controls at the Wyodak Facility in the Tenth Circuit. Environmental groups have, likewise, filed an appeal of the EPA's decision before the Tenth Circuit. With respect to Naughton Unit 3, the EPA indicated it supported the conversion of the unit to natural gas and would expedite action relative to consideration of the gas conversion once the state of Wyoming submitted the requisite SIP amendment; nonetheless, the Naughton Unit 3 gas conversion remains subject to final approval by the EPA.

Until the EPA takes final action in each state and decisions have been made on each appeal, PacifiCorp cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electricity generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the United States Court of Appeals for the Second Circuit ("Second Circuit") remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. PacifiCorp's Dave Johnston generating facility withdraws more than two million gallons per day of water from waters of the United States for once-through cooling applications. PacifiCorp's Jim Bridger, Naughton, Gadsby, Hunter, Carbon and Huntington generating facilities currently utilize closed cycle cooling towers but withdraw more than two million gallons of water per day. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013 and then again to January 2014. While the EPA expected the final rule to be published in April 2014, the final rule is now scheduled to be released May 16, 2014. Until the final rule is released, it cannot be determined when PacifiCorp's generating facilities impacted by the final rule will be required to complete impingement and entrainment studies to assess compliance options. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that PacifiCorp's existing intake structures require modification, the costs are not anticipated to be significant to the consolidated financial statements.

In June 2013, the EPA published proposed effluent limitation guidelines and standards for the steam electric power generating sector. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions have changed the effluent discharged from coal- and natural gas-fueled generating facilities. While the EPA expected the final rule to be published in May 2014, the final rule is now scheduled for release by September 30, 2015. It is likely that the new guidelines will impose more stringent limits on wastewater discharges from coal-fueled generating facilities and ash and scrubber ponds. However, until the revised guidelines are finalized, PacifiCorp cannot predict the impact on its generating facilities.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of March 31, 2014, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2014, PacifiCorp would have been required to post $198 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting PacifiCorp, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2013. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of March 31, 2014.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There has been no material change to PacifiCorp's risk factors from those disclosed in Item 1A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013.

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

PACIFICORP
(Registrant)

Date: May 2, 2014	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.    Description

4.1*
Twenty-Seventh Supplemental Indenture, dated as of March 1, 2014, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (Exhibit 4.1, Current Report on Form 8-K, filed March 13, 2014, File No. 1-5152).

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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

*Incorporated by reference.