Form 10-Q
period 2014-06-30
PACIFICORP /OR/
filed 2014-08-01
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by Berkshire Hathaway Energy Company, 666 Grand Avenue, Des Moines, Iowa 50309-2580. As of July 31, 2014, 357,060,915 shares of common stock were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

PacifiCorp and Related Entities
BHE	Berkshire Hathaway Energy Company
PacifiCorp	PacifiCorp and its subsidiaries
PPW Holdings	PPW Holdings LLC, a wholly owned subsidiary of BHE and PacifiCorp's direct parent company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CPUC	California Public Utilities Commission
EPA	United States Environmental Protection Agency
GWh	Gigawatt Hours
IPUC	Idaho Public Utilities Commission
MWh	Megawatt Hours
OPUC	Oregon Public Utility Commission
REC	Renewable Energy Credit
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2014, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2014 and 2013, and of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 1, 2014

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$188	$53
Accounts receivable, net	668	700
Inventories:
Materials and supplies	218	213
Fuel	218	241
Deferred income taxes	15	66
Regulatory assets	122	94
Other current assets	71	75
Total current assets	1,500	1,442

Property, plant and equipment, net	18,635	18,507
Regulatory assets	1,228	1,290
Other assets	451	420

Total assets	$21,814	$21,659

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$441	$504
Income taxes payable	40	22
Accrued employee expenses	114	79
Accrued interest	115	110
Accrued property and other taxes	91	58
Current portion of long-term debt and capital lease obligations	226	238
Regulatory liabilities	30	55
Other current liabilities	190	208
Total current liabilities	1,247	1,274

Regulatory liabilities	906	879
Long-term debt and capital lease obligations	7,051	6,639
Deferred income taxes	4,413	4,359
Other long-term liabilities	696	721
Total liabilities	14,313	13,872

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,029	3,315
Accumulated other comprehensive loss, net	(9)	(9)
Total shareholders' equity	7,501	7,787

Total liabilities and shareholders' equity	$21,814	$21,659

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Operating revenue	$1,243	$1,215	$2,531	$2,447

Operating costs and expenses:
Energy costs	444	428	948	881
Operations and maintenance	241	267	514	538
Depreciation and amortization	177	169	356	337
Taxes, other than income taxes	40	40	82	83
Total operating costs and expenses	902	904	1,900	1,839

Operating income	341	311	631	608

Other income (expense):
Interest expense	(97)	(96)	(191)	(190)
Allowance for borrowed funds	7	7	15	15
Allowance for equity funds	14	14	30	29
Other, net	3	1	5	2
Total other income (expense)	(73)	(74)	(141)	(144)

Income before income tax expense	268	237	490	464
Income tax expense	84	71	151	138
Net income	$184	$166	$339	$326

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance at December 31, 2012	$41	$—	$4,479	$3,136	$(12)	$7,644
Net income	—	—	—	326	—	326
Preferred stock dividends declared	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	(500)	—	(500)
Redemption of preferred stock	(5)	—	—	—	—	(5)
Balance at June 30, 2013	$36	$—	$4,479	$2,961	$(12)	$7,464

Balance at December 31, 2013	$2	$—	$4,479	$3,315	$(9)	$7,787
Net income	—	—	—	339	—	339
Common stock dividends declared	—	—	—	(625)	—	(625)
Balance at June 30, 2014	$2	$—	$4,479	$3,029	$(9)	$7,501

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$339	$326
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	356	337
Deferred income taxes and amortization of investment tax credits	105	78
Changes in regulatory assets and liabilities	(43)	(7)
Other, net	(19)	(20)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	45	69
Derivative collateral, net	12	23
Inventories	18	(19)
Income taxes	18	(11)
Accounts payable and other liabilities	55	55
Net cash flows from operating activities	886	831

Cash flows from investing activities:
Capital expenditures	(532)	(518)
Other, net	(3)	6
Net cash flows from investing activities	(535)	(512)

Cash flows from financing activities:
Proceeds from long-term debt	425	299
Repayments of long-term debt and capital lease obligations	(13)	(71)
Redemption of preferred stock	—	(5)
Common stock dividends	(625)	(500)
Other, net	(3)	(3)
Net cash flows from financing activities	(216)	(280)

Net change in cash and cash equivalents	135	39
Cash and cash equivalents at beginning of period	53	80
Cash and cash equivalents at end of period	$188	$119

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric utility company serving retail customers, including residential, commercial, industrial, irrigation and other customers in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of Berkshire Hathaway Energy Company ("BHE"), a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013. The results of operations for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2014.

(2)	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, which creates FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, which amends FASB ASC Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. PacifiCorp adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on PacifiCorp's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2014	2013

Property, plant and equipment in service	5-75 years	$25,764	$24,868
Accumulated depreciation and amortization		(7,912)	(7,686)
Net property, plant and equipment in service		17,852	17,182
Construction work-in-progress		783	1,325
Total property, plant and equipment, net		$18,635	$18,507

As a result of PacifiCorp's recent depreciation study approved by its state regulatory commissions, PacifiCorp revised its depreciation rates effective January 1, 2014. The approved depreciation rates resulted in an increase in depreciation expense of $8 million for the three-month period ended June 30, 2014 as compared to the three-month period ended June 30, 2013, and $17 million for the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013.

(4)	Recent Financing Transactions

In March 2014, PacifiCorp issued $425 million of its 3.60% First Mortgage Bonds due April 2024. The net proceeds were used to fund capital expenditures and for general corporate purposes, including retirement of short-term debt that was partially incurred to pay a $500 million common stock dividend in March 2014 to PPW Holdings LLC, a wholly owned subsidiary of BHE and PacifiCorp's direct parent company.

In March 2014, PacifiCorp arranged for the cancellation of $97 million of letters of credit previously issued to support variable-rate tax-exempt bond obligations. As of June 30, 2014, PacifiCorp had $451 million of fully available letters of credit issued under committed arrangements to support variable-rate tax-exempt bond obligations, of which $270 million were issued under revolving credit facilities. As of June 30, 2014, PacifiCorp had $142 million of variable-rate tax-exempt bond obligations outstanding supported by its revolving credit facilities.

(5)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Pension:
Service cost	$1	$2	$2	$3
Interest cost	14	13	28	27
Expected return on plan assets	(19)	(18)	(38)	(37)
Net amortization	7	12	15	24
Net periodic benefit cost	$3	$9	$7	$17

Other postretirement:
Service cost	$2	$2	$3	$4
Interest cost	7	7	14	13
Expected return on plan assets	(7)	(8)	(15)	(15)
Net amortization	—	2	1	4
Net periodic benefit cost	$2	$3	$3	$6

Employer contributions to the pension and other postretirement benefit plans are expected to be $10 million and $1 million, respectively, during 2014. As of June 30, 2014, $8 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of June 30, 2014
Not designated as hedging contracts(1):
Commodity assets	$17	$4	$2	$—	$23
Commodity liabilities	(5)	(1)	(11)	(6)	(23)
Total	12	3	(9)	(6)	—

Total derivatives	12	3	(9)	(6)	—
Cash collateral receivable	—	—	—	—	—
Total derivatives - net basis	$12	$3	$(9)	$(6)	$—

As of December 31, 2013
Not designated as hedging contracts(1):
Commodity assets	$11	$—	$2	$1	$14
Commodity liabilities	(1)	—	(29)	(39)	(69)
Total	10	—	(27)	(38)	(55)

Total derivatives	10	—	(27)	(38)	(55)
Cash collateral receivable	—	—	—	12	12
Total derivatives - net basis	$10	$—	$(27)	$(26)	$(43)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of June 30, 2014 and December 31, 2013, a regulatory asset of $- million and $55 million, respectively, was recorded related to the net derivative liability of $- million and $55 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Beginning balance	$27	$82	$55	$121
Changes in fair value recognized in regulatory assets	(27)	14	(49)	(5)
Net losses reclassified to operating revenue	—	(2)	(11)	(1)
Net (losses) gains reclassified to energy costs	—	(9)	5	(30)
Ending balance	$—	$85	$—	$85

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2014	2013
Electricity sales	Megawatt hours	(3)	(1)
Natural gas purchases	Decatherms	126	120
Fuel oil purchases	Gallons	7	15

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2014, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $22 million and $68 million as of June 30, 2014 and December 31, 2013, respectively, for which PacifiCorp had posted collateral of $- million and $12 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2014 and December 31, 2013, PacifiCorp would have been required to post $13 million and $51 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2014
Assets:
Commodity derivatives	$—	$22	$1	$(8)	$15
Money market mutual funds(2)	185	—	—	—	185
	$185	$22	$1	$(8)	$200

Liabilities - Commodity derivatives	$—	$(23)	$—	$8	$(15)

As of December 31, 2013
Assets:
Commodity derivatives	$—	$12	$2	$(4)	$10
Money market mutual funds(2)	61	—	—	—	61
	$61	$12	$2	$(4)	$71

Liabilities - Commodity derivatives	$—	$(69)	$—	$16	$(53)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million and $12 million as of June 30, 2014 and December 31, 2013, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of June 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,242	$8,453	$6,828	$7,626

(8)	Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and is vigorously pursuing all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. The parties are briefing their positions before the Utah Supreme Court with briefing expected to be completed and oral arguments held by late 2014 or early 2015. As of June 30, 2014, PacifiCorp had accrued $118 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

Sanpete County, Utah Rangeland Fire

In June 2012, a major rangeland fire occurred in Sanpete County, Utah. Certain parties allege that contact between two of PacifiCorp’s transmission lines may have triggered a ground fault that led to the fire. PacifiCorp has engaged experts to review the cause and origin of the fire, as well as to assess the damages. PacifiCorp has accrued its best estimate of the potential loss and expected insurance recovery. PacifiCorp believes it is reasonably possible it may incur additional loss beyond the amount accrued but does not believe the potential additional loss will have a material impact to its consolidated financial results.

Northwest Refund Case

In October 2011, the Federal Energy Regulatory Commission ("FERC") issued an order on remand by the United States Court of Appeals for the Ninth Circuit, in which it determined that additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest wholesale spot market during the period from December 2000 through June 2001. PacifiCorp was a participant in the Pacific Northwest wholesale spot market during this period. The FERC ordered an evidentiary, trial-type hearing before an administrative law judge to permit parties to present evidence of alleged unlawful market activity. However, the FERC held the hearing in abeyance pending settlement discussions among all parties. The plaintiff parties to the proceeding filed claims against multiple parties, including PacifiCorp. PacifiCorp entered into settlements with the plaintiff parties, and the resulting settlements were approved by the FERC. The outcome of such settlements did not have a material impact on PacifiCorp's consolidated financial results. The FERC, however, declined to dismiss PacifiCorp from the case entirely, noting that additional parties may, in the future, assert sequential claims against parties to the case, including PacifiCorp. Although the FERC has not yet addressed sequential claims, based on the progress of the other parties' primary cases through the trial-type hearing and recently reached settlements between other parties, PacifiCorp believes it is remote that the outcome of the FERC's review of the sequential claims would have a material impact on its consolidated financial results.

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

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. For the six-month periods ended June 30, 2014 and 2013, PacifiCorp made net cash payments for federal and state income taxes to BHE totaling $27 million and $66 million, respectively.

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

Results of Operations for the Second Quarter and First Six Months of 2014 and 2013

Overview

Net income for the second quarter of 2014 was $184 million, an increase of $18 million, or 11%, as compared to 2013. Net income increased primarily due to lower operations and maintenance expense as a result of insurance recoveries expected from a fire claim, higher retail prices and lower coal costs, partially offset by higher natural gas costs and higher depreciation and amortization expense. Retail customer load decreased 0.5% for the second quarter of 2014, primarily due to the impacts of milder weather on residential, commercial and irrigation customer load and lower commercial and industrial customer usage, partially offset by higher irrigation and residential customer usage. Energy generated decreased 1% for the second quarter of 2014, due to lower coal-fueled generation, partially offset by higher natural gas-fueled, hydroelectric and wind-powered generation. Wholesale sales volumes decreased 12% and purchased electricity volumes decreased 7%.

Net income for the first six months of 2014 was $339 million, an increase of $13 million, or 4%, as compared to 2013. Net income increased primarily due to higher retail prices, lower operations and maintenance expense as a result of insurance recoveries expected from a fire claim, higher wholesale electricity revenue and higher net deferrals of incurred net power costs, partially offset by higher fuel costs, higher depreciation and amortization expense, lower retail customer load and higher transmission expense. Retail customer load decreased 0.6% for the first six months of 2014, primarily due to the impacts of warmer weather in the first quarter on residential and commercial customer load and milder weather in the second quarter on residential, commercial and irrigation customer load, partially offset by higher irrigation, residential and commercial customer usage. Energy generated increased 3% for the first six months of 2014, primarily due to higher natural gas-fueled, hydroelectric and wind-powered generation, partially offset by lower coal-fueled generation, while purchased electricity volumes decreased 15%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change

Gross margin (in millions):
Operating revenue	$1,243	$1,215	$28	2%	$2,531	$2,447	$84	3%
Energy costs	444	428	16	4	948	881	67	8
Gross margin	$799	$787	$12	2	$1,583	$1,566	$17	1

Sales (GWh):
Residential	3,298	3,327	(29)	(1)%	7,571	7,846	(275)	(4)%
Commercial	4,065	4,146	(81)	(2)	8,247	8,276	(29)	—
Industrial and irrigation	5,711	5,662	49	1	10,781	10,632	149	1
Other	107	107	—	—	209	220	(11)	(5)
Total retail	13,181	13,242	(61)	—	26,808	26,974	(166)	(1)
Wholesale	1,944	2,212	(268)	(12)	4,902	4,810	92	2
Total sales	15,125	15,454	(329)	(2)	31,710	31,784	(74)	—

Average number of retail customers (in thousands)	1,779	1,764	15	1%	1,779	1,764	15	1%

Average revenue per MWh:
Retail	$84.49	$83.05	$1.44	2%	$84.25	$81.85	$2.40	3%
Wholesale	$32.49	$30.50	$1.99	7%	$33.59	$29.93	$3.66	12%

Sources of energy (GWh)(1):
Coal	9,477	10,536	(1,059)	(10)%	20,061	21,244	(1,183)	(6)%
Natural gas	2,367	1,474	893	61	4,901	3,277	1,624	50
Hydroelectric(2)	1,035	990	45	5	2,249	1,928	321	17
Wind and other(2)	813	773	40	5	1,873	1,770	103	6
Total energy generated	13,692	13,773	(81)	(1)	29,084	28,219	865	3
Energy purchased	2,528	2,732	(204)	(7)	4,940	5,842	(902)	(15)
Total	16,220	16,505	(285)	(2)	34,024	34,061	(37)	—

Average cost of energy per MWh:
Energy generated(3)	$19.37	$18.12	$1.25	7%	$19.99	$18.10	$1.89	10%
Energy purchased	$53.08	$49.81	$3.27	7%	$59.03	$50.31	$8.72	17%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes the cost of fuel associated with the generating facilities and does not include other costs.

Gross margin increased $12 million, or 2%, for the second quarter of 2014 compared to 2013 primarily due to:

•	$16 million of higher retail prices;

•	$13 million of higher REC revenue;

•	$7 million of lower coal costs due to reduced volumes, partially offset by higher unit costs; and

•	$4 million of lower purchased electricity due to reduced volumes, substantially offset by higher average market prices.

The increase in gross margin was partially offset by:

•	$23 million of higher natural gas costs due to increased generation, partially offset by lower average unit costs;

•	$4 million of lower wholesale electricity revenue due to reduced volumes, partially offset by higher average prices;

•	$4 million of higher transmission expense; and

•
$2 million from a 0.5% decrease in retail customer load, with a 1.3% decrease due to the impacts of milder weather on residential, commercial and irrigation customer load, substantially offset by 0.8% higher customer usage consisting of higher irrigation and residential customer usage and lower commercial and industrial customer usage.

Operations and maintenance decreased $26 million, or 10%, for the second quarter of 2014 compared to 2013 due to insurance recoveries expected from the Sanpete County, Utah rangeland fire and charges associated with the rangeland fire in 2013, partially offset by higher maintenance expense associated with generation overhauls. The Sanpete County, Utah rangeland fire is discussed in Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Depreciation and amortization increased $8 million, or 5%, for the second quarter of 2014 compared to 2013 due to the impact of PacifiCorp's depreciation rate study effective January 1, 2014 and higher plant in-service.

Income tax expense increased $13 million, or 18%, for the second quarter of 2014 compared to 2013 and the effective tax rates were 31% and 30% for the second quarter of 2014 and 2013, respectively. The increase in income tax expense was primarily due to higher pre-tax book income.

Gross margin increased $17 million, or 1%, for the first six months of 2014 compared to 2013 primarily due to:

•	$69 million of higher retail prices;

•	$21 million of higher wholesale electricity revenue primarily due to higher average market prices;

•	$9 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms; and

•	$6 million of lower purchased electricity due to reduced volumes, substantially offset by higher average prices.

The increase in gross margin was partially offset by:

•	$55 million of higher natural gas costs due to increased generation, partially offset by lower average unit costs;

•
$18 million from a 0.6% decrease in retail customer load, with a 2.0% decrease due to the impacts of warmer weather in the first quarter on residential and commercial customers and milder weather in the second quarter on residential, commercial and irrigation customers, partially offset by 1.4% higher customer usage by irrigation, residential and commercial customers;

•	$16 million of higher coal costs due to higher unit costs, partially offset by reduced volumes; and

•	$11 million of higher transmission expense.

Operations and maintenance decreased $24 million, or 4%, for the first six months of 2014 compared to 2013 due to insurance recoveries expected from the Sanpete County, Utah rangeland fire and charges associated with the rangeland fire in 2013, partially offset by higher demand-side management expense in Utah.

Depreciation and amortization increased $19 million, or 6%, for the first six months of 2014 compared to 2013 due to the impact of PacifiCorp's depreciation rate study effective January 1, 2014 and higher plant in-service.

Income tax expense increased $13 million, or 9%, for the first six months of 2014 compared to 2013 and the effective tax rates were 31% and 30% for the first six months of 2014 and 2013, respectively. The increase in income tax expense was primarily due to higher pre-tax book income.

Liquidity and Capital Resources

As of June 30, 2014, PacifiCorp's total net liquidity was $976 million as follows (in millions):

Cash and cash equivalents	$188

Credit facilities	1,200
Less:
Short-term debt	—
Letters of credit and tax-exempt bond support	(412)
Net credit facilities	788

Total net liquidity	$976

Credit facilities:
Maturity dates	2017, 2018
Largest single bank commitment as a % of total credit facilities	7%

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2014 and 2013 were $886 million and $831 million, respectively. The $55 million increase was primarily due to higher collections from retail customers, lower pension contributions and lower cash paid for income taxes, partially offset by higher fuel payments and higher purchased electricity payments.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2014 and 2013 were $(535) million and $(512) million, respectively. Capital expenditures increased $14 million and consisted of the following during the six-month periods ended June 30 and exclude amounts for non-cash equity AFUDC and other non-cash items:

2014:

•
Transmission system investments totaling $122 million, including construction costs for the 170-mile single-circuit 345-kilovolt Sigurd-Red Butte ("Sigurd-Red Butte") transmission line expected to be placed in-service in 2015.

•	Emissions control equipment on existing generating facilities totaling $83 million for installation or upgrade of low nitrogen oxide burners and particulate matter control systems.

•	The construction of the Lake Side 2 645-megawatt combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $31 million, which was placed in-service in May 2014.

•	Distribution, generation, mining and other infrastructure totaling $296 million.

2013:

•
Transmission system investments totaling $121 million, including construction costs for the 100-mile high-voltage Mona-Oquirrh ("Mona-Oquirrh") transmission line that was placed in-service in May 2013 and the Sigurd-Red Butte transmission line.

•	The construction of Lake Side 2 totaling $80 million.

•	Emissions control equipment on existing generating facilities totaling $20 million for installation or upgrade of low nitrogen oxide burners and particulate matter control systems.

•	Distribution, generation, mining and other infrastructure totaling $297 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2014 was $(216) million. Uses of cash consisted substantially of $625 million for common stock dividends paid to PPW Holdings and $12 million for the repayment of long-term debt. Sources of cash consisted of proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2013 was $(280) million. Uses of cash consisted substantially of $500 million for common stock dividends paid to PPW Holdings and $68 million for the repayment of long-term debt. Sources of cash consisted of proceeds from the issuance of long-term debt.

Long-term Debt

In March 2014, PacifiCorp issued $425 million of its 3.60% First Mortgage Bonds due April 2024. The net proceeds were used to fund capital expenditures and for general corporate purposes, including retirement of short-term debt that was partially incurred to pay a $500 million common stock dividend in March 2014 to PPW Holdings.

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $1.575 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.1 billion for the year ended December 31, 2014 and include the following:

•
$273 million for transmission system investments, including projects for the Energy Gateway Transmission Expansion Program, which includes construction costs of $131 million for the Sigurd-Red Butte transmission line.

•
$167 million for environmental projects, which includes emissions control equipment to meet anticipated air quality and visibility targets, including the reduction of nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of PacifiCorp's coal-fueled generating facilities, including Jim Bridger Units 3 and 4 and Hunter Unit 1.

•	$39 million for construction of Lake Side 2, which was placed in-service in May 2014.

•	Remaining costs relate to routine expenditures for distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

In April 2013, PacifiCorp filed its 2013 IRP with the state commissions. The WPSC accepted the 2013 IRP into its files and the IPUC, the WUTC and the UPSC acknowledged the 2013 IRP. The OPUC acknowledged the 2013 IRP with exceptions and revisions to specific action items.

Energy Imbalance Market

PacifiCorp and the California Independent System Operator Corporation ("California ISO") are on schedule to implement a new energy imbalance market ("EIM") in October 2014. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, more effectively integrate renewables and enhance reliability through improved situational awareness and responsiveness. In today's environment, utilities in the west outside the California ISO rely upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply and have limited capability to transact within the hour outside their own borders. In contrast, the EIM will optimize and automate five-minute dispatch of generation to serve load across the entire six-state PacifiCorp and California ISO footprint. The EIM is voluntary and available to all balancing authorities in the Western United States. Benefits to customers are expected to increase as more entities join and the footprint grows, bringing incremental generation and load diversity. NV Energy, Inc. has announced plans to join the EIM in October 2015 subject to regulatory approvals. In June 2014, the Federal Energy Regulatory Commission ("FERC") issued two orders on the tariff revisions to implement the EIM proposed by PacifiCorp and the California ISO, respectively. In the PacifiCorp order, the FERC conditionally accepted in part and conditionally rejected in part PacifiCorp's proposed Open Access Transmission Tariff ("OATT") revisions, requiring PacifiCorp to make an additional compliance filing to modify or remove identified provisions of its OATT, as directed by the FERC in the order. In the California ISO order, the FERC conditionally accepted the California ISO's proposed tariff revisions, requiring the California ISO to make an additional compliance filing to modify identified provisions of its tariff, as directed by the FERC in the order. The FERC's orders accepted the effective dates proposed for the EIM by PacifiCorp and the California ISO in their respective tariff filings. Accordingly, PacifiCorp and the California ISO made the required compliance filings in July 2014 and expect to implement the EIM consistent with the accepted effective dates. EIM market simulation, including systems testing, began in July 2014 and is expected to be followed by EIM go-live in October 2014.

Contractual Obligations

As of June 30, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013 other than the 2014 debt issuance previously discussed.

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

State Regulatory Matters

Utah

In January 2014, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $76 million, or an average price increase of 4%. PacifiCorp filed subsequent rebuttal testimony reducing the requested increase to $66 million. The requested increase includes recovery of PacifiCorp's investment in Lake Side 2, which was placed in-service in May 2014, and the Mona-Oquirrh transmission line investment found to be prudent in the prior general rate case. In June 2014, PacifiCorp filed a multi-party stipulation with the UPSC that provides for a two-step rate increase. If approved by the UPSC, the first increase of $35 million, or an average price increase of 2%, will be effective September 2014, and the second increase of $19 million, or an average price increase of 1%, will be effective the later of September 2015 or the in-service date of the Sigurd-Red Butte transmission line. The stipulation resolves most issues in the general rate case, but does not settle the net metering facilities charge proposed by PacifiCorp. The stipulation also specifies that September 2016 would be the earliest effective date that PacifiCorp could seek an increase to customers' rates in Utah, with the exception of the year-two increase agreed to above and other UPSC-approved and currently existing rate adjustment mechanisms, including the Energy Balancing Account ("EBA") pilot for which the stipulation provides a one-year extension through 2016.

In March 2014, PacifiCorp filed its annual EBA with the UPSC requesting $28 million, or an increase of 2%, for recovery of deferred net power costs for the period January 1, 2013 through December 31, 2013. If approved by the UPSC, the new rates will be effective November 2014. If the general rate case stipulation described above is approved by the UPSC, effective November 2014, all deferral balances currently being collected in the EBA will be added to the UPSC-approved balance from the currently pending EBA request, with the total balance to be collected over a 12-month period beginning November 2014.

In March 2014, PacifiCorp filed its annual REC balancing account application with the UPSC requesting recovery of $17 million over a three-year period. In May 2014, the UPSC approved the new rates effective June 2014 on an interim basis until a final order is issued by the UPSC.

Oregon

In April 2014, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $18 million, or an average price increase of 2%, based on forecasted net power costs for calendar year 2015. In July 2014, PacifiCorp filed an all-party stipulation with the OPUC resolving all issues in the proceeding. The stipulation reflects an overall annual increase of $10 million, or an average price increase of 1%, subject to updates through November 2014. If approved by the OPUC, the new rates will be effective January 2015.

In April 2014, PacifiCorp filed for a separate tariff rider with the OPUC to recover the Oregon-allocated costs of PacifiCorp's investment in Lake Side 2. The separate tariff rider was agreed to in the 2013 Oregon general rate case stipulation with final costs subject to a prudence determination. The filing supports an overall rate increase of $22 million, or an average price increase of 2%. In May 2014, the OPUC approved the new rates effective June 2014.

Wyoming

In March 2014, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $36 million, or an average price increase of 5%. In June 2014, PacifiCorp filed a net power cost update reducing the requested increase to $35 million. The requested increase includes recovery of PacifiCorp's investments in Lake Side 2 and the Mona-Oquirrh transmission line. If approved by the WPSC, the new rates will be effective January 2015.

In March 2014, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests recovery of $17 million of deferred net power costs for the period January 1, 2013 through December 31, 2013, and the RRA application requests a $4 million increase in the RRA surcharge. The two applications represent a combined total price increase of 3%. In May 2014, the WPSC approved the ECAM and RRA rates effective May 2014 on an interim basis subject to further investigation and hearing.

Washington

In December 2012, PacifiCorp submitted a compliance filing with the WUTC presenting Washington-allocated actual REC sales revenues of $17 million from January 1, 2009 through April 2, 2011. Also in December 2012, PacifiCorp filed for judicial review of the WUTC's August 2012 order requiring PacifiCorp to credit to its retail customers all proceeds from the sale of RECs attributable to Washington that were recorded on or after January 1, 2009, less any amounts already credited to retail customers, and the WUTC's November 2012 order denying PacifiCorp's petition for reconsideration and stay of the August 2012 order. In February 2013, PacifiCorp, WUTC staff and intervening parties submitted a joint filing with the WUTC proposing a tracking mechanism for REC sales revenues from April 3, 2011 forward. In March 2013, the WUTC issued a notice stating that the February 2013 joint filing failed to comply with the WUTC's orders, primarily requiring PacifiCorp and other parties to clarify the period over which amortization of historical REC sales revenues (revenues from January 1, 2009 through April 2, 2011) would occur. In March 2013, PacifiCorp filed a response to the WUTC notice requesting that the WUTC not require amortization of historical REC sales revenues until after resolution of the pending judicial review of the WUTC's orders. In June 2014, a multi-party stipulation was filed with the WUTC resolving the request for judicial review associated with the appropriate rate treatment of REC sales revenues from January 1, 2009 through April 2, 2011. The terms of the settlement include a one-time credit to customers totaling $13 million for REC sales revenues from January 1, 2009 through April 2, 2011. The WUTC approved the stipulation and the one-time credit to customers effective June 2014. In July 2014, the Washington State Court of Appeals granted the parties' joint motion to dismiss the petition for judicial review.

In May 2014, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $27 million, or an average price increase of 8%. If approved by the WUTC, the new rates will be effective March 2015.

Idaho

In January 2014, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $13 million of deferred net power costs. In April 2014, the IPUC issued an order approving recovery of $12 million of deferred net power costs, of which $7 million will be collected over a 12-month period and the remainder collected over a 24-month period, with new rates effective April 2014.

California

In July 2014, PacifiCorp filed for a rate increase of $2 million, or 2%, pursuant to its Post Test-year Adjustment Mechanism for major capital additions to add Lake Side 2 and the Hunter Unit 1 emissions control equipment to rates. If approved by the CPUC, the new rates will be effective August 2014.

In August 2014, PacifiCorp filed for a rate increase of $5 million, or 4%, pursuant to its annual Energy Cost Adjustment Clause. If approved by the CPUC, the new rates will be effective January 2015.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. A decision in that case is pending. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the BART determinations in Utah's regional haze SIP in March 2013. Oral argument was held before the Tenth Circuit in March 2014. In May 2014, the Tenth Circuit dismissed the petition, concluding that even though the EPA had changed the promulgation date for its final action, the EPA did not do so explicitly, the filing date for petitions for judicial review ran from the EPA's original action, and the court had no jurisdiction to decide the case. The state of Utah and PacifiCorp have filed petitions for review of the Tenth Circuit's dismissal. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality is undertaking an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2, which will be provided to the EPA as a supplement to the existing Utah SIP. It is unknown whether and how this supplemental analysis will impact the EPA's decision regarding the existing SIP.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012. Certain groups have appealed the EPA's approval of the sulfur dioxide SIP, and PacifiCorp has intervened in that appeal. Oral argument was held before the Tenth Circuit in March 2014 and a decision in the matter is pending. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a federal implementation plan ("FIP"). The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination on January 10, 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to install low-nitrogen oxides burners at Naughton Units 1 and 2, selective catalytic reduction at Naughton Unit 3 by December 2014, selective catalytic reduction at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of selective catalytic reduction by 2019 or, in lieu of installing selective catalytic reduction, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of selective catalytic reduction within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on the Wyodak facility in March 2014. The state of Wyoming has also filed an appeal of the EPA's final action, as have the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. With respect to Naughton Unit 3, the EPA indicated it supported the conversion of the unit to natural gas and would expedite action relative to consideration of the natural gas conversion once the state of Wyoming submitted the requisite SIP amendment; nonetheless, the Naughton Unit 3 natural gas conversion remains subject to final approval by the EPA. In June 2014, the Wyoming Department of Environmental Quality issued a revised BART permit providing for the Naughton Unit 3 natural gas conversion in 2018 and allowing the unit to operate on coal through 2017.

A case was filed in the Tenth Circuit appealing a FIP issued by the EPA in New Mexico. In addition, two cases involving the EPA's issuance of a FIP were appealed to the United States Supreme Court in 2014, one from the Tenth Circuit based on the EPA rejecting portions of the Oklahoma SIP and one from the United States Court of Appeals for the Eighth Circuit based on the EPA's rejection of the North Dakota SIP. In May 2014, the United States Supreme Court issued its decisions denying review of the Oklahoma and North Dakota SIPs.

Until the EPA takes final action in each state and decisions have been made on each appeal, PacifiCorp cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

Climate Change

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under the EPA's proposal, states may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The EPA is taking comment on its proposal until October 16, 2014 and is scheduled to issue final rules in June 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or June 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on PacifiCorp cannot be determined until the EPA finalizes the proposal and the states develop their implementation plans. PacifiCorp has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. PacifiCorp's Dave Johnston generating facility withdraws more than two million gallons per day of water from waters of the United States for once-through cooling applications. PacifiCorp's Jim Bridger, Naughton, Gadsby, Hunter, Carbon and Huntington generating facilities currently utilize closed cycle cooling towers but withdraw more than two million gallons of water per day. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013 and then again to January 2014. The final rule was released May 19, 2014, and allows facilities to choose one of seven options to reduce fish impingement. Facilities that withdraw at least 125 million gallons of water per day must conduct studies to help their permitting authority determine what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. PacifiCorp is assessing the options for compliance at its generating facilities impacted by the final rule and will complete impingement and entrainment studies. The costs of compliance with the cooling water intake structure rule cannot be determined until the prescribed studies are conducted. In the event that PacifiCorp's existing intake structures require modification, the costs are not anticipated to be significant to the consolidated financial statements.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period has been extended on the proposal to October 20, 2014. Until the rule is finalized, PacifiCorp cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of June 30, 2014, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2014, PacifiCorp would have been required to post $170 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2013. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2013. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of June 30, 2014.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

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

PACIFICORP
(Registrant)

Date: August 1, 2014	/s/ Douglas K. Stuver
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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

*Incorporated by reference.