Form 10-Q
period 2015-03-31
PACIFICORP /OR/
filed 2015-05-01
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by Berkshire Hathaway Energy Company, 666 Grand Avenue, Des Moines, Iowa 50309-2580. As of April 30, 2015, 357,060,915 shares of common stock were outstanding.

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2015, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of PacifiCorp's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 1, 2015

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$12	$23
Accounts receivable, net	620	701
Income taxes receivable	60	133
Inventories:
Materials and supplies	226	218
Fuel	186	199
Deferred income taxes	53	28
Regulatory assets	124	131
Other current assets	76	92
Total current assets	1,357	1,525

Property, plant and equipment, net	18,783	18,719
Regulatory assets	1,608	1,574
Other assets	424	449

Total assets	$22,172	$22,267

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$418	$465
Accrued employee expenses	109	76
Accrued interest	104	110
Accrued property and other taxes	85	59
Short-term debt	210	20
Current portion of long-term debt and capital lease obligations	179	134
Regulatory liabilities	34	34
Other current liabilities	216	222
Total current liabilities	1,355	1,120

Regulatory liabilities	919	910
Long-term debt and capital lease obligations	6,874	6,919
Deferred income taxes	4,623	4,609
Other long-term liabilities	961	953
Total liabilities	14,732	14,511

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,972	3,288
Accumulated other comprehensive loss, net	(13)	(13)
Total shareholders' equity	7,440	7,756

Total liabilities and shareholders' equity	$22,172	$22,267

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Operating revenue	$1,250	$1,288

Operating costs and expenses:
Energy costs	476	504
Operations and maintenance	268	273
Depreciation and amortization	189	179
Taxes, other than income taxes	45	42
Total operating costs and expenses	978	998

Operating income	272	290

Other income (expense):
Interest expense	(94)	(94)
Allowance for borrowed funds	6	8
Allowance for equity funds	10	16
Other, net	3	2
Total other income (expense)	(75)	(68)

Income before income tax expense	197	222
Income tax expense	63	67
Net income	$134	$155

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2013	$2	$—	$4,479	$3,315	$(9)	$7,787
Net income	—	—	—	155	—	155
Common stock dividends declared	—	—	—	(500)	—	(500)
Balance, March 31, 2014	$2	$—	$4,479	$2,970	$(9)	$7,442

Balance, December 31, 2014	$2	$—	$4,479	$3,288	$(13)	$7,756
Net income	—	—	—	134	—	134
Common stock dividends declared	—	—	—	(450)	—	(450)
Balance, March 31, 2015	$2	$—	$4,479	$2,972	$(13)	$7,440

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$134	$155
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	189	179
Allowance for equity funds	(10)	(16)
Deferred income taxes and amortization of investment tax credits	(10)	36
Changes in regulatory assets and liabilities	21	(19)
Other, net	1	5
Changes in other operating assets and liabilities:
Accounts receivable and other assets	89	106
Derivative collateral, net	(36)	12
Inventories	5	12
Income taxes	73	15
Accounts payable and other liabilities	26	(3)
Net cash flows from operating activities	482	482

Cash flows from investing activities:
Capital expenditures	(208)	(270)
Other, net	(25)	(3)
Net cash flows from investing activities	(233)	(273)

Cash flows from financing activities:
Proceeds from long-term debt	—	425
Repayments of long-term debt and capital lease obligations	—	(12)
Net proceeds from short-term debt	190	—
Common stock dividends	(450)	(500)
Other, net	—	(3)
Net cash flows from financing activities	(260)	(90)

Net change in cash and cash equivalents	(11)	119
Cash and cash equivalents at beginning of period	23	53
Cash and cash equivalents at end of period	$12	$172

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2015.

(2)	New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, which amends FASB Accounting Standards Codification ("ASC") Subtopic 835-30, "Interest - Imputation of Interest." The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2015	2014

Property, plant and equipment in-service	5-75 years	$25,947	$25,813
Accumulated depreciation and amortization		(8,173)	(8,026)
Net property, plant and equipment in-service		17,774	17,787
Construction work-in-progress		1,009	932
Total property, plant and equipment, net		$18,783	$18,719

(4)	Recent Financing Transactions

In March 2015, PacifiCorp obtained $191 million of letters of credit to support variable-rate tax-exempt bond obligations. These letters of credit expire through March 2017 and replace certain letters of credit previously issued under one of the credit facilities. Also, in March 2015, PacifiCorp arranged for the cancellation of $23 million of letters of credit previously issued under one of the credit facilities to support variable-rate tax-exempt bond obligations.

As of March 31, 2015, PacifiCorp had $428 million of fully available letters of credit issued under committed arrangements to support variable-rate tax-exempt bond obligations, of which $56 million were issued under credit facilities.

(5)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014
Pension:
Service cost	$1	$1
Interest cost	13	14
Expected return on plan assets	(19)	(19)
Net amortization	10	8
Net periodic benefit cost	$5	$4

Other postretirement:
Service cost	$1	$1
Interest cost	4	7
Expected return on plan assets	(6)	(8)
Net amortization	(1)	1
Net periodic benefit cost	$(2)	$1

Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2015. As of March 31, 2015, $1 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

Multiemployer Pension Plan

PacifiCorp believes it is probable that its subsidiary, Energy West Mining Company, will withdraw from the United Mine Workers of America 1974 Pension Plan. As a result, PacifiCorp recorded its best estimate of the withdrawal obligation in December 2014 and deferred the portion of the obligation considered probable of recovery to a regulatory asset. In the event of withdrawal, Energy West Mining Company may elect to make a lump sum payment or annual installment payments to settle the withdrawal obligation. PacifiCorp is seeking recovery of the withdrawal obligation from its customers as part of its December 2014 regulatory filings associated with its Utah mine disposition transaction.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of March 31, 2015
Not designated as hedging contracts(1):
Commodity assets	$7	$—	$4	$—	$11
Commodity liabilities	—	—	(61)	(84)	(145)
Total	7	—	(57)	(84)	(134)

Total derivatives	7	—	(57)	(84)	(134)
Cash collateral receivable	—	—	19	45	64
Total derivatives - net basis	$7	$—	$(38)	$(39)	$(70)

As of December 31, 2014
Not designated as hedging contracts(1):
Commodity assets	$28	$—	$1	$—	$29
Commodity liabilities	(10)	—	(55)	(49)	(114)
Total	18	—	(54)	(49)	(85)

Total derivatives	18	—	(54)	(49)	(85)
Cash collateral receivable	—	—	14	14	28
Total derivatives - net basis	$18	$—	$(40)	$(35)	$(57)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of March 31, 2015 and December 31, 2014, a regulatory asset of $130 million and $85 million, respectively, was recorded related to the net derivative liability of $134 million and $85 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014

Beginning balance	$85	$55
Changes in fair value recognized in regulatory assets	48	(22)
Net gains (losses) reclassified to operating revenue	25	(11)
Net (losses) gains reclassified to energy costs	(28)	5
Ending balance	$130	$27

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2015	2014
Electricity purchases (sales)	Megawatt hours	1	(1)
Natural gas purchases	Decatherms	110	113
Fuel oil purchases	Gallons	10	3

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2015, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $141 million and $113 million as of March 31, 2015 and December 31, 2014, respectively, for which PacifiCorp had posted collateral of $64 million and $28 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2015 and December 31, 2014, PacifiCorp would have been required to post $73 million and $75 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2015
Assets:
Commodity derivatives	$—	$9	$2	$(4)	$7
Money market mutual funds(2)	22	—	—	—	22
Investment funds	16	—	—	—	16
	$38	$9	$2	$(4)	$45

Liabilities - Commodity derivatives	$—	$(145)	$—	$68	$(77)

As of December 31, 2014
Assets:
Commodity derivatives	$—	$25	$4	$(11)	$18
Money market mutual funds(2)	30	—	—	—	30
	$30	$25	$4	$(11)	$48

Liabilities - Commodity derivatives	$—	$(114)	$—	$39	$(75)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $64 million and $28 million as of March 31, 2015 and December 31, 2014, respectively.

(2)
Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. Money market mutual funds are accounted for as available-for-sale securities and the fair value approximates cost.

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

PacifiCorp's investments in money market mutual funds and investment funds are stated at fair value. PacifiCorp uses a readily observable quoted market price or net asset value of an identical security in an active market to record the fair value.

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

	As of March 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,019	$8,563	$7,019	$8,358

(8)	Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In a May 2010 ruling on the Plaintiff's petition for reconsideration, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration. In May 2012, a jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and is vigorously pursuing all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. Briefing before the Utah Supreme Court is complete and oral arguments will most likely be held in 2015. As of March 31, 2015, PacifiCorp had accrued $120 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

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

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. For the three-month periods ended March 31, 2015 and 2014, PacifiCorp made net cash payments for federal and state income taxes to BHE totaling $- million and $15 million, respectively.

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

Results of Operations for the First Quarter of 2015 and 2014

Overview

Net income for the first quarter of 2015 was $134 million, a decrease of $21 million, or 14%, compared to 2014. Net income decreased primarily due to lower retail customer load, lower wholesale electricity revenue, higher depreciation and amortization expense and lower AFUDC, partially offset by lower natural gas generation, higher retail rates and lower purchased electricity. Retail customer load decreased 3.4% for the first quarter of 2015 compared to 2014 primarily due to the impacts of mild weather on residential and commercial customers primarily in Oregon and Washington and lower residential and commercial customer usage, partially offset by an increase in the average number of residential customers. Energy generated decreased 10% for the first quarter of 2015 compared to 2014 due to lower natural gas-fueled generation primarily as a result of reduced economical dispatch of certain resources, partially offset by the addition of Lake Side 2 and reduced wind-powered and hydroelectric generation. Wholesale electricity sales volumes decreased 10% and purchased electricity volumes increased 29%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	First Quarter
	2015	2014	Change

Gross margin (in millions):
Operating revenue	$1,250	$1,288	$(38)	(3)%
Energy costs	476	504	(28)	(6)
Gross margin	$774	$784	$(10)	(1)

Sales (GWh):
Residential	3,993	4,273	(280)	(7)%
Commercial	4,030	4,182	(152)	(4)
Industrial and irrigation	5,037	5,070	(33)	(1)
Other	104	102	2	2
Total retail	13,164	13,627	(463)	(3)
Wholesale	2,654	2,958	(304)	(10)
Total sales	15,818	16,585	(767)	(5)

Average number of retail customers (in thousands)	1,800	1,779	21	1%

Average revenue per MWh:
Retail	$85.47	$84.02	$1.45	2%
Wholesale	$33.81	$34.31	$(0.50)	(1)%

Sources of energy (GWh)(1):
Coal	10,352	10,584	(232)	(2)%
Natural gas	1,674	2,534	(860)	(34)
Hydroelectric(2)	1,024	1,214	(190)	(16)
Wind and other(2)	800	1,060	(260)	(25)
Total energy generated	13,850	15,392	(1,542)	(10)
Energy purchased	3,121	2,412	709	29
Total	16,971	17,804	(833)	(5)

Average cost of energy per MWh:
Energy generated(3)	$19.72	$20.53	$(0.81)	(4)%
Energy purchased	$47.37	$65.26	$(17.89)	(27)%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Gross margin decreased $10 million, or 1%, for the first quarter of 2015 compared to 2014 primarily due to:

•
$44 million of lower retail revenues from a 3.4% decrease in retail customer load, with a 2.0% decrease due to the impacts of mild weather on residential and commercial customers primarily in Oregon and Washington and 1.4% lower customer usage primarily due to residential and commercial customers, partially offset by an increase in the average number of residential customers;

•	$28 million of lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms;

•	$12 million of lower wholesale electricity revenue primarily due to reduced volumes, partially offset by higher prices;

•	$5 million of lower REC revenue; and

•	$5 million of higher coal costs due to higher average unit costs and costs associated with the Utah mine disposition discussed in "Regulatory Matters," partially offset by reduced volumes.

The decrease in gross margin was partially offset by:

•	$48 million of lower natural gas costs primarily due to decreased generation primarily as a result of reduced economical dispatch of certain resources, partially offset by the addition of Lake Side 2;

•	$24 million of increases mainly from higher retail rates; and

•	$10 million of lower purchased electricity due to lower average market prices, partially offset by higher volumes.

Depreciation and amortization increased $10 million, or 6%, for the first quarter of 2015 compared to 2014 due to higher plant in-service, including Lake Side 2.

Allowance for borrowed and equity funds decreased $8 million, or 33%, for the first quarter of 2015 compared to 2014 primarily due to lower qualified construction work-in-progress balances.

Income tax expense decreased $4 million, or 6%, for the first quarter of 2015 compared to 2014 and the effective tax rate was 32% and 30% for 2015 and 2014, respectively. The decrease in income tax expense was primarily due to lower pre-tax book income, partially offset by lower production tax credits associated with PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of March 31, 2015, PacifiCorp's total net liquidity was $796 million as follows (in millions):

Cash and cash equivalents	$12

Credit facilities	1,200
Less:
Short-term debt	(210)
Letters of credit and tax-exempt bond support	(206)
Net credit facilities	784

Total net liquidity	$796

Credit facilities:
Maturity dates	2017, 2018
Largest single bank commitment as a % of total credit facilities	7%

Operating Activities

Net cash flows from operating activities for each of the three-month periods ended March 31, 2015 and 2014 were $482 million. Lower collections from retail customers and increases in cash collateral posted for derivative contracts were substantially offset by lower purchased electricity payments, lower fuel payments and cash paid for income taxes in the prior year.

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

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2015 and 2014 were $(233) million and $(273) million, respectively. The change was primarily due to lower capital expenditures of $62 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2015 was $(260) million. Uses of cash consisted of $450 million of common stock dividends paid to PPW Holdings. Sources of cash consisted of $190 million of net proceeds from short-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2014 was $(90) million. Uses of cash consisted of $500 million for common stock dividends paid to PPW Holdings and $12 million for the repayment of long-term debt. Sources of cash consisted of proceeds from the issuance of long-term debt of $425 million.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2015, PacifiCorp had $210 million of short-term debt outstanding at a weighted average interest rate of 0.59%. As of December 31, 2014, PacifiCorp had $20 million of short-term debt outstanding at a weighted average interest rate of 0.43%.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2014	2015	2015

Transmission system investment	$68	$38	$144
Environmental	42	26	120
Lake Side 2	19	1	1
Other	141	143	699
Total	$270	$208	$964

PacifiCorp's historical and forecast capital expenditures include the following:

•	Transmission system investment includes construction costs for the 170-mile single-circuit 345-kV Sigurd-Red Butte transmission line expected to be placed in-service in May 2015.

•
Environmental includes the installation of new or the replacement of existing emissions control equipment at certain generating facilities, including installation or upgrade of selective catalytic reduction control systems and low-nitrogen oxide burners to reduce nitrogen oxides, particulate matter control systems and mercury emissions control systems.

•
Remaining investments relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

PacifiCorp and the California ISO Memorandum of Understanding

In April 2015, PacifiCorp and the California Independent System Operator Corporation ("California ISO") entered into a non-binding memorandum of understanding to explore the feasibility, costs and benefits of PacifiCorp joining the California ISO as a participating transmission owner. A comprehensive benefits study is underway and is expected to be completed this summer. Should PacifiCorp decide to take additional steps to pursue joining the California ISO, a stakeholder input and review process would be initiated and PacifiCorp would seek necessary regulatory approvals, including from its state regulatory commissions and the Federal Energy Regulatory Commission.

PacifiCorp and the California ISO launched the regional energy imbalance market in November 2014, which allows PacifiCorp to participate in the California ISO's real-time energy markets to most cost-effectively manage short-term fluctuations in energy supply and demand. Joining the California ISO would extend that participation by PacifiCorp into the day-ahead energy market operated by the California ISO, in addition to unified planning and operation of PacifiCorp's transmission network.

Contractual Obligations

As of March 31, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014.

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014, and new regulatory matters occurring in 2015.

State Regulatory Matters

Utah Mine Disposition

In December 2014, PacifiCorp filed applications with the UPSC, the OPUC, the WPSC and the IPUC and an advice letter with the CPUC seeking certain approvals, prudence determinations and accounting orders to close PacifiCorp's Deer Creek mining operations, sell certain Utah mining assets, enter into a replacement coal supply agreement, amend an existing coal supply agreement, withdraw from the United Mine Workers of America ("UMWA") 1974 Pension Plan and settle PacifiCorp's other postretirement benefit obligation for UMWA participants (collectively, the "Utah Mine Disposition").

In April 2015, PacifiCorp filed all-party settlement stipulations with the UPSC and the WPSC finding that the Utah Mine Disposition transaction is prudent and in the public interest. The UPSC approved the stipulation in April 2015 and the WPSC is expected to issue a final order in May 2015.

Utah

In March 2015, PacifiCorp filed its annual Energy Balancing Account with the UPSC requesting recovery of $31 million in deferred net power costs for the period January 1, 2014 through December 31, 2014. If approved by the UPSC, the new rates will be effective November 2015.

In March 2015, PacifiCorp filed its annual REC balancing account application with the UPSC requesting recovery of $6 million over a two-year period. If approved by the UPSC, the new rates will be effective June 2015 on an interim basis until a final order is issued by the UPSC.

Oregon

In April 2015, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $12 million, or an average price increase of 1%, based on forecasted net power costs for calendar year 2016. The filing will be subject to updates throughout the year. If approved by the OPUC, the new rates will be effective January 2016.

Wyoming

In March 2015, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $32 million, or an average price increase of 5%, effective January 2016. The filing includes a proposal to implement a modified Energy Cost Adjustment Mechanism ("ECAM") to replace the current ECAM, which sunsets for new deferrals December 2015.

In March 2015, PacifiCorp filed its annual ECAM and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests approval to recover $8 million in deferred net power costs for the period January 1, 2014 through December 31, 2014, and the RRA application requests approval to refund $1 million to customers. If approved by the WPSC, the ECAM and RRA rates will be effective May 2015 on an interim basis until a final order is issued by the WPSC.

Washington

In May 2014, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $27 million, or an average price increase of 8%. In November 2014, PacifiCorp filed rebuttal testimony that increased the request to $32 million, or an average price increase of 10%, primarily as a result of updated net power costs. In March 2015, the WUTC issued a final order in the proceeding approving an overall annual increase of $10 million, or an average price increase of 3%, effective March 2015. In April 2015, PacifiCorp filed a petition for judicial review of certain findings of the WUTC's March 2015 order. In the final order, the WUTC initiated a second phase of the proceeding to implement a Power Cost Adjustment Mechanism ("PCAM") for PacifiCorp. PacifiCorp will make a tariff filing with the WUTC to implement a PCAM by May 31, 2015.

Idaho

In February 2015, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $17 million, consisting primarily of $10 million for deferred net power costs and $6 million for the difference between REC revenues included in base rates and actual REC revenues. In March 2015, the IPUC approved recovery of $16 million effective April 2015.

California

In August 2014, PacifiCorp filed for a rate increase of $5 million, or 4%, through its annual Energy Cost Adjustment Clause. The CPUC approved the new rates effective March 2015.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. PacifiCorp believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of PacifiCorp's forecast environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014.

Clean Air Act Regulations

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision is expected by the end of June 2015. The outcome of the United States Supreme Court's decision is uncertain and until the court renders its decision or otherwise implements a stay of the MATS requirements, PacifiCorp is proceeding to fulfill its legal obligations to comply with the MATS, including idling the Carbon coal-fueled generating facility.

Regional Haze

The state of Utah issued a regional haze State Implementation Plan ("SIP") requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the best available retrofit technology ("BART") determinations for the nitrogen oxides and particulate matter portions of Utah's regional haze SIP in March 2013. Oral argument was held before the Tenth Circuit in March 2014. In May 2014, the Tenth Circuit dismissed the petition on jurisdictional grounds. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality has undertaken an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2, for which the public comment period closed in December 2014. In response to public comments received, the Utah Division of Air Quality updated its proposal to revise the Utah regional haze SIP. The updated proposal is out for public comment and the comment period will close May 1, 2015. The additional BART analysis and revised regional haze SIP will be provided to the EPA once the Utah Division of Air Quality responds to any additional public comments. Once the EPA receives the supplemental analysis and the revised SIP, it will review the submittal and take proposed action that will also be subject to public comment. It is unknown how the submittal by Utah will impact the EPA's decision regarding the Utah SIP and, ultimately, PacifiCorp's obligations under the regional haze requirements.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a federal implementation plan ("FIP") for the disapproved portions requiring selective catalytic reduction controls on Cholla Unit 4. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit issued an order in February 2015, holding the matter in abeyance relating to PacifiCorp and Arizona Public Service Company as they work with state and federal agencies on an alternate compliance approach for Cholla Unit 4. In January 2015, Arizona Public Service Company submitted the permit applications and studies required to amend the Title V permit, and subsequently the Arizona SIP to convert Cholla Unit 4 to a natural gas-fueled unit in 2025. Once the Arizona Department of Environmental Quality completes its review, it will prepare a draft permit and a revision to the Arizona regional haze SIP that will be subject to a 30-day public comment period, which is expected to commence in early May 2015. After the public comment period, the Arizona Department of Environmental Quality will consider the comments and submit final proposals to the EPA for review, public comment and final action.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 14, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, PacifiCorp operates 18 surface impoundments and seven landfills that contain coal combustion byproducts. PacifiCorp is assessing the requirements of the final rule to determine required compliance activities and the associated costs.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of March 31, 2015, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2015, PacifiCorp would have been required to post $250 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting PacifiCorp, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2014. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of March 31, 2015.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There has been no material change to PacifiCorp's risk factors from those disclosed in Item 1A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014.

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

PACIFICORP
(Registrant)

Date: May 1, 2015	/s/ Douglas K. Stuver
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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.