Form 10-Q
period 2015-06-30
PACIFICORP /OR/
filed 2015-08-07
CIK 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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
503-813-5645

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
Yes  ☐  No  ☒

All of the shares of outstanding common stock are indirectly owned by Berkshire Hathaway Energy Company, 666 Grand Avenue, Des Moines, Iowa 50309-2580. As of July 31, 2015, 357,060,915 shares of common stock were outstanding.

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
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2015, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2014, and of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 7, 2015

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$96	$23
Accounts receivable, net	727	701
Income taxes receivable	—	133
Inventories:
Materials and supplies	231	218
Fuel	191	199
Deferred income taxes	27	28
Regulatory assets	118	131
Other current assets	76	92
Total current assets	1,466	1,525

Property, plant and equipment, net	18,900	18,719
Regulatory assets	1,558	1,574
Other assets	414	449

Total assets	$22,338	$22,267

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$457	$465
Income taxes payable	83	—
Accrued employee expenses	114	76
Accrued interest	111	110
Accrued property and other taxes	95	59
Short-term debt	—	20
Current portion of long-term debt and capital lease obligations	179	134
Regulatory liabilities	32	34
Other current liabilities	221	222
Total current liabilities	1,292	1,120

Regulatory liabilities	930	910
Long-term debt and capital lease obligations	7,123	6,919
Deferred income taxes	4,615	4,609
Other long-term liabilities	1,017	953
Total liabilities	14,977	14,511

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,893	3,288
Accumulated other comprehensive loss, net	(13)	(13)
Total shareholders' equity	7,361	7,756

Total liabilities and shareholders' equity	$22,338	$22,267

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Operating revenue	$1,269	$1,243	$2,519	$2,531

Operating costs and expenses:
Energy costs	437	444	913	948
Operations and maintenance	272	241	540	514
Depreciation and amortization	190	177	379	356
Taxes, other than income taxes	45	40	90	82
Total operating costs and expenses	944	902	1,922	1,900

Operating income	325	341	597	631

Other income (expense):
Interest expense	(94)	(97)	(188)	(191)
Allowance for borrowed funds	4	7	10	15
Allowance for equity funds	9	14	19	30
Other, net	2	3	5	5
Total other income (expense)	(79)	(73)	(154)	(141)

Income before income tax expense	246	268	443	490
Income tax expense	75	84	138	151
Net income	$171	$184	$305	$339

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2013	$2	$—	$4,479	$3,315	$(9)	$7,787
Net income	—	—	—	339	—	339
Common stock dividends declared	—	—	—	(625)	—	(625)
Balance, June 30, 2014	$2	$—	$4,479	$3,029	$(9)	$7,501

Balance, December 31, 2014	$2	$—	$4,479	$3,288	$(13)	$7,756
Net income	—	—	—	305	—	305
Common stock dividends declared	—	—	—	(700)	—	(700)
Balance, June 30, 2015	$2	$—	$4,479	$2,893	$(13)	$7,361

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$305	$339
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	379	356
Allowance for equity funds	(19)	(30)
Deferred income taxes and amortization of investment tax credits	9	105
Changes in regulatory assets and liabilities	18	(43)
Other, net	3	11
Changes in other operating assets and liabilities:
Accounts receivable and other assets	19	45
Derivative collateral, net	(30)	12
Inventories	(5)	18
Income taxes	216	18
Accounts payable and other liabilities	92	55
Net cash flows from operating activities	987	886

Cash flows from investing activities:
Capital expenditures	(419)	(532)
Other, net	(22)	(3)
Net cash flows from investing activities	(441)	(535)

Cash flows from financing activities:
Proceeds from long-term debt	250	425
Repayments of long-term debt and capital lease obligations	(1)	(13)
Net repayments of short-term debt	(20)	—
Common stock dividends	(700)	(625)
Other, net	(2)	(3)
Net cash flows from financing activities	(473)	(216)

Net change in cash and cash equivalents	73	135
Cash and cash equivalents at beginning of period	23	53
Cash and cash equivalents at end of period	$96	$188

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2015 and for the three- and six-month periods ended June 30, 2015 and 2014. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In July 2015, the FASB decided to defer the effective date one year to interim and annual reporting periods beginning after December 15, 2017. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2015	2014

Property, plant and equipment in-service	5-75 years	$26,503	$25,813
Accumulated depreciation and amortization		(8,247)	(8,026)
Net property, plant and equipment in-service		18,256	17,787
Construction work-in-progress		644	932
Total property, plant and equipment, net		$18,900	$18,719

(4)	Regulatory Matters

Utah Mine Disposition

Due to quality issues with the coal reserves at PacifiCorp's Deer Creek mine in Utah and rising costs at PacifiCorp's wholly owned subsidiary, Energy West Mining Company, PacifiCorp believes the Deer Creek coal reserves are no longer able to be economically mined. As a result, in December 2014, PacifiCorp filed applications with the Utah Public Service Commission ("UPSC"), the Oregon Public Utility Commission ("OPUC"), the Wyoming Public Service Commission ("WPSC") and the Idaho Public Utilities Commission ("IPUC") seeking certain approvals, prudence determinations and accounting orders to close its Deer Creek mining operations, sell certain Utah mining assets, enter into a replacement coal supply agreement, amend an existing coal supply agreement, withdraw from the United Mine Workers of America ("UMWA") 1974 Pension Plan and settle PacifiCorp's other postretirement benefit obligation for UMWA participants (collectively, the "Utah Mine Disposition"). PacifiCorp also filed an advice letter with the California Public Utilities Commission. In April 2015, PacifiCorp filed all-party settlement stipulations with the UPSC and the WPSC finding that the decision to enter into the Utah Mine Disposition transaction is prudent and in the public interest. The UPSC approved the stipulation in April 2015 and the WPSC approved the stipulation in May 2015. In May 2015, the OPUC issued its final order concluding that the Utah Mine Disposition transaction produces net benefits for customers and is in the public interest. The IPUC also issued an order in May 2015, approving the Utah Mine Disposition and ruling that the decision to enter into the transaction is prudent and in the public interest. Accordingly, in June 2015, PacifiCorp sold the specified Utah mining assets and the replacement and amended coal supply agreements became effective. Refer to Note 10 for discussion of the contractual obligations related to the replacement coal supply agreement. Refer to Note 6 for discussion of the UMWA 1974 Pension Plan withdrawal and the settlement of the other postretirement benefit obligation for UMWA participants. The Deer Creek mine is currently idled and closure activities have begun.

(5)	Recent Financing Transactions

In June 2015, PacifiCorp issued $250 million of its 3.35% First Mortgage Bonds due July 2025. The net proceeds were used to fund capital expenditures and for general corporate purposes, including retirement of short-term debt.

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

As of June 30, 2015, PacifiCorp had $428 million of fully available letters of credit issued under committed arrangements to support variable-rate tax-exempt bond obligations, of which $56 million were issued under credit facilities.

(6)	Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Pension:
Service cost	$1	$1	$2	$2
Interest cost	14	14	27	28
Expected return on plan assets	(20)	(19)	(39)	(38)
Net amortization	11	7	21	15
Net periodic benefit cost	$6	$3	$11	$7

Other postretirement:
Service cost	$1	$2	$2	$3
Interest cost	4	7	8	14
Expected return on plan assets	(6)	(7)	(12)	(15)
Net amortization	(1)	—	(2)	1
Net periodic benefit cost	$(2)	$2	$(4)	$3

Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2015. As of June 30, 2015, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

Utah Mine Disposition and Labor Agreement

In conjunction with the Utah Mine Disposition described in Note 4, in December 2014, Energy West Mining Company reached a labor settlement with the UMWA covering union employees at PacifiCorp's Deer Creek mining operations. As a result of the labor settlement, the UMWA agreed to assume PacifiCorp's other postretirement benefit obligation associated with UMWA plan participants in exchange for PacifiCorp transferring $150 million to a fund managed by the UMWA. Transfer of the assets and settlement of this obligation occurred in May 2015 and resulted in a remeasurement of the other postretirement plan assets and benefit obligation. As a result of the remeasurement, PacifiCorp recognized a $9 million settlement loss, with the portion that is probable of recovery deferred as a regulatory asset.

Multiemployer Pension Plan

PacifiCorp's subsidiary, Energy West Mining Company, triggered involuntary withdrawal from the UMWA 1974 Pension Plan in June 2015 when the UMWA employees ceased performing work for PacifiCorp. PacifiCorp recorded its best estimate of the withdrawal obligation in December 2014 when withdrawal was considered probable and deferred the portion of the obligation considered probable of recovery to a regulatory asset.

(7)	Asset Retirement Obligations

In December 2014, the United States Environmental Protection Agency released its final rule regulating the management and disposal of coal combustion byproducts resulting from the operation of coal-fueled generating facilities, including requirements for the operation and closure of surface impoundment and ash landfill facilities. The final rule was published in the Federal Register in April 2015 and will be effective in October 2015. As of June 30, 2015 and December 31, 2014, PacifiCorp's asset retirement obligations totaled $227 million and $135 million, respectively, and the change was substantially due to the impacts of the final rule.

(8)Risk Management and Hedging Activities

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

There have been no significant changes in PacifiCorp's accounting policies related to derivatives. Refer to Note 9 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of June 30, 2015
Not designated as hedging contracts(1):
Commodity assets	$17	$—	$1	$—	$18
Commodity liabilities	(3)	—	(41)	(77)	(121)
Total	14	—	(40)	(77)	(103)

Total derivatives	14	—	(40)	(77)	(103)
Cash collateral receivable	—	—	14	44	58
Total derivatives - net basis	$14	$—	$(26)	$(33)	$(45)

As of December 31, 2014
Not designated as hedging contracts(1):
Commodity assets	$28	$—	$1	$—	$29
Commodity liabilities	(10)	—	(55)	(49)	(114)
Total	18	—	(54)	(49)	(85)

Total derivatives	18	—	(54)	(49)	(85)
Cash collateral receivable	—	—	14	14	28
Total derivatives - net basis	$18	$—	$(40)	$(35)	$(57)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of June 30, 2015 and December 31, 2014, a regulatory asset of $99 million and $85 million, respectively, was recorded related to the net derivative liability of $103 million and $85 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Beginning balance	$130	$27	$85	$55
Changes in fair value recognized in regulatory assets	(21)	(27)	27	(49)
Net gains (losses) reclassified to operating revenue	3	—	28	(11)
Net (losses) gains reclassified to energy costs	(13)	—	(41)	5
Ending balance	$99	$—	$99	$—

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2015	2014
Electricity purchases (sales)	Megawatt hours	1	(1)
Natural gas purchases	Decatherms	110	113
Fuel oil purchases	Gallons	7	3

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2015, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $116 million and $113 million as of June 30, 2015 and December 31, 2014, respectively, for which PacifiCorp had posted collateral of $58 million and $28 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2015 and December 31, 2014, PacifiCorp would have been required to post $54 million and $75 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(9)	Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2015
Assets:
Commodity derivatives	$—	$16	$2	$(4)	$14
Money market mutual funds(2)	91	—	—	—	91
Investment funds	16	—	—	—	16
	$107	$16	$2	$(4)	$121

Liabilities - Commodity derivatives	$—	$(121)	$—	$62	$(59)

As of December 31, 2014
Assets:
Commodity derivatives	$—	$25	$4	$(11)	$18
Money market mutual funds(2)	30	—	—	—	30
	$30	$25	$4	$(11)	$48

Liabilities - Commodity derivatives	$—	$(114)	$—	$39	$(75)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $58 million and $28 million as of June 30, 2015 and December 31, 2014, respectively.

(2)
Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. Money market mutual funds are accounted for as available-for-sale securities and the fair value approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 8 for further discussion regarding PacifiCorp's risk management and hedging activities.

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

	As of June 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,269	$8,382	$7,019	$8,358

(10)	Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In a May 2010 ruling on the Plaintiff's petition for reconsideration, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration. In May 2012, a jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and is vigorously pursuing all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. Briefing before the Utah Supreme Court is complete and oral arguments are scheduled for September 2015. As of June 30, 2015, PacifiCorp had accrued $120 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

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

Commitments
As a result of the Utah Mine Disposition discussed in Note 4, PacifiCorp's replacement coal supply agreement for one of its generating facilities became effective in June 2015. Also during the three-month period ended June 30, 2015, PacifiCorp entered into several purchased electricity contracts from facilities that have not yet achieved commercial operation. These coal supply and purchased electricity contracts result in minimum future purchases of $70 million in 2016, $112 million in 2017, $127 million in 2018, $127 million in 2019 and $1.601 billion in 2020 and thereafter.

(11)	Related Party Transactions

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. For the six-month period ended June 30, 2015, PacifiCorp received net cash payments for federal and state income taxes from BHE totaling $87 million. For the six-month period ended June 30, 2014, PacifiCorp made net cash payments for federal and state income taxes to BHE totaling $27 million.

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

Results of Operations for the Second Quarter and First Six Months of 2015 and 2014

Overview

Net income for the second quarter of 2015 was $171 million, a decrease of $13 million, or 7%, compared to 2014. Net income decreased due to the prior year recognition of expected insurance recoveries for fire claims, higher depreciation and amortization of $13 million and lower AFUDC of $8 million, partially offset by higher margins of $33 million. Margins increased primarily due to higher retail rates and higher retail customer load, partially offset by lower REC revenue and lower wholesale electricity revenue. Retail customer load increased 1.6% due to the impacts of hot weather in June 2015 on residential and commercial customers and an increase in the average number of residential and commercial customers primarily in Utah, partially offset by lower residential customer usage in Utah and lower irrigation customer usage primarily in Idaho. Energy generated remained relatively flat for the second quarter of 2015 compared to 2014 due to higher coal-fueled generation offset by lower hydroelectric, wind-powered and natural gas-fueled generation. Wholesale sales volumes decreased 17% and purchased electricity volumes decreased 8%.

Net income for the first six months of 2015 was $305 million, a decrease of $34 million, or 10%, compared to 2014. Net income decreased primarily due to the prior year recognition of expected insurance recoveries for fire claims, higher depreciation and amortization of $23 million and lower AFUDC of $16 million, partially offset by higher margins of $23 million. Margins increased primarily due to higher retail rates and lower natural gas generation, partially offset by lower wholesale electricity revenue volumes, higher coal costs and volumes, lower REC revenue and lower retail customer load. Retail customer load decreased 1.0% due to lower residential, irrigation and commercial customer usage, partially offset by an increase in the average number of residential customers in Utah and Oregon and an increase in the average number of commercial customers in Utah. The impacts of the hot weather in June 2015 on residential and commercial customers were largely offset by the impacts of mild weather in the first quarter of 2015 on residential and commercial customers primarily in Oregon and Washington. Energy generated decreased 5% for the first six months of 2015 compared to 2014 due to lower economical dispatch of natural gas-fueled generation and reduced hydroelectric and wind-powered generation, partially offset by the addition of Lake Side 2 and higher coal-fueled generation. Wholesale sales volumes decreased 13% and purchased electricity volumes increased 10%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change

Gross margin (in millions):
Operating revenue	$1,269	$1,243	$26	2%	$2,519	$2,531	$(12)	—%
Energy costs	437	444	(7)	(2)	913	948	(35)	(4)
Gross margin	$832	$799	$33	4	$1,606	$1,583	$23	1

Sales (GWh):
Residential	3,394	3,298	96	3%	7,387	7,571	(184)	(2)%
Commercial	4,253	4,065	188	5	8,283	8,247	36	—
Industrial and irrigation	5,634	5,711	(77)	(1)	10,671	10,781	(110)	(1)
Other	105	107	(2)	(2)	209	209	—	—
Total retail	13,386	13,181	205	2	26,550	26,808	(258)	(1)
Wholesale	1,614	1,944	(330)	(17)	4,268	4,902	(634)	(13)
Total sales	15,000	15,125	(125)	(1)	30,818	31,710	(892)	(3)

Average number of retail customers
(in thousands)	1,810	1,779	31	2%	1,805	1,779	26	1%

Average revenue per MWh:
Retail	$88.32	$84.49	$3.83	5%	$86.91	$84.25	$2.66	3%
Wholesale	$28.65	$32.49	$(3.84)	(12)%	$31.86	$33.59	$(1.73)	(5)%

Sources of energy (GWh)(1):
Coal	10,324	9,477	847	9%	20,676	20,061	615	3%
Natural gas	2,180	2,367	(187)	(8)	3,854	4,901	(1,047)	(21)
Hydroelectric(2)	657	1,035	(378)	(37)	1,681	2,249	(568)	(25)
Wind and other(2)	583	813	(230)	(28)	1,383	1,873	(490)	(26)
Total energy generated	13,744	13,692	52	—	27,594	29,084	(1,490)	(5)
Energy purchased	2,332	2,528	(196)	(8)	5,453	4,940	513	10
Total	16,076	16,220	(144)	(1)	33,047	34,024	(977)	(3)

Average cost of energy per MWh:
Energy generated(3)	$19.55	$19.37	$0.18	1%	$19.63	$19.99	$(0.36)	(2)%
Energy purchased	$55.94	$53.08	$2.86	5%	$51.04	$59.03	$(7.99)	(14)%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Gross margin increased $33 million, or 4%, for the second quarter of 2015 compared to 2014 primarily due to:

•	$50 million of increases mainly from higher retail rates;

•	$22 million of lower natural gas costs due to decreased generation and lower average unit costs; and

•
$19 million of higher retail revenues from a 1.6% increase in retail customer load, with a 2.4% increase due to the impacts of hot weather in June 2015 on residential and commercial customers and a 0.8% increase in the average number of residential and commercial customers primarily in Utah, partially offset by 1.6% lower customer usage primarily by residential customers in Utah and irrigation customers primarily in Idaho.

The increase in gross margin was partially offset by:

•	$25 million of higher coal costs due to increased volumes and higher average unit costs;

•	$23 million of lower REC revenue; and

•	$17 million of lower wholesale revenue due to reduced volumes and lower average wholesale prices.

Operations and maintenance increased $31 million, or 13%, for the second quarter of 2015 compared to 2014 primarily due to recognition in 2014 of insurance recoveries expected from the Sanpete County, Utah rangeland fire.

Depreciation and amortization increased $13 million, or 7%, for the second quarter of 2015 compared to 2014 primarily due to higher plant in-service, including Lake Side 2.

Taxes, other than income taxes increased $5 million, or 13%, for the second quarter of 2015 compared to 2014 due to higher property taxes primarily from higher assessed property values.

Allowance for borrowed and equity funds decreased $8 million, or 38%, for the second quarter of 2015 compared to 2014 primarily due to lower qualified construction work-in-progress balances.

Income tax expense decreased $9 million, or 11%, for the second quarter of 2015 compared to 2014 and the effective tax rate was 30% and 31% for the second quarter of 2015 and 2014, respectively. The decrease in income tax expense was primarily due to lower pre-tax book income.

Gross margin increased $23 million, or 1%, for the first six months of 2015 compared to 2014 primarily due to:

•	$74 million of increases mainly from higher retail rates;

•
$70 million of lower natural gas costs primarily due to decreased generation primarily as a result of reduced economical dispatch and lower average unit costs, partially offset by increased generation from the addition of Lake Side 2; and

•	$13 million of lower purchased electricity due to lower average market prices, partially offset by higher volumes.

The increase in gross margin was partially offset by:

•	$30 million of higher coal costs due to higher average unit costs and higher volumes;

•	$29 million of lower wholesale revenue primarily due to reduced volumes;

•	$29 million of lower REC revenue;

•
$25 million of lower retail revenues from a 1.0% decrease in retail customer load, with 1.8% lower customer usage by residential, irrigation and commercial customers, partially offset by a 0.7% increase in the average number of residential customers in Utah and Oregon and commercial customers in Utah. The impacts of the hot weather in June 2015 on residential and commercial customers were largely offset by the impacts of mild weather in the first quarter of 2015 on residential and commercial customers primarily in Oregon and Washington; and

•	$24 million of lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms.

Operations and maintenance increased $26 million, or 5%, for the first six months of 2015 compared to 2014 due to recognition in 2014 of insurance recoveries expected from the Sanpete County, Utah rangeland fire.

Depreciation and amortization increased $23 million, or 6%, for the first six months of 2015 compared to 2014 primarily due to higher plant in-service, including Lake Side 2.

Taxes, other than income taxes increased $8 million, or 10%, for the first six months of 2015 compared to 2014 due to higher property taxes primarily from higher plant placed in-service and higher assessed property values.

Allowance for borrowed and equity funds decreased $16 million, or 36%, for the first six months of 2015 compared to 2014 primarily due to lower qualified construction work-in-progress balances.

Income tax expense decreased $13 million, or 9%, for the first six months of 2015 compared to 2014 and the effective tax rate was 31% for the first six months of 2015 and 2014. The decrease in income tax expense was primarily due to lower pre-tax book income.

Liquidity and Capital Resources

As of June 30, 2015, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$96

Credit facilities	1,200
Less:
Short-term debt	—
Letters of credit and tax-exempt bond support	(206)
Net credit facilities	994

Total net liquidity	$1,090

Credit facilities:
Maturity dates	2017, 2018

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2015 and 2014 were $987 million and $886 million, respectively. The $101 million increase was primarily due to cash received for income taxes in the current year compared to cash paid for income taxes in the prior year and lower purchased electricity and fuel payments, partially offset by increases in cash collateral posted for derivative contracts, lower collections from retail customers and lower receipts from wholesale electricity sales.

In December 2014, the Tax Increase Prevention Act of 2014 (the "Act") was signed into law, extending the 50% bonus depreciation for qualifying property purchased and placed in-service before January 1, 2015 and before January 1, 2016 for certain longer-lived assets. As a result of the Act, PacifiCorp's cash flows from operations are benefiting in 2015 due to bonus depreciation on qualifying assets placed in-service.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2015 and 2014 were $(441) million and $(535) million, respectively. The change was primarily due to a decrease in capital expenditures of $113 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2015 was $(473) million. Uses of cash consisted substantially of $700 million for common stock dividends paid to PPW Holdings and $20 million for the repayment of short-term debt. Sources of cash consisted of proceeds from the issuance of long-term debt of $250 million.

Net cash flows from financing activities for the six-month period ended June 30, 2014 was $(216) million. Uses of cash consisted substantially of $625 million for common stock dividends paid to PPW Holdings and $12 million for the repayment of long-term debt. Sources of cash consisted of proceeds from the issuance of long-term debt of $425 million.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of June 30, 2015, PacifiCorp had no short-term debt outstanding. As of December 31, 2014, PacifiCorp had $20 million of short-term debt outstanding at a weighted average interest rate of 0.43%.

Long-term Debt

In June 2015, PacifiCorp issued $250 million of its 3.35% First Mortgage Bonds due July 2025. The net proceeds were used to fund capital expenditures and for general corporate purposes, including retirement of short-term debt.

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $1.325 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2014	2015	2015

Transmission system investment	$122	$64	$145
Environmental	83	51	134
Lake Side 2	31	—	—
Other	296	304	645
Total	$532	$419	$924

PacifiCorp's historical and forecast capital expenditures include the following:

•	Transmission system investment includes construction costs for the 170-mile single-circuit 345-kV Sigurd-Red Butte transmission line that was placed in-service in May 2015.

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

PacifiCorp and the California ISO Memorandum of Understanding

In April 2015, PacifiCorp and the California Independent System Operator Corporation ("California ISO") entered into a non-binding memorandum of understanding to explore the feasibility, costs and benefits of PacifiCorp joining the California ISO as a participating transmission owner. A comprehensive benefits study is underway and is expected to be completed by late September 2015. Should PacifiCorp decide to take additional steps to pursue joining the California ISO, a stakeholder input and review process would be initiated and PacifiCorp would seek necessary regulatory approvals, including from its state regulatory commissions and the FERC.

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

Contractual Obligations

As of June 30, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014.

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014, and new regulatory matters occurring in 2015.

State Regulatory Matters

Utah Mine Disposition

In December 2014, PacifiCorp filed applications with the UPSC, the OPUC, the WPSC and the IPUC seeking certain approvals, prudence determinations and accounting orders to close PacifiCorp's Deer Creek mining operations, sell certain Utah mining assets, enter into a replacement coal supply agreement, amend an existing coal supply agreement, withdraw from the United Mine Workers of America ("UMWA") 1974 Pension Plan and settle PacifiCorp's other postretirement benefit obligation for UMWA participants (collectively, the "Utah Mine Disposition"). PacifiCorp also filed an advice letter with the CPUC.

In April 2015, PacifiCorp filed all-party settlement stipulations with the UPSC and the WPSC finding that the decision to enter into the Utah Mine Disposition transaction is prudent and in the public interest and recommending the appropriate treatment for accounting and ratemaking purposes. The UPSC approved the stipulation in April 2015 and the WPSC approved the stipulation in May 2015. The IPUC also issued an order in May 2015, approving the Utah Mine Disposition and ruling that the decision to enter into the transaction was prudent and in the public interest. The IPUC's order established the accounting treatment necessary to implement the transaction while deferring any incremental ratemaking treatment to the next general rate case.

In May 2015, the OPUC issued its final order in the Utah Mine Disposition transaction proceeding, concluding that the transaction produces net benefits for customers and is in the public interest. In accordance with the OPUC order, PacifiCorp implemented two tariffs that reflect an overall annual rate increase of $3 million effective June 2015.

Utah

In March 2015, PacifiCorp filed its annual Energy Balancing Account with the UPSC requesting recovery of $31 million in deferred net power costs for the period January 1, 2014 through December 31, 2014. If approved by the UPSC, the new rates will be effective November 2015.

In March 2015, PacifiCorp filed its annual REC balancing account application with the UPSC requesting recovery of $6 million over a two-year period. In May 2015, the UPSC approved the new rates effective June 2015 on an interim basis until a final order is issued by the UPSC.

Oregon

In April 2015, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $12 million, or an average price increase of 1%, based on forecasted net power costs for calendar year 2016. The filing will be subject to updates throughout the year. If approved by the OPUC, the new rates will be effective January 2016.

Wyoming

In March 2015, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $32 million, or an average price increase of 5%, effective January 2016. The filing includes a proposal to implement a modified Energy Cost Adjustment Mechanism ("ECAM") to replace the current ECAM, which sunsets for new deferrals December 2015. In June 2015, PacifiCorp filed a net power cost update reducing the requested increase to $30 million, or an average price increase of 4%.

In March 2015, PacifiCorp filed its annual ECAM and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests approval to recover $8 million in deferred net power costs for the period January 1, 2014 through December 31, 2014, and the RRA application requests approval to refund $1 million to customers. In May 2015, the WPSC approved the ECAM and RRA rates effective May 2015 on an interim basis until a final order is issued by the WPSC.

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

In the March 2015 general rate case order described above, the WUTC initiated a second phase of the proceeding to implement a Power Cost Adjustment Mechanism ("PCAM") under which a portion of the difference between base net power costs set during a general rate case and actual net power costs would be deferred and reflected in future rates. In May 2015, the WUTC approved an all-party stipulation in which the parties agreed to the implementation of a PCAM. The PCAM applies a $4 million dead band for positive or negative net power cost variances. For net power cost variances between $4 million and $10 million, the PCAM reflects asymmetrical sharing bands in which amounts to be recovered from customers will be allocated 50% to customers and 50% to PacifiCorp, and amounts to be credited to customers will be allocated 75% to customers and 25% to PacifiCorp. Positive or negative net power cost variances in excess of $10 million will be allocated 90% to customers and 10% to PacifiCorp. PacifiCorp will make its first annual PCAM filing in June 2016 to cover net power costs for the period April 1, 2015 through December 31, 2015. The PCAM will convert to a calendar year basis beginning in 2016.

Idaho

In February 2015, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $17 million, consisting primarily of $10 million for deferred net power costs and $6 million for the difference between REC revenues included in base rates and actual REC revenues. In March 2015, the IPUC approved recovery of $16 million effective April 2015.

In May 2015, PacifiCorp filed an application with the IPUC requesting approval to modify the ECAM, update base net power costs and increase rates by $10 million, effective January 2016. The requested increase includes $7 million for the difference between REC revenues included in base rates and actual REC revenues, and $3 million as a result of updating base net power costs.

California

In August 2014, PacifiCorp filed for a rate increase of $5 million, or 4%, through its annual Energy Cost Adjustment Clause ("ECAC"). The CPUC approved the new rates effective March 2015.

In June 2015, PacifiCorp filed for a rate increase of $1 million, or 1%, through its Post Test-year Adjustment Mechanism for major capital additions to add the Sigurd-Red Butte transmission line to rates. The new rates were effective July 2015.

In August 2015, PacifiCorp filed for a rate decrease of $2 million, or 2%, through its annual ECAC. If approved by the CPUC, the new rates will be effective January 2016.

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

Clean Air Act Regulations

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision was issued by the United States Supreme Court in June 2015, which reversed and remanded the MATS rule to the D.C. Circuit for further action. The United States Supreme Court held that the EPA had acted unreasonably when it deemed cost irrelevant to the decision to regulate generating facilities, and that cost, including costs of compliance, must be considered before deciding whether regulation is necessary and appropriate. The United States Supreme Court's decision did not vacate or stay implementation of the MATS rule and until the D.C. Circuit takes further action, PacifiCorp continues to have a legal obligation under the MATS rule and its permits issued by the states in which it operates to comply with the MATS rule, including operating all emissions controls or otherwise complying with the MATS requirements, such as idling the Carbon coal-fueled generating facility ("Carbon Facility"). Refer to the Regional Haze section below for additional requirements regarding the Carbon Facility.

Regional Haze

The state of Utah issued a regional haze State Implementation Plan ("SIP") requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the best available retrofit technology ("BART") determinations for the nitrogen oxides and particulate matter portions of Utah's regional haze SIP in March 2013. Oral argument was held before the Tenth Circuit in March 2014. In May 2014, the Tenth Circuit dismissed the petition on jurisdictional grounds. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality has undertaken an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. The additional BART analysis and revised regional haze SIP was submitted in June 2015 to the EPA for review and proposed action after a public comment period. The revised regional haze SIP includes a state-enforceable requirement to retire the Carbon Facility by August 15, 2015, and PacifiCorp has begun to make plans for decommissioning. This requirement is independent of the requirements of the MATS rule as discussed above. The EPA is expected to review and take final action on the SIP in 2016. It is unknown how the EPA's decision regarding the Utah SIP may impact PacifiCorp's obligations under the regional haze requirements.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a Federal Implementation Plan ("FIP") for the disapproved portions requiring selective catalytic reduction controls on Cholla Unit 4. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit issued an order in February 2015, holding the matter in abeyance relating to PacifiCorp and Arizona Public Service Company as they work with state and federal agencies on an alternate compliance approach for Cholla Unit 4. In January 2015, Arizona Public Service Company submitted the permit applications and studies required to amend the Title V permit, and subsequently the Arizona SIP to convert Cholla Unit 4 to a natural gas-fueled unit in 2025. The Arizona Department of Environmental Quality prepared a draft permit and a revision to the Arizona regional haze SIP, held two public hearings in July 2015 and, after considering the comments received during the public comment period that closed on July 14, 2015, will submit final proposals to the EPA for review, public comment and final action.

Climate Change

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. As part of his Climate Action Plan, President Obama announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considered the size of the unit and the electricity sent to the grid from the unit. The proposed standards were published in the Federal Register January 8, 2014, and the public comment period closed in May 2014. On August 3, 2015, the EPA issued the final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" for coal-fueled generating facilities reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. Any new fossil-fueled generating facilities constructed by PacifiCorp will be required to meet the GHG new source performance standards.

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under this proposal, states could have utilized any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal was expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The final Clean Power Plan was released August 3, 2015 and changed the methodology upon which the Best System of Emission Reduction is based to include: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released on August 3, 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The draft federal plan is expected to be open for a 90-day public comment period after publication in the Federal Register. States are required to submit initial implementation plans by September 2016, and may request an extension to September 2018. The impacts of the final rule or the federal plan on PacifiCorp cannot be determined until the states develop their implementation plans or the federal plan is finalized. PacifiCorp has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

The GHG rules and PacifiCorp's compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, PacifiCorp operates 18 surface impoundments and seven landfills that contain coal combustion byproducts. Refer to Note 7 for discussion of the impacts on asset retirement obligations as a result of the final rule.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of June 30, 2015, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2015, PacifiCorp would have been required to post $252 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting PacifiCorp, see Item 7A of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2014. PacifiCorp's exposure to market risk and its management of such risk has not changed materially since December 31, 2014. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of PacifiCorp's derivative positions as of June 30, 2015.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, PacifiCorp carried out an evaluation, under the supervision and with the participation of PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of PacifiCorp's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, PacifiCorp's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that PacifiCorp's disclosure controls and procedures were effective to ensure that information required to be disclosed by PacifiCorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including PacifiCorp's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in PacifiCorp's internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, PacifiCorp's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Note 10 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

PACIFICORP
(Registrant)

Date: August 7, 2015	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.    Description

4.1*
Twenty-Eighth Supplemental Indenture, dated as of June 1, 2015, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (Exhibit 4.1, Current Report on Form 8-K, filed June 19, 2015, File No. 1-5152).

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

101
The following financial information from PacifiCorp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

*Incorporated by reference.